Form 10-Q
period 2012-03-31
BRIGHTCOVE INC
filed 2012-05-10
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-35429

BRIGHTCOVE INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Congress Street

Boston, MA 02210

(Address of principal executive offices)

(888) 882-1880

(Registrant’s telephone number, including area code)

One Cambridge Center

Cambridge, MA 02142

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012 there were 27,286,914 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and equivalents	$60,647	$17,227
Accounts receivable, net of allowance of $301 and $266, at March 31, 2012 and December 31, 2011, respectively (includes related party amounts of $647 and $667 at March 31, 2012 and December 31, 2011, respectively)	15,946	14,693
Prepaid expenses and other current assets	3,894	3,334

Total current assets	80,487	35,254
Property and equipment, net	8,939	6,079
Goodwill	2,372	2,372
Deferred initial public offering costs	—	2,544
Restricted cash	233	233
Other assets	509	856

Total assets	$92,540	$47,338

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,226	$2,026
Accrued expenses	8,793	8,773
Current portion of long-term debt	—	833
Deferred revenue	14,353	13,418

Total current liabilities	24,372	25,050
Deferred revenue, net of current portion	392	354
Long-term debt	—	6,167
Other liabilities	85	77
Redeemable convertible preferred stock warrants	—	424

Total liabilities	24,849	32,072
Contingencies (Note 15)
Redeemable convertible preferred stock	—	120,351
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2012; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 and 68,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; 27,254,000 and 5,224,532 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	27	5
Additional-paid-in-capital	161,911	—
Accumulated other comprehensive income	856	1,056
Accumulated deficit	(96,263)	(107,254)

Total stockholders’ equity (deficit) attributable to Brightcove Inc.	66,531	(106,193)
Non-controlling interest in consolidated subsidiary	1,160	1,108

Total stockholders’ equity (deficit)	67,691	(105,085)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$92,540	$47,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Subscription and support revenue	$18,836	$12,492
Professional services and other revenue	1,108	582

Total revenue (1)	19,944	13,074
Cost of revenue: (2)
Cost of subscription and support revenue	5,195	3,279
Cost of professional services and other revenue	1,169	1,097

Total cost of revenue	6,364	4,376

Gross profit	13,580	8,698
Operating expenses: (2)
Research and development	4,177	3,443
Sales and marketing	9,008	6,966
General and administrative	3,637	2,725

Total operating expenses	16,822	13,134

Loss from operations	(3,242)	(4,436)
Other (expense) income, net	(263)	122

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,505)	(4,314)
Provision for income taxes	29	32

Consolidated net loss	(3,534)	(4,346)
Net income attributable to non-controlling interest in consolidated subsidiary	(52)	(69)

Net loss attributable to Brightcove Inc.	(3,586)	(4,415)
Accretion of dividends on redeemable convertible preferred stock	(733)	(1,410)

Net loss attributable to common stockholders	$(4,319)	$(5,825)

Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(1.22)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	15,842,743	4,757,858

(1) Includes related party revenue (Note 18)	$987	$932

(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	20	10
Cost of professional services and other revenue	22	24
Research and development	81	86
Sales and marketing	252	255
General and administrative	572	615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Consolidated net loss	$(3,534)	$(4,346)
Other comprehensive income (loss):
Foreign currency translation adjustments	(200)	(43)
Change in market value of investments	—	42

Other comprehensive loss	(200)	(1)

Comprehensive loss	(3,734)	(4,347)
Less: net income attributable to non-controlling interest in consolidated subsidiary	52	69

Comprehensive loss attributable to Brightcove Inc.	$(3,786)	$(4,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(3,534)	$(4,346)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	824	696
Stock-based compensation	947	990
Change in fair value of warrants	(28)	(3)
Provision for reserves on accounts receivable	67	20
Amortization of deferred financing costs	44	—
Loss on disposal of equipment	83	—
Changes in assets and liabilities:
Accounts receivable	(1,377)	(222)
Prepaid expenses and other current assets	(599)	(1,301)
Other assets	299	115
Accounts payable	(636)	115
Accrued expenses	135	(182)
Deferred revenue	1,006	927

Net cash used in operating activities	(2,769)	(3,191)

Investing activities
Purchase of property and equipment	(3,742)	(1,103)
Capitalization of internal-use software costs	(24)	(105)
Decrease in restricted cash	—	9

Net cash used in investing activities	(3,766)	(1,199)

Financing activities
Proceeds from exercise of stock options	181	24
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	56,923	—
Payments under term loan	(7,000)	—

Net cash provided by financing activities	50,104	24

Effect of exchange rate changes on cash	(149)	(1)

Net increase (decrease) in cash and cash equivalents	43,420	(4,367)
Cash and cash equivalents at beginning of period	17,227	20,341

Cash and cash equivalents at end of period	$60,647	$15,974

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$106,451	$—

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$395	$—

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$773	$1,487

Vesting of restricted stock	$25	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description and Basis of Presentation

Business Description

Brightcove Inc. (the “Company”) is a provider of cloud-based solutions for publishing and distributing professional digital media which enable its customers to publish and distribute video and content applications, or apps, to Internet-connected devices quickly, easily and in a cost-effective manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2012, the Company had six wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc. and Bright Bay Co. Ltd. In addition, the Company has one majority-owned subsidiary, Brightcove Kabushiki Kaisha (“Brightcove KK”).

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) related to its initial public offering (“IPO”).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 contained in the Company’s Prospectus and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2012 and 2011. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

On February 23, 2012, the Company closed its IPO in which the Company sold and issued 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to exercise of the underwriters’ option to purchase additional shares, which were sold to the public at a price of $11.00 per share. The Company received aggregate proceeds of approximately $58.8 million from the IPO, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.2 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 16,150,505 shares of common stock and all outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 46,713 shares of common stock at $3.21 per share.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements. As of March 31, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Prospectus, have not changed.

2. Use of Estimates and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period. Actual results could differ from those estimates.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and revenue reserves, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of stock awards issued, stock-based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

3. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and other non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of the Company’s majority-owned subsidiary, Brightcove KK, a Japanese joint venture, which was formed on July 18, 2008. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ (deficit) equity. The portion of net loss (income) attributable to non-controlling interest is presented as net loss (income) attributable to non-controlling interest in consolidated subsidiary in the condensed consolidated statements of operations. Net income attributable to non-controlling interest for the three months ended March 31, 2012 and 2011 was $52 and $69, respectively.

4. Subsequent Events Considerations

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

5. Revenue Recognition

The Company primarily derives revenue from the sale of its on-demand application service to the Company’s internet video platform, which provides customers the right to access the Company’s hosted software applications for uploading, managing, distributing, and monetizing their video assets. Revenue is derived from three primary sources: (1) the subscription of its technology and related support; (2) hosting and bandwidth services; and (3) professional services, which include initiation, set-up and customization services.

The Company recognizes revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Accordingly, the Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum annual level of usage, and provide the rate at which the customer must pay for actual usage above the annual allowable usage. For these services, the Company recognizes the annual fee ratably as revenue each month. Should a customer’s usage of the Company’s services exceed the annual allowable level, revenue is recognized for such excess in the period of the usage. Contracts for Express customers are generally month-to-month arrangements, have a maximum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly allowable usage. The monthly Express subscription and support and usage fees are recognized as revenue during the period in which the related cash is collected.

Revenue recognition commences upon the later of when the application is placed in a production environment, or when all revenue recognition criteria have been met.

Professional services and other revenue sold on a stand-alone basis are recognized upon final delivery.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, and primarily consists of the unearned portion of annual software subscription and maintenance and support fees, and deferred initiation and professional service fees.

Revenue is presented net of any taxes collected from customers.

Multiple-Element Arrangements

The Company periodically enters into multi-element service arrangements that include platform subscription fees, support fees, initiation fees, and, in certain cases, other professional services. Prior to January 1, 2011, when the Company entered into such arrangements, each element was accounted for separately over its respective service period, provided that each element had value to the customer on a stand-alone basis, and there was objective and reliable evidence of fair value for the separate elements. If these criteria could not be objectively met or determined, the total value of the arrangement was generally recognized ratably as a single unit of accounting over the entire service period to the extent that all services had begun to be provided at the outset of the period. For multi-element service arrangements entered into through December 31, 2010, the Company was unable to separately account for the different elements because the Company did not have objective and reliable evidence of fair value for certain of its deliverables. Therefore, all revenue under these arrangements has been recognized ratably over the contract term.

Initiation fees and other professional services charged when services are first activated were recorded as deferred revenue, and recognized as revenue ratably over a term beginning upon go-live of the software application and extending through the contract term.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force, which amended the previous multiple-element arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the undelivered elements is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

Effective January 1, 2011, the Company adopted this new accounting guidance on a prospective basis. The Company applied the new accounting guidance to those multiple-element arrangements entered into, or materially modified, on or after January 1, 2011, which was the beginning of the Company’s 2011 fiscal year. The adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Under the new accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately. Subscription services have stand-alone value as such services are often sold separately. In determining whether professional services have stand-alone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple-deliverable arrangements executed have stand-alone value, with the exception of initiation and activation fees.

Under the new accounting guidance, when multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of fair value (VSOE), if available, or its best estimate of selling price (BESP), if

VSOE is not available. The Company has determined that third-party evidence of selling price (TPE) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

The Company has not established VSOE for its offerings due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, the Company uses its BESP to determine the relative selling price. The Company determines BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, price lists, its go to market strategy, historical contractually stated prices and prior relationships and future subscription service sales with certain classes of customers.

The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

6. Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

At March 31, 2012 and December 31, 2011, no individual customer accounted for 10% or more of net accounts receivable. For the three months ended March 31, 2012 and 2011, no individual customer accounted for 10% or more of total revenue.

7. Concentration of Other Risks

The Company is dependent on certain content delivery network providers who provide digital media delivery functionality enabling the Company’s on-demand application service to function as intended for the Company’s customers and ultimate end-users. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

8. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities less than one year from the balance sheet date, are classified as short-term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date.

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,905	$22,905	$22,905
Money market funds	Demand	37,742	37,742	37,742

Total cash and cash equivalents		$60,647	$60,647	$60,647

	December 31, 2011
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$14,492	$14,492	$14,492
Money market funds	Demand	2,735	2,735	2,735

Total cash and cash equivalents		$17,227	$17,227	$17,227

9. Software Development Costs

Costs incurred to develop software applications used in the Company’s on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management, with the relevant authority, authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is estimated to be three years. Capitalized internal-use software development costs are classified as “Software” within “Property and equipment, net” in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2012 and 2011, the Company capitalized $24 and $105, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $156 and $255 for the three months ended March 31, 2012 and 2011, respectively.

In addition to the software development costs described above, the Company incurs costs to develop computer software to be licensed or otherwise marketed to customers. Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. The Company capitalizes eligible computer software development costs upon achievement of technological feasibility subject to net realizable value considerations. Thereafter, software development costs are capitalized until the product is released and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. The Company has determined that technological feasibility is established at the time a working model of software is completed. Because the Company believes its current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

10. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation and unrealized gains (losses) on investments are included in accumulated other comprehensive income (loss). Comprehensive loss has been disclosed in the accompanying condensed consolidated statements of comprehensive loss.

11. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares of common stock equivalents, which include redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, and outstanding common stock options, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable convertible preferred stock are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted-average shares of common stock outstanding	15,901	4,884
Less: weighted-average number of unvested restricted common shares outstanding	58	126

Weighted-average number of common shares used in calculating net loss per common share	15,843	4,758

The following potentially dilutive shares of common stock equivalents have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Redeemable convertible preferred stock	8,696	16,151
Options outstanding	3,971	3,854
Unvested restricted shares	58	126
Warrants	47	47

Total	12,772	20,178

12. Fair Value of Financial Instruments

Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs, such as quoted prices for identical assets or liabilities in active markets;

•

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities, or market-corroborated inputs; and

•

Level 3: Unobservable inputs for which there is little or no market data which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B. Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models, and excess earnings method.

C. Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$37,742	—	—	$37,742
Restricted cash	233	—	—	233

Total assets	$37,975	$—	$—	$37,975

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$2,735	—	—	$2,735
Restricted cash	233	—	—	233

Total assets	$2,968	$—	$—	$2,968

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$424	$424

Total liabilities	$—	$—	$424	$424

The redeemable convertible preferred stock warrants were converted to common stock warrants during the three months ended March 31, 2012 and are no longer presented at fair value.

13. Stock-based Compensation

At March 31, 2012, the Company had two stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan”). During March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan (the “Brightcove KK Plan”).

The 2004 Plan provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors, up to an aggregate of 7,397,843 shares of the Company’s common stock. The Company also established a UK Sub-Plan of the 2004 Plan under which the Company was permitted to make grants of options to employees subject to tax in the United Kingdom. In conjunction with the effectiveness of the 2012 Plan, the Company’s Board of Directors (the “Board”) voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

In 2012, the Board and stockholders adopted the 2012 Plan, which became effective on February 16, 2012. The 2012 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock, and other stock-based awards to the Company’s officers, employees, non-employee directors and certain other key persons of the Company as are selected by the Board or the compensation committee thereof. In connection with the approval of the 2012 Plan, the Company reserved 1,700,000 shares of common stock for issuance under the 2012 Plan, and 124,703 shares were transferred from the 2004 Plan. The number of shares reserved and available for issuance under the 2012 Plan will automatically increase each January 1, beginning in 2013, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee subject to an overall overhang limit of 30%. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

The Brightcove KK Plan provides for the issuance of stock options to employees, officers, directors, and advisors of Brightcove KK and to employees of the Company. Stock options granted under the Brightcove KK Plan are not exchangeable for either options or shares of the Company.

The Company recorded stock-based compensation expense of $947 and $990 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $5,502 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.44 years.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model that used the assumptions noted in the following table. The Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 13% for both the three months ended March 31, 2012 and 2011 in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31,
	2012	2011
Expected life in years	6.2	6.2
Risk-free interest rate	1.37%	2.79%
Volatility	57%	57%
Weighted average fair value of grants	$5.98	$4.61

The following is a summary of the status of the Company’s stock options as of March 31, 2012 and the stock option activity for the 2004 Plan and 2012 Plan during the three months ended March 31, 2012.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	3,986,706	$0.13 – 10.45	$3.76
Granted	171,712	11.00 – 11.00	11.00
Canceled	(47,593)	1.25 – 11.00	8.27
Exercised	(128,963)	0.31 – 9.31	1.40

Outstanding at March 31, 2012	3,981,862	$0.13 – 11.00	$4.09	7.31	$82,464

Exercisable at March 31, 2012	2,514,024	$0.13 – 11.00	$2.28	6.63	$56,616

Vested or expected to vest at March 31, 2012 (2)	3,761,297	$0.13 – 11.00	$3.84	7.22	$78,838

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2012 of $24.80, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of March 31, 2012 plus the number of unvested options expected to vest as of March 31, 2012 based on the unvested options outstanding at March 31, 2012, adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock award activity during the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Unvested by December 31, 2011	63,495	$9.31
Granted	—	—
Vested	(14,652)	$9.31
Repurchased	—	—

Unvested by March 31, 2012	48,843	$9.31	$1,127

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 31, 2012 and the purchase price on the date of grant.

14. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company has recorded income tax expense of $29 and $32, respectively. The income tax expense recorded relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal, state and foreign deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2012 and December 31, 2011.

The Company’s income tax return reporting periods since December 31, 2007 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

15. Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2012, the Company has not incurred any costs for the above guarantees and indemnities. From time to time, the Company has received requests for indemnification from customers in connection with patent infringement suits brought against customers by third parties. To date, the Company has not agreed that any of the requested indemnification is required by the Company’s contracts with the customers.

In certain circumstances, the Company warrants that its products and services will perform in all material respects in accordance with its standard published specification documentation in effect at the time of delivery of the licensed products and services to the customer for the warranty period of the product or service. To date, the Company has not incurred significant expense under its warranties and, as a result, the Company believes the estimated fair value of these agreements is immaterial.

16. Noncontrolling Interest

Noncontrolling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in noncontrolling interest for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$1,108	$747
Net income	52	69

Balance at end of period	$1,160	$816

17. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit, which reduce the borrowing availability of the Line of Credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit are repayable on March 31, 2013, and interest and related finance charges are payable monthly. During June 2011, the Company made a draw on this facility in the amount of $2.0 million, collateralized by the Company’s eligible financed receivables. In December 2011, the Company repaid the $2.0 million balance under the Line of Credit.

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at March 31, 2012.

18. Related Party Transactions

Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, act as product distributors for the Company in Japan.

As of March 31, 2012 and December 31, 2011, accounts receivable from related parties was (in thousands):

	March 31, 2012	December 31, 2011
J-Stream	$555	$566
Dentsu	22	21

Total related party accounts receivable	$647	$667

For the three months ended March 31, 2012 and 2011, the Company recorded revenue from related parties of (in thousands):

	Three Months Ended March 31,
	2012	2011
J-Stream	$815	$659
Dentsu	65	161

Total related party revenue	$987	$932

19. Segment Information

Disclosure requirements about segments of an enterprise and related information establish standards for reporting information regarding operating segments in annual financial statements and require selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is the chief executive officer. The Company and the chief decision maker view the Company’s operations and manage its business as one operating segment.

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
North America	$13,015	$8,799
Europe	4,435	3,014
Japan	1,303	995
Asia Pacific	1,093	255
Other	98	11

Total revenue	$19,944	$13,074

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended March 31, 2012 and 2011, revenue from customers located in the United States was $11,961 and $8,210, respectively. During the three months ended March 31, 2012 and 2011, revenue from customers located in the United Kingdom was $1,885 and $1,443, respectively, and is included in Europe for each of the respective periods in the table above. During the three months ended March 31, 2012 and 2011, no other international country contributed more than 10% of the Company’s total revenue.

As of March 31, 2012 and December 31, 2011, property and equipment at locations outside the U.S. was not material.

20. Reverse Stock Split

On February 3, 2012, the Board and the stockholders of the Company approved a 1-for-2.6 reverse stock split of the Company’s common stock, which was effective on February 6, 2012. All share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

21. Recently Issued and Adopted Accounting Standards

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for the Company on January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on February 17, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of March 31, 2012, we had 4,254 customers in over 50 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the three months ended March 31, 2012, our customers used Video Cloud to deliver an average of approximately 693 million video streams per month, which we believe is more video streams per month than any other professional solution.

Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including content management, format conversion, video player styling, distributed caching, advertising insertion, content protection and distribution to diverse device types and multiple websites, including their own websites, partner websites and social media sites. Video Cloud also includes comprehensive analytics that allow customers to understand and refine their engagement with end users.

We were incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. In February 2006 we began generating revenue through our sale of Video Cloud. By the end of 2006, we had 106 employees and 59 customers. In November 2009, we launched the Express edition of our Video Cloud product. In May 2011, we announced the initial release of Brightcove App Cloud, or App Cloud. App Cloud is a software application development and management platform designed to help customers publish and distribute video and other professional digital media through software applications, which we refer to as content apps, across multiple Internet-connected devices.

As of December 31, 2011, we had 312 employees and 3,872 customers, of which 2,571 used our Express edition of Video Cloud and 1,301 used our premium editions of Video Cloud. As of March 31, 2012, we had 320 employees and 4,254 customers, of which 2,835 used our Express edition of Video Cloud and 1,419 used our premium editions of Video Cloud.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $13.1 million in the three months ended March 31, 2011 to $19.9 million in the three months ended March 31, 2012. The number of customers using our solutions grew from 3,872 as of December 31, 2011 to 4,254 as of March 31, 2012. Our consolidated net loss was $4.3 million for the three months ended March 31, 2011 and $3.5 million for the three months ended March 31, 2012.

We moved into our new corporate headquarters in March 2012, which provides us with over 80,000 square feet of office space in Boston, Massachusetts. We have sales and marketing offices in New York, New York; London, England; Paris, France; Hanover, Germany; Barcelona, Spain; Tokyo, Japan; Sydney, Australia; Seoul, South Korea; and Singapore, and a research and development office in Seattle, Washington.

For the three months ended March 31, 2012 and 2011, our net revenue derived from customers located outside North America was 35% and 33%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for Video Cloud and new products such as App Cloud. We believe these investments will help us retain our existing Video Cloud customers and lead to the acquisition of new customers for both Video Cloud and App Cloud. As a result of our investment philosophy, we expect to incur operating losses on an annual basis through at least the end of 2012. In addition, we will incur incremental public company expenses related to reporting and compliance. However, we believe these investments will result in increased retention and expansion of our customer base and the resulting revenue. Additionally, we believe this customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenues.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•

Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, plus customers who have committed a minimum level of revenue to us for use of our products. We believe the number of customers is a key indicator of our market penetration in the online video platform market, the productivity of our sales organization and the value that our products bring to both large and small organizations. The number of customers subscribing to our Video Cloud product is particularly important to monitor given that we expect revenue from Video Cloud to continue to represent a significant portion of our total revenue, and we are investing significantly to support our sales of this product in a new and rapidly evolving market.

As of March 31, 2012, we had 4,254 customers, of which 2,835 used our Express edition of Video Cloud and 1,419 used our premium editions of Video Cloud. As of March 31, 2011, we had 2,848 customers, of which 1,852 used our Express edition of Video Cloud and 996 used our premium editions of Video Cloud.

•

Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud. We believe the average number of monthly streams is a key indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet. We also expect growth in streams will be driven, in part, by improvements in products and features that drive traffic to our customers’ websites and growth in the number of customers.

During the three months ended March 31, 2012, the average number of monthly streams was approximately 693 million, as compared to approximately 697 million during the three months ended March 31, 2011.

•

Recurring Dollar Retention Rate. We believe that our ability to retain our customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis.

In the three months ended March 31, 2012, the recurring dollar retention rate was 93% compared with 94% for the three months ended March 31, 2011. This recurring dollar retention rate provides visibility into our ongoing revenue.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2012	2011
Key Metrics
Customers (at period end)
Express	2,835	1,852
Premium	1,419	996

Total customers (at period end)	4,254	2,848

Average monthly year-to-date streams (in thousands)	693,113	697,241
Recurring dollar retention rate	93%	94%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue—We generate subscription and support revenue from the sale of our on-demand online video platform called Video Cloud and our application development and management platform called App Cloud.

Video Cloud allows customers to publish and distribute video and other professional digital media across Internet-connected devices. Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions: Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of bandwidth. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content.

Our second product line is our Express edition, which targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

App Cloud is a software application development and management platform designed to help customers publish and distribute video and other professional digital media through software applications across multiple Internet-connected devices. At this time, App Cloud is only offered in our premium Enterprise edition.

Professional Services and Other Revenue—Professional Services and Other Revenue consists of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are typically priced on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed.

Cost of Revenue

Cost of subscription, support and professional services revenue primarily consists of costs related to supporting and hosting our product offerings and delivering our professional services. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of our data centers, our customer support team and our professional services staff. In addition to these expenses, we incur third-party service provider costs such as data center and networking expenses, allocated overhead, depreciation expense and amortization of capitalized internal-use software development costs. We allocate overhead costs such as rent, utilities and supplies to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue in addition to each operating expense category.

The costs associated with providing professional services are significantly higher as a percentage of related revenue than the costs associated with delivering our subscription and support services due to the labor costs of providing professional services. As such, the implementation and professional services costs relating to an arrangement with a new customer are more significant than the costs to renew a customer’s subscription and support arrangement.

Cost of revenue increased in absolute dollars from the first quarter of 2011 to the first quarter of 2012. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with contractors and allocated overhead. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings. We expect research and development expenses to increase in absolute dollars as we intend to continue to periodically release new features and functionality, expand our product offerings, continue the localization of our products in various languages, upgrade and extend our service offerings, and develop new technologies. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars in each of the last three years. The increase in sales and marketing expenses as a percentage of revenue is primarily due to our substantial investments in obtaining and retaining customers. We intend to continue to invest in sales and marketing and increase the number of sales representatives to add new customers and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, in future periods we expect sales and marketing expense to increase in absolute dollars and continue to be our most significant operating expense. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. In future periods we expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to meet the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act. We will comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2013. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on our cash and cash equivalents, foreign exchange gains and losses, interest expense payable on our debt, changes in the fair value of the warrants issued in connection with a line of credit and income (loss) recorded upon the sale of long-term investments.

Non-Controlling Interest

Our results include a non-controlling interest in our majority-owned subsidiary, Brightcove Kabushiki Kaisha, or Brightcove KK. Brightcove KK is a Japanese joint venture which was formed on July 18, 2008. We own 63% of the entity. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit) in our condensed consolidated balance sheet. The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in our condensed consolidated statements of operations.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a full valuation allowance against our net deferred tax assets at March 31, 2012 and December 31, 2011.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. During the three months ended March 31, 2012 and 2011, we recorded $947,000 and $990,000, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2012 and 2011, 35% and 33%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 28% of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, goodwill and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2011. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 17, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 17, 2012.

	Three Months Ended March 31,
(In thousands)	2012	2011
Revenue:
Subscription and support revenue	$18,836	$12,492
Professional services and other revenue	1,108	582

Total revenue	19,944	13,074
Cost of revenue:
Cost of subscription and support revenue	5,195	3,279
Cost of professional services and other revenue	1,169	1,097

Total cost of revenue	6,364	4,376

Gross profit	13,580	8,698
Operating expenses:
Research and development	4,177	3,443
Sales and marketing	9,008	6,966
General and administrative	3,637	2,725

Total operating expenses	16,822	13,134

Loss from operations	(3,242)	(4,436)
Other (expense) income, net	(263)	122

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,505)	(4,314)
Provision for income taxes	29	32

Consolidated net loss	(3,534)	(4,346)
Net loss (income) attributable to non-controlling interest in consolidated subsidiary	(52)	(69)

Net loss attributable to Brightcove Inc.	(3,586)	(4,415)
Accretion of dividends on redeemable convertible preferred stock	(733)	(1,410)

Net loss attributable to common stockholders	$(4,319)	$(5,825)

Overview of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Total revenue increased by 53%, or $6.9 million, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to both an increase in subscription and support revenue of 51%, or $6.3 million, and an increase in professional services and other revenue of 90%, or $526,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,419 as of March 31, 2012, an increase of 42% from 996 customers as of March 31, 2011. In addition, our revenue from Express offerings grew by $644,000, or 58%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as our Express customer base increased by approximately 53%. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $4.9 million, or 56%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $3.2 million in the three months ended March 31, 2012 compared to $4.4 million in the three months ended March 31, 2011. Loss from operations in the three months ended March 31, 2012 and 2011 included $947,000 and $990,000, respectively, of stock-based compensation expense. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2012, we had $60.6 million of unrestricted cash and cash equivalents, an increase of $43.4 million from $17.2 million at December 31, 2011, primarily as a result of the net proceeds received from the issuance of common stock in connection with our initial public offering. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during the three months ended March 31, 2012.

Revenue

	Three Months Ended March 31,
	2012		2011		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$18,193	91%	$11,967	92%	$6,226	52%
Express	1,751	9	1,107	8	644	58

Total	$19,944	100%	$13,074	100%	$6,870	53%

During the three months ended March 31, 2012, revenue increased by $6.9 million, or 53%, compared to the three months ended March 31, 2011, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $6.2 million, or 52%, is the result of a 42% increase in the number of premium customers from 996 at March 31, 2011 to 1,419 at March 31, 2012, as well as increased revenue from our existing customers. Express revenue grew by $644,000, or 58%, which was also driven by an increase of 53% in customers from 1,852 at March 31, 2011 to 2,835 at March 31, 2012.

	Three Months Ended March 31,
	2012		2011		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$18,836	94%	$12,492	96%	$6,344	51%
Professional services and other	1,108	6	582	4	526	90

Total	$19,944	100%	$13,074	100%	$6,870	53%

In the three months ended March 31, 2012, subscription and support revenue increased by $6.3 million, or 51%, compared to the three months ended March 31, 2011. The increase was primarily related to the continued growth of our customer base for our premium offerings. In addition, professional services and other revenue increased by $526,000, or 90%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Revenue by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
North America	$13,015	65%	$8,799	67%	$4,216	48%

Europe	4,435	22	3,014	23	1,421	47
Japan	1,303	7	995	8	308	31
Asia Pacific	1,093	5	255	2	838	nm
Other	98	1	11	—	87	nm

International subtotal	6,929	35	4,275	33	2,654	62

Total	$19,944	100%	$13,074	100%	$6,870	53%

nm – not meaningful

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2012, total revenue for North America increased $4.2 million, or 48%, compared to the three months ended March 31, 2011. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended March 31, 2012, total revenue outside of North America increased $2.7 million, or 62%, compared to the three months ended March 31, 2011. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Cost of Revenue	Amount	of Related Revenue	Amount	of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$5,195	28%	$3,279	26%	$1,916	58%
Professional services and other	1,169	106	1,097	188	72	7

Total	$6,364	32%	$4,376	33%	$1,988	45%

In the three months ended March 31, 2012, cost of subscription and support revenue increased $1.9 million, or 58%, compared to the three months ended March 31, 2011. The increase resulted primarily from an increase in the cost of content delivery network expenses, employee-related expenses, depreciation and network hosting services of $1.0 million, $268,000, $169,000 and $119,000, respectively. There were also increases in expenses related to telecommunications and sales taxes of $111,000 and $103,000, respectively.

In the three months ended March 31, 2012, cost of professional services and other revenue increased $72,000, or 7%, from the corresponding period of the prior year. The increase can be attributed primarily to increased employee-related expenses of $113,000, as we hired an additional two employees.

Gross Profit

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Gross Profit	Amount	of Related Revenue	Amount	of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$13,641	72%	$9,213	74%	$4,428	48%
Professional services and other	(61)	(6)	(515)	(88)	454	88

Total	$13,580	68%	$8,698	67%	$4,882	56%

For the three months ended March 31, 2012, the overall gross profit percentage was 68% compared to 67% for the three months ended March 31, 2011. The increase in overall gross profit percentage was related to improvement in the professional services and other gross profit percentage as we were able to better leverage our fixed costs to deliver professional services and increase related revenue. This increase was partially offset by a decrease in subscription and support gross margin percentage, primarily related to an increase in content delivery network expenses. We continue to generate a negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. We expect to continue to gain economies of scale over time. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$4,177	21%	$3,443	26%	$734	21%
Sales and marketing	9,008	45	6,966	53	2,042	29
General and administrative	3,637	18	2,725	21	912	33

Total	$16,822	84%	$13,134	100%	$3,650	28%

Research and Development. In the three months ended March 31, 2012, research and development expense increased by $734,000, or 21%, compared to the three months ended March 31, 2011 primarily due to increases in employee-related expenses of $568,000, as we hired an additional 10 employees. In addition, a portion of the increase can be attributed to higher capitalized software development costs during the three months ended March 31, 2011 as compared to the three months ended March 31, 2012. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended March 31, 2012, sales and marketing expense increased $2.0 million, or 29%, compared to the three months ended March 31, 2011 primarily due to increases in employee-related expenses, commission expenses and marketing programs of $732,000, $502,000 and $246,000, respectively. There were also increases in contractor expenses and travel related expenses of $196,000 and $116,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended March 31, 2012, general and administrative expense increased by $912,000, or 33%, compared to the three months ended March 31, 2011 primarily due to an increase in employee-related expenses and bad debt expense of $445,000 and $214,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income (Expense), Net

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Other Income (Expense)	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$10	—%	$12	—%	$(2)	(17)%
Interest expense	(240)	(1)	—	—	(241)	(100)
Other (expense) income, net	(33)	—	110	1	(143)	(130)

Total	$(263)	(1)%	$122	1%	$(386)	(316)%

In the three months ended March 31, 2012, interest income, net remained relatively consistent when compared to the three months ended March 31, 2011. Interest income is generated from the investment of our cash balances, less related bank fees.

The increase in interest expense related to the borrowings under our term loan. The increase in other (expense) income, net was primarily due to the change in the valuation of warrants to purchase preferred stock prior to their conversion to warrants to purchase common stock.

Provision for Income Taxes

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Provision for Income Taxes	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$29	—%	$32	—%	$(3)	(9)%

The provision for income taxes remained relatively unchanged in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended March 31,
	2012		2011		Change
		Percentage		Percentage
Non-Controlling Interest in Consolidated Subsidiary	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(52)	—%	$(69)	(1)%	$18	26%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority- owned subsidiary, Brightcove KK, and remained relatively unchanged in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Liquidity and Capital Resources

In connection with our initial public offering in February 2012, we received aggregate proceeds of approximately $58.8 million, including the proceeds from the underwriters’ exercise of their overallotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.2 million. Prior to our initial public offering, we funded our operations primarily through private placements of preferred and common stock, as well as through borrowings of $7.0 million under our bank credit facilities. In February 2012, we repaid the $7.0 million balance under our bank credit facilities. All of the preferred stock was converted into shares of our common stock in connection with our initial public offering.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2012	2011
	(in thousands)
Purchases of property and equipment	$(3,742)	$(1,103)
Depreciation and amortization	824	696
Cash flows used in operating activities	(2,769)	(3,191)
Cash flows used in investing activities	(3,766)	(1,199)
Cash flows from financing activities	50,104	24

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2012 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At March 31, 2012 and December 31, 2011, restricted cash was $233,000 and was held in certificates of deposit as collateral for a letter of credit related to the contractual provisions of our corporate credit card and a portion of the restricted cash balance was associated with the lease agreements for our offices in New York, New York and Seattle, Washington. At March 31, 2012 and December 31, 2011, we had $3.8 million and $3.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the

United Kingdom. It is our current intention to reinvest unremitted earnings in such subsidiaries. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 73 days at both March 31, 2012 and December 31, 2011.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the three months ended March 31, 2012, cash used in operating activities was $2.8 million and consisted of $3.5 million of net loss, which was offset by non-cash expenses of $947,000 for stock-based compensation expense and $824,000 for depreciation and amortization expense. Sources of cash primarily included an increase in deferred revenue and a decrease in other assets of $1.0 million and $299,000, respectively. These inflows were offset by an increase in accounts receivable and prepaid expenses and other current assets of $1.4 million and $599,000, respectively, and a decrease in accounts payable of $636,000. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the three months ended March 31, 2012, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments. The decrease in accounts payable primarily related to an increase in operating expenses and the timing of related payments.

Cash used by operating activities for the three months ended March 31, 2011 was $3.2 million and consisted of a $4.3 million net loss, which was offset by non-cash expenses of $696,000 for depreciation and amortization expense and $990,000 for stock-based compensation expense. Sources of cash from operating activities included increases in deferred revenue and accounts payable of $927,000 and $115,000, respectively, and a decrease in other assets of $115,000. These sources of cash were offset by a $1.3 million increase in prepaid expenses and other current assets. Increases in deferred revenue primarily related to an increase in sales of our subscription and support services to both new and existing customers.

Investing activities.

Cash used in investing activities for the three months ended March 31, 2012 was $3.8 million, consisting primarily of $3.7 million in capital expenditures to support the business. In addition, we moved our corporate headquarters during the three months ended March 31, 2012 and as a result incurred capital expenditures of $1.6 million relating to the move.

Cash used in investing activities for the three months ended March 31, 2011 was $1.2 million, consisting primarily of capital expenditures of $1.1 million for equipment to support the business. In addition, we incurred costs of $105,000 relating to the development of internal-use software.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2012 was $50.1 million. We received $56.9 million in net proceeds from the issuance of common stock in connection with our initial public offering. In addition, we received proceeds from the exercise of common stock options in the amount of $181,000. These inflows were partially offset by the repayment of $7.0 million on our credit facility.

Cash provided by financing activities for the three months ended March 31, 2011 was $24,000, consisting of the exercise of common stock options.

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) providing for an asset-based line of credit. Under this loan and security agreement, we can borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. We have a $2.4 million letter of credit outstanding under the credit agreement to secure the lease for our new corporate headquarters, which reduces the borrowing availability under the credit agreement. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the credit agreement accrue interest at a rate equal to the prime rate plus 1.5%. Amounts owed under the loan and security agreement are due on March 31, 2013, and interest and related finance charges are payable monthly. In June 2011, we borrowed $2.0 million under this line of credit.

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In June 2011, we borrowed $5.0 million under this credit facility and in December 2011, we borrowed an additional $2.0 million and repaid the outstanding balance under the line of credit. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at March 31, 2012.

Net operating loss carryforwards.

As of December 31, 2011, we had federal and state net operating losses of approximately $72.0 million and $37.6 million, respectively, which are available to offset future taxable income, if any, through 2031. We had research and development tax credits of $2.3 million and $1.3 million, respectively, which expire in various amounts through 2031. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2012 and December 31, 2011.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services.

Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

During the three months ended March 31, 2012, we entered into arrangements for content delivery, hosting and other support services that require us to make minimum payments of $12,950 through December 31, 2014.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Anticipated Cash Flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing and research and development, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenue and our ability to manage infrastructure costs.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily foreign exchange risks, interest rate and inflation.

Financial instruments

Financial instruments meeting fair value disclosure requirements consist of cash equivalents, accounts receivable and accounts payable. The fair value of these financial instruments approximates their carrying amount.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into any foreign currency hedging contracts, but may consider entering into such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $60.6 million at March 31, 2012. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We did not hold any short-term or long-term investments at March 31, 2012 and were not subject to significant interest rate risk.

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $2.8 million for the year ended December 31, 2009, a consolidated net loss of $17.8 million for the year ended December 31, 2010, a consolidated net loss of $17.3 million for the year ended December 31, 2011 and a consolidated net loss of $3.5 million for the three months ended March 31, 2012. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even increase at least through 2012. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

Our business has a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since 2004, and much of our growth has occurred in recent periods. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

•	market acceptance of our current and future products and services;

•	customer renewal rates;

•	our ability to compete with other companies that are currently in, or may in the future enter, the market for our products;

•	our ability to successfully expand our business, especially internationally;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or unforeseen liabilities in connection with acquisitions;

•	our ability to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

If we do not manage these risks successfully, our business will be harmed.

The actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

While we expect strong growth in the markets for our products, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity. In addition, we have very limited experience with customer adoption of our App Cloud product, having made our first commercial sale of App Cloud in September 2011. If the customer demand for our services or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

Our business is substantially dependent upon the continued growth of the market for on-demand software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our on-demand solutions. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology, or IT, systems and infrastructure, there may be resistance to the concept of accessing software as a service provided by a third party. In addition, the market for on-demand software solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their technology needs. As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If the market for on-demand software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our products, our revenue, gross margin and other operating results could be materially adversely affected.

Substantially all of our revenue comes from a single product, Video Cloud.

We are currently substantially dependent on revenue from a single product, Video Cloud. Our business would be harmed by a decline in the market for Video Cloud, increased competition in the market for online video platforms, or our failure or inability to provide sufficient investment to support Video Cloud as needed to maintain or grow its competitive position.

Our operating results may fluctuate from quarter to quarter, which could make them difficult to predict.

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the mix of annual and monthly customers at any given time;

•	the timing and amount of costs of new and existing marketing and advertising efforts;

•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors; and

•	system or service failures, security breaches or network downtime.

Our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and have sales personnel in Australia, France, Germany, Japan, Singapore, South Korea, Spain and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	unexpected costs and errors in the localization of our products, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors may cause our costs of doing business in these geographies to exceed our comparable domestic costs. Operating in international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.

We must keep up with rapid technological change to remain competitive in a rapidly evolving industry.

The online video platform market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our services and products to evolving industry standards and to improve the performance and reliability of our services and products. To achieve market acceptance for our products, we must effectively anticipate and offer products that meet changing customer demands in a timely manner. Customers may require features and functionality that our current products do not have. If we fail to develop products that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our products will be harmed.

We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future products obsolete.

If we are unable to successfully develop or acquire new features and functionality, enhance our existing products to anticipate and meet customer requirements or sell our products into new markets, our revenue and results of operations will be adversely affected.

If we are unable to retain our existing customers, our revenue and results of operations will be adversely affected.

We sell our products pursuant to agreements that are generally for monthly, quarterly or annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

We depend on the experience and expertise of our founders, senior management team and key technical employees, and the loss of any key employee could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued service of our founders and senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our founders, executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any of our founders or any other member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

Our business and operations have experienced rapid growth and organizational change in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively and successfully recruit additional highly-qualified employees, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 177 as of December 31, 2009, to 255 as of December 31, 2010, to 312 as of December 31, 2011 and to 320 as of March 31, 2012, and our revenue grew from $36.2 million in 2009 to $43.7 million in 2010 and to $63.6 million in 2011, and our revenue for the three months ended March 31, 2012 was $19.9 million. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, to manage the expected continued growth of our headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

We may experience delays in product and service development, including delays beyond our control, which could prevent us from achieving our growth objectives and hurt our business.

Many of the problems, delays and expenses we may encounter may be beyond our control. Such problems may include, but are not limited to, problems related to the technical development of our products and services, problems with the infrastructure for the distribution and delivery of online media, the competitive environment in which we operate, marketing problems, consumer and advertiser acceptance and costs and expenses that may exceed current estimates. Problems, delays or expenses in any of these areas could have a negative impact on our business, financial conditions or results of operations.

Delays in the timely design, development, deployment and commercial operation of our product and service offerings, and consequently the achievement of our revenue targets and positive cash flow, could result from a variety of causes, including many causes that are beyond our control. Such delays include, but are not limited to, delays in the integration of new offers into our existing offering, changes to our products and services made to correct or enhance their features, performance or marketability or in response to regulatory developments or otherwise, delays encountered in the development, integration or testing of our products and services and the infrastructure for the distribution and delivery of online media and other systems, unsuccessful commercial launches of new products and services, delays in our ability to obtain financing, insufficient or ineffective marketing efforts and slower-than-anticipated consumer acceptance of our products. Delays in any of these matters could hinder or prevent our achievement of our growth objectives and hurt our business.

There is no assurance that the current cost of Internet connectivity and network access will not rise with the increasing popularity of online media services.

We rely on third-party service providers for our principal connections to the Internet and network access, and to deliver media to consumers. As demand for online media increases, there can be no assurance that Internet and network service providers will continue to price their network access services on reasonable terms. The distribution of online media requires delivery of digital content files and providers of network access and distribution may change their business models and increase their prices significantly, which could slow the widespread adoption of such services. In order for our services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of digital media files. We have limited or no control over the extent to which any of these circumstances may occur, and if network access or distribution prices rise, our business, financial condition and results of operations would likely be adversely affected.

Failure of our infrastructure for the distribution and delivery of online media could adversely affect our business.

Our success as a business depends, in large part, on our ability to provide a consistently high-quality digital experience to consumers via our relationships and infrastructure for the distribution and delivery of online media generally. There is no guarantee that our relationships and infrastructure will not experience problems or other performance issues, which could seriously impair the quality and reliability of our delivery of digital media to end users. For example, we primarily use two content delivery networks, or CDNs, to deliver content to end users. If one or both of these CDNs were to experience sustained technical failures, it could cause delays in our service and we could lose customers. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages or service degradation that may subject us to financial penalties and liabilities and result in customer losses. In the past we have, on limited occasions, suffered temporary interruptions of certain aspects of our service, including our customers’ ability to upload new content into our system, our customers’ ability to access administrative control of their accounts, and our ability to deliver content to end users in certain geographic locations. These service interruptions were the results of human error, hardware and software failures or failures of third-party networks. On a limited number of occasions, these service interruptions have required us to provide service credits to customers. We cannot guarantee that service interruptions will not occur again or predict the duration of interruptions of our service or the impact of such interruptions on our customers. Failures and interruptions of our service may impact our reputation, result in our payment of compensation or service credits to our customers, result in loss of customers and adversely affect our financial results and ability to grow our business. In addition, if our hosting infrastructure capacity fails to keep pace with increased sales or if our delivery capabilities fail, customers may experience delays as we seek to obtain additional capacity or enable alternative delivery capability, which could harm our reputation and adversely affect our revenue growth.

We may have difficulty scaling and adapting our existing infrastructure to accommodate increased traffic and storage, technology advances or customer requirements.

In the future, advances in technology, increases in traffic and storage, and new customer requirements may require us to change our infrastructure, expand our infrastructure or replace our infrastructure entirely. Scaling and adapting our infrastructure is likely to be complex and require additional technical expertise. If we are required to make any changes to our infrastructure, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions may cause customers and partners to become dissatisfied with our service and move to competing providers of online publishing or distribution services. Our failure to accommodate increased traffic and storage, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our infrastructure could harm our business, financial condition and results of operations.

We face significant competition and may be unsuccessful against current and future competitors. If we do not compete effectively, our operating results and future growth could be harmed.

We compete with other online video platforms and content app development platforms, as well as larger companies that offer multiple services, including those that may be used as substitute services for our products. Competition is already intense in these markets and, with the introduction of new technologies and market entrants, we expect competition to further intensify in the future. In addition, some of our competitors may make acquisitions, be acquired, or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

Demand for our services is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue, operating results and resources.

We will likely encounter significant, growing competition in our business from many sources, including portals and digital media retailers, search engines, social networking and consumer-sharing services companies, broadband media distribution platforms, technology suppliers, direct broadcast satellite television service companies and digital and traditional cable systems. Many of our present and likely future competitors have substantially greater financial, marketing, technological and other resources than we do. Some of these companies may even choose to offer services competitive with ours at no cost as a strategy to attract or retain customers of their other services. If we are unable to compete successfully with traditional and other emerging providers of competing services, our business, financial condition and results of operations could be adversely affected.

We rely on software and services licensed from other parties. The loss of software or services from third parties could increase our costs and limit the features available in our products and services.

Components of our service and product offerings include various types of software and services licensed from unaffiliated parties. For example, some of our products incorporate software licensed from Adobe. If any of the software or services we license from others or functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms, we would be required to either redesign our services and products to function with software or services available from other parties or develop these components ourselves. In either case, the transition to a new service provider or an internally-developed solution could result in increased costs and could result in delays in our product launches and the release of new service and product offerings. Furthermore, we might be forced to temporarily limit the features available in our current or future products and services. If we fail to maintain or renegotiate any of these software or service licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents.

If our software products contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.

Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers, our current and future products may contain serious defects, which could result in lost revenue, lost customers, slower growth or a delay in market acceptance.

Since our customers use our products for critical business applications, such as online video, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

Unauthorized disclosure of data or unauthorized access to our service could adversely affect our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

We use a limited number of data centers and cloud computing services facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from three third-party data center facilities located in the United States and from a limited number of cloud computing services facilities located outside the United States. While we control the actual computer and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of these facilities.

The owners of these facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third-party service levels at these facilities or any errors, defects, disruptions or other performance problems at or related to these facilities that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

These facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed through our service.

We rely on our customers to secure the rights to redistribute content over the Internet, and we do not screen the content that is distributed through our service. There is no assurance that our customers have licensed all rights necessary for distribution, including Internet distribution. Other parties may claim certain rights in the content of our customers.

In the event that our customers do not have the necessary distribution rights related to content, we may be required to cease distributing such content, or we may be subject to lawsuits and claims of damages for infringement of such rights. If these claims arise with frequency, the likelihood of our business being adversely affected would rise significantly. In some cases, we may have rights to indemnification or claims against our customers if they do not have appropriate distribution rights related to specific content items, however there is no assurance that we would be successful in any such claim.

We operate an “open” publishing platform and do not screen the content that is distributed through our service. Content may be distributed through our platform that is illegal or unlawful under international, federal, state or local laws or the laws of other countries. We may face lawsuits, claims or even criminal charges for such distribution, and we may be subject to civil, regulatory or criminal sanctions and damages for such distribution. Any such claims or investigations could adversely affect our business, financial condition and results of operations.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, some of whom have sent letters to and/or filed suit alleging infringement against some of our customers. We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming, and could divert our management’s attention away from the execution of our business plan.

Moreover, any settlement or adverse judgment resulting from a claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product or service. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us. An adverse determination could also prevent us from offering our products or services to others. Infringement claims asserted against us may have an adverse effect on our business, financial condition and results of operations.

Our agreements with customers using premium editions of Video Cloud include contractual obligations to indemnify them against claims that our products infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may force us to do one or more of the following:

•	cease selling or using products or services that incorporate the challenged intellectual property;

•	make substantial payments for costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign those products or services to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

Because our business depends substantially on our intellectual property, the protection of our intellectual property rights is important to the success of our business. We rely upon a combination of trademark, patent, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our property rights, unauthorized parties may attempt to copy aspects of our products, service, software and functionality or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. In addition, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trade secrets, trademarks and domain names, and to determine the validity and scope of the proprietary rights of others. Such litigation or proceedings may be very costly and impact our financial performance. We may also incur substantial costs defending against frivolous litigation or be asked to indemnify our customers against the same. Our efforts to enforce or protect our proprietary rights may prove to be ineffective and could result in substantial costs and diversion of resources and could substantially harm our operating results.

Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we have less opportunity to have visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality agreements with our employees, licensees, independent contractors, advisers and customers. These agreements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. To the extent that our employees and others with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations, existing contracts and personnel of a target company and realizing the anticipated benefits of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of a target company;

•	diversion of financial and management resources from existing operations;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or a target company’s business; and

•	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technology licensed by us incorporates “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Australian dollars, British pound sterling, euros, Japanese yen and Korean won and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We may be required to collect sales and use taxes on the services we sell in additional jurisdictions in the future, which may decrease sales, and we may be subject to liability for sales and use taxes and related interest and penalties on prior sales.

A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services, or that we have failed to do so where required in the past, could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our services going forward. Liability for past taxes may also include substantial interest and penalty charges. Our client contracts typically provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients do not reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our clients in the future.

Government and industry regulation of the Internet is evolving and could directly restrict our business or indirectly affect our business by limiting the growth of our markets. Unfavorable changes in government regulation or our failure to comply with regulations could harm our business and operating results.

Federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Our products enable our customers to collect, manage and store a wide range of data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996 and the European Union Data Protection Directive along with other similar laws and regulations prohibit certain types of information and content from being transmitted over the Internet. The scope of this prohibition and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our products could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Our stock price may be volatile and you may be unable to sell your shares at or above the price at which you purchase them.

The market price of our common stock could be subject to significant fluctuations in response to, among other things, the risk factors described in this report and other factors beyond our control. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchase it. Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us or relevant for our business;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar or relevant companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as the issuance of securities or the incurrence of debt;

•	announcements by us or by our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries, or both;

•	litigation;

•	additions or departures of key personnel;

•	investors’ general perceptions; and

•	changes in general economic, industry or market conditions.

In addition, if the market for technology stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of a substantial number of shares of our common stock in the public market or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of April 30, 2012, we had an aggregate of 27,286,914 shares of common stock outstanding. Of these shares:

•	5,750,000 shares are eligible for sale; and

•

21,536,914 shares will be eligible for sale upon the expiration of lock-up agreements with us or with the underwriters for our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

The lock-up agreements expire 180 days after the date of the prospectus for our initial public offering of February 17, 2012, subject to potential extension in the event we release earnings results or material news or a material event relating to us occurs near the end of the lock-up period. Morgan Stanley & Co. LLC, as representative of the underwriters, may, in its discretion and at any time, release all or any portion of the securities subject to lock-up agreements with the underwriters. We registered 5,888,339 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by research and reports that industry or security analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase our common stock.

We may be unable to meet our future capital requirements, which could limit our ability to grow.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months. We may, however, need, or could elect to seek, additional funding at any time. To the extent that the proceeds from our initial public offering, together with existing resources, are insufficient to fund our business operations, our future activities for the expansion of our service and our product offerings, developing and sustaining our relationships and infrastructure for the distribution and delivery of digital media online, marketing, and supporting our office facilities, we may need to raise additional funds through equity or debt financing. Additional funds may not be available on terms favorable to us or our stockholders. Furthermore, if we issue equity securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences and privileges senior to those of our existing classes of stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our management has wide discretion in the use of the proceeds from our initial public offering and may not apply these proceeds in a manner that will increase our revenue or market value.

Our management will have considerable discretion in the application of the proceeds of our initial public offering, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The proceeds may be used for corporate purposes that do not increase our revenue or our market value.

Our independent registered public accounting firm has advised us that it has identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact investor confidence in our company and, as a result, the value of our common stock.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2010, our independent registered public accounting firm reported to our audit committee that it had identified a material weakness in the design and operation of our internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Specifically, our independent registered public accounting firm determined that we did not have adequate procedures and controls to ensure that stock-based compensation arrangements were appropriately accounted for under the guidance within Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation—Stock Compensation , and FASB ASC 505, Equity-Based Payments to Non-Employees.

We concurred with the findings of our independent registered public accounting firm. We believe this material weakness has been remediated as of July 1, 2011. We have taken the following steps to remediate the underlying causes of the material weakness, including:

•	prior to any stock option grants being recommended to the board for approval, our chief financial officer is responsible for reviewing the list of recommended awards;

•

all stock-based awards granted by the board of directors are reviewed by our chief financial officer and corporate controller at the time of grant to ensure that they are appropriately identified as either an award to an employee or non-employee;

•	our corporate controller is responsible for reviewing all equity award data uploaded within our third-party equity administration software application package; and

•

our corporate controller is responsible for reviewing and approving all calculations and journal entries related to the accounting for non-employee variable stock option grants to ensure they are recorded in accordance with ASC 505.

In addition, we will need to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act for fiscal 2013, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting starting with our annual report for fiscal 2013. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal control over financial reporting. We are just beginning the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. As discussed above, we have in the past identified a material weakness in our internal control over financial reporting, and although we believe we have remediated the material weakness, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Our two largest stockholders have effective control over our company.

As of April 30, 2012, our two largest stockholders, General Catalyst Partners and Accel Partners (and entities that are affiliated with them), beneficially owned, in the aggregate, shares representing approximately 41.3% of our outstanding common stock. As a result, these stockholders, if they elect to act together, have effective control over our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	establishing a classified board of directors so that not all members of our board are selected at one time;

•	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We record substantial expenses related to our issuance of stock options that may have a material adverse impact on our operating results for the foreseeable future.

We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

During the period between January 1, 2012 and March 31, 2012, we issued options to purchase 171,712 shares of our common stock to employees at an exercise price of $11.00 per share under our 2004 Plan. During this same period, we issued an aggregate of 128,963 shares of common stock to current and former employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $180,952. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

These issuances were undertaken pursuant to a written compensatory benefit plan. All recipients had adequate access, through their relationship with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

On February 16, 2012, our registration statement on Form S-1 (File No. 333-176444) was declared effective for our initial public offering. On February 23, 2012, we closed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares pursuant to the underwriters’ overallotment option, at an offering price of $11.00 per share. The managing underwriters of the offering were Morgan Stanley & Co. LLC, and Stifel, Nicolaus & Company, Incorporated. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $54.6 million, after deducting total expenses of approximately $8.6 million, consisting of underwriting discounts and commissions and offering-related expenses reasonably estimated to be $4.2 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February  17, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Eleventh Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-Laws

4.1(3)	Form of Common Stock certificate of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.

*	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: May 10, 2012	By:	/s/ Jeremy Allaire
Jeremy Allaire Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Christopher Menard
Christopher Menard Chief Financial Officer (Principal Financial Officer)