Form 10-Q
period 2012-06-30
BRIGHTCOVE INC
filed 2012-08-03
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012 there were 27,339,227 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and equivalents	$44,607	$17,227
Short-term investments	8,987	—
Accounts receivable, net of allowance of $468 and $266, at June 30, 2012 and December 31, 2011, respectively (includes related party amounts of $605 and $667 at June 30, 2012 and December 31, 2011, respectively)	17,465	14,693
Prepaid expenses and other current assets	3,654	3,334

Total current assets	74,713	35,254

Long-term investments	5,035	—
Property and equipment, net	8,871	6,079
Goodwill	2,372	2,372
Deferred initial public offering costs	—	2,544
Restricted cash	233	233
Other assets	449	856

Total assets	$91,673	$47,338

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,411	$2,026
Accrued expenses	8,779	8,773
Current portion of long-term debt	—	833
Deferred revenue	15,970	13,418

Total current liabilities	26,160	25,050
Deferred revenue, net of current portion	263	354
Long-term debt	—	6,167
Other liabilities	327	77
Redeemable convertible preferred stock warrants	—	424

Total liabilities	26,750	32,072
Contingencies (Note 15)
Redeemable convertible preferred stock	—	120,351
Stockholders’ equity (deficit):
Preferred stock-undesignated, $0.001 par value; 5,000,000 shares authorized at June 30, 2012; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 and 68,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 27,329,950 and 5,224,532 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	27	5
Additional-paid-in-capital	163,225	—
Accumulated other comprehensive income	962	1,056
Accumulated deficit	(100,601)	(107,254)

Total stockholders’ equity (deficit) attributable to Brightcove Inc.	63,613	(106,193)
Non-controlling interest in consolidated subsidiary	1,310	1,108

Total stockholders’ equity (deficit)	64,923	(105,085)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$91,673	$47,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue: (1)
Subscription and support revenue	$20,718	$14,478	$39,554	$26,970
Professional services and other revenue	902	802	2,010	1,384

Total revenue	21,620	15,280	41,564	28,354
Cost of revenue: (2)
Cost of subscription and support revenue	5,233	3,760	10,428	7,039
Cost of professional services and other revenue	1,211	1,176	2,380	2,273

Total cost of revenue	6,444	4,936	12,808	9,312

Gross profit	15,176	10,344	28,756	19,042
Operating expenses: (2)
Research and development	4,564	3,755	8,741	7,198
Sales and marketing	9,745	8,406	18,753	15,372
General and administrative	4,274	3,253	7,911	5,978
Merger-related	479	—	479	—

Total operating expenses	19,062	15,414	35,884	28,548

Loss from operations	(3,886)	(5,070)	(7,128)	(9,506)
Other expense, net	(273)	(261)	(536)	(139)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,159)	(5,331)	(7,664)	(9,645)
Provision for income taxes	29	51	58	83

Consolidated net loss	(4,188)	(5,382)	(7,722)	(9,728)
Net income attributable to non-controlling interest in consolidated subsidiary	(150)	(76)	(202)	(145)

Net loss attributable to Brightcove Inc.	(4,338)	(5,458)	(7,924)	(9,873)
Accretion of dividends on redeemable convertible preferred stock	—	(1,409)	(733)	(2,819)

Net loss attributable to common stockholders	$(4,338)	$(6,867)	$(8,657)	$(12,692)

Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(1.42)	$(0.40)	$(2.65)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	27,256,330	4,832,610	21,549,537	4,795,440

(1) Includes related party revenue (Note 18)	$899	$856	$1,779	$1,676
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$35	$13	$55	$23
Cost of professional services and other revenue	25	35	47	59
Research and development	136	91	217	177
Sales and marketing	363	300	615	555
General and administrative	704	602	1,276	1,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net loss	$(4,188)	$(5,382)	$(7,722)	$(9,728)
Other comprehensive income (loss):
Foreign currency translation adjustments	106	35	(94)	(8)
Change in market value of investments	—	(42)	—	—

Other comprehensive loss	106	(7)	(94)	(8)

Comprehensive loss	(4,082)	(5,389)	(7,816)	(9,736)
Less: net income attributable to non-controlling interest in consolidated subsidiary	150	76	202	145

Comprehensive loss attributable to Brightcove Inc.	$(4,232)	$(5,465)	$(8,018)	$(9,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(7,722)	$(9,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,821	1,438
Stock-based compensation	2,210	2,031
Change in fair value of warrants	(28)	143
Provision for (reduction of) reserves on accounts receivable	247	(10)
Amortization of premium on investments	45	—
Amortization of deferred financing costs	44	—
Loss on disposal of equipment	83	40
Loss on sale of investments	—	146
Changes in assets and liabilities:
Accounts receivable	(3,048)	(3,874)
Prepaid expenses and other current assets	(345)	(1,694)
Other assets	362	(483)
Accounts payable	(453)	1,758
Accrued expenses	415	2,330
Deferred revenue	2,473	4,288

Net cash used in operating activities	(3,896)	(3,615)

Investing activities
Purchases of investments	(14,067)	—
Purchases of property and equipment	(4,669)	(2,133)
Sales of investments	—	2,732
Capitalization of internal-use software costs	(24)	(216)
Decrease in restricted cash	—	278

Net cash (used in) provided by investing activities	(18,760)	661

Financing activities
Proceeds from exercise of stock options	343	110
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	56,762	—
Borrowings under line of credit	—	2,000
Borrowings under term loan	—	5,000
Payments under term loan	(7,000)	—

Net cash provided by financing activities	50,105	7,110
Effect of exchange rate changes on cash	(69)	68

Net increase in cash and cash equivalents	27,380	4,224
Cash and cash equivalents at beginning of period	17,227	20,341

Cash and cash equivalents at end of period	$44,607	$24,565

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$106,451	$—

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$396	$—

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$773	$2,973

Vesting of restricted stock	$50	$109

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2012, the Company had six wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc. and Bright Bay Co. Ltd. In addition, the Company has one majority-owned subsidiary, Brightcove Kabushiki Kaisha (“Brightcove KK”).

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 contained in the Company’s Prospectus and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2012 and 2011. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

On February 23, 2012, the Company closed its IPO in which the Company sold and issued 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares, which were sold to the public at a price of $11.00 per share. The Company received aggregate proceeds of approximately $58.8 million from the IPO, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.3 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 16,150,505 shares of common stock and all outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 46,713 shares of common stock at $3.21 per share.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Prospectus, have not changed.

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

3. Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and other non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of the Company’s majority-owned subsidiary, Brightcove KK, a Japanese joint venture, which was formed on July 18, 2008. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ (deficit) equity. The portion of net loss (income) attributable to non-controlling interest is presented as net loss (income) attributable to non-controlling interest in consolidated subsidiary in the condensed consolidated statements of operations. Net income attributable to non-controlling interest for the three months ended June 30, 2012 and 2011 was $150 and $76, respectively, and $202 and $145 for the six months ended June 30, 2012 and 2011, respectively.

4. Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

On July 26, 2012, the Company entered into a definitive agreement to acquire Zencoder Inc. (“Zencoder”), a provider of cloud-based audio and video encoding services, for total consideration of approximately $30 million, of which $25.4 million is to be paid in cash at closing and the remaining $4.6 million is to be held in escrow. The transaction is subject to customary closing conditions and is expected to close during the quarter ending September 30, 2012. The acquisition will be accounted for as a purchase transaction, and as such the results of operations of Zencoder will be consolidated with the Company beginning on the date the acquisition is closed. In connection with the acquisition of Zencoder, the Company incurred $479 of merger and integration-related costs during 2012, which the Company recorded as an expense in its condensed consolidated statements of operations for the three and six months ended June 30, 2012.

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

Professional services and other revenue sold on a stand-alone basis are recognized as the services are performed, subject to any refund or other obligation.

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

At June 30, 2012 and December 31, 2011, no individual customer accounted for 10% or more of net accounts receivable. For the three and six months ended June 30, 2012 and 2011, no individual customer accounted for 10% or more of total revenue.

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

8. Cash, Cash Equivalents and Investments

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

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At June 30, 2012, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at June 30, 2012.

Cash, cash equivalents and investments as of June 30, 2012 consist of the following:

	June 30, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$20,857	$20,857	$20,857
Money market funds	Demand	23,750	23,750	23,750

Total cash and cash equivalents		$44,607	$44,607	$44,607

Certificates of deposit	92 – 367 days	$1,160	$1,159	$1,160
Commercial paper	181 – 360 days	2,091	2,089	2,091
Corporate debentures	179 – 435 days	5,736	5,773	5,736

Total short-term investments		$8,987	$9,021	$8,987

Certificates of deposit	488 – 730 days	$1,442	$1,439	$1,442
Corporate debentures	543 – 721 days	3,593	3,603	3,593

Total long-term investments		$5,035	$5,042	$5,035

Cash and cash equivalents as of December 31, 2011 consist of the following:

	December 31, 2011
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$14,492	$14,492	$14,492
Money market funds	Demand	2,735	2,735	2,735

Total cash and cash equivalents		$17,227	$17,227	$17,227

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

During the three months ended June 30, 2012 and 2011, the Company capitalized internal-use software development costs of $0 and $111, respectively, and $24 and $216, respectively, during the six months ended June 30, 2012 and 2011. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $147 and $235 during the three months ended June 30, 2012 and 2011, respectively, and $303 and $490 during the six months ended June 30, 2012 and 2011, respectively.

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

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average shares of common stock outstanding	27,299	4,935	21,600	4,909
Less: weighted-average number of unvested restricted common shares outstanding	43	102	50	114

Weighted-average number of common shares used in calculating net loss per common share	27,256	4,833	21,550	4,795

The following potentially dilutive shares of common stock equivalents have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Redeemable convertible preferred stock	—	16,151	4,348	16,151
Options outstanding	4,073	3,919	4,027	4,018
Restricted stock units outstanding	220	—	110	—
Unvested restricted shares	43	102	50	114
Warrants	34	47	37	47

Total	4,370	20,219	8,572	20,330

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$23,750	$—	$—	$23,750
Restricted cash	233	—	—	233
Certificates of deposit	2,602	—	—	2,602
Commercial paper	—	2,091	—	2,091
Corporate debentures	—	9,329	—	9,329

Total assets	$26,585	$11,420	$—	$38,005

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$2,735	$—	$—	$2,735
Restricted cash	233	—	—	233

Total assets	$2,968	$—	$—	$2,968

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$424	$424

Total liabilities	$—	$—	$424	$424

The redeemable convertible preferred stock warrants were converted to common stock warrants upon the closing of the Company’s IPO on February 23, 2012 and are no longer presented at fair value.

13. Stock-based Compensation

At June 30, 2012, the Company had two stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan”). Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan (the “Brightcove KK Plan”).

The 2004 Plan provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors, up to an aggregate of 7,397,843 shares of the Company’s common stock. The Company also established a UK Sub-Plan of the 2004 Plan under which the Company was permitted to make grants of options to employees subject to tax in the United Kingdom. In conjunction with the effectiveness of the 2012 Plan, the Company’s Board of Directors (the “Board) voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

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

The Company recorded stock-based compensation expense of $1,263 and $1,041 for the three months ended June 30, 2012 and 2011, respectively, and $2,210 and $2,031 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $10,664 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.46 years.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model that used the assumptions noted in the following table. The Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 13% for the three and six months ended June 30, 2012 and 2011 in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life in years	6.2	6.3	6.2	6.3
Risk-free interest rate	1.23%	2.44%	1.29%	2.68%
Volatility	57%	57%	57%	57%
Dividend yield	—	—	—	—
Weighted-average fair value of grants	$9.12	$6.25	$7.89	$5.20

The following is a summary of the status of the Company’s stock options as of June 30, 2012 and the stock option activity for the 2004 Plan and 2012 Plan during the six months ended June 30, 2012.

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (Years)	Value (1)
Outstanding at December 31, 2011	3,986,706	$ 0.13 – 10.45	$3.76
Granted	438,652	11.00 – 16.88	14.58
Exercised	(189,130)	0.13 – 9.31	1.82		$2,293
Canceled	(107,166)	1.25 – 16.88	8.36

Outstanding at June 30, 2012	4,129,062	$ 0.13 – 16.88	$4.88	7.11	$43,503

Exercisable at June 30, 2012	2,747,150	$ 0.13 – 11.00	$2.63	6.37	$34,839

Vested or expected to vest at June 30, 2012 (2)	3,910,211	$ 0.13 – 16.88	$4.52	7.01	$42,509

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2012 of $15.31 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of June 30, 2012 plus the number of unvested options expected to vest as of June 30, 2012 based on the unvested options outstanding at June 30, 2012, adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the six months ended June 30, 2012:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested by December 31, 2011	—	$—
Granted	371,451	16.88
Vested and issued	—	—
Canceled	(622)	16.88

Unvested by June 30, 2012	370,829	$16.88

The following table summarizes the restricted stock award activity during the six months ended June 30, 2012:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value (1)
Unvested by December 31, 2011	63,495	$9.31
Granted	—	—
Vested	(29,304)	$9.31
Repurchased	—	—

Unvested by June 30, 2012	34,191	$9.31	$465

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 30, 2012 and the purchase price on the date of grant.

14. Income Taxes

For the three months ended June 30, 2012 and 2011, the Company recorded income tax expense of $29 and $51, respectively, and $58 and $83 for the six months ended June 30, 2012 and 2011, respectively. The income tax expense recorded relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal, state and foreign deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at June 30, 2012 and December 31, 2011.

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

15. Contingencies

Legal Matters

On July 19, 2012, a complaint was filed by Videoshare, LLC naming the Company in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that the Company has infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. The Company is evaluating the merits of the claim made and, as such, has not yet determined whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2012, the Company has not incurred any costs for the above guarantees and indemnities. From time to time, the Company has received requests for indemnification from customers in connection with patent infringement suits brought against customers by third parties. To date, the Company has not agreed that any of the requested indemnification is required by the Company’s contracts with customers.

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

16. Noncontrolling Interest

Noncontrolling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in noncontrolling interest for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,160	$816	$1,108	$747
Net income	150	76	202	145

Balance at end of period	$1,310	$892	$1,310	$892

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

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at June 30, 2012.

18. Related Party Transactions

Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, act as product distributors for the Company in Japan.

As of June 30, 2012 and December 31, 2011, accounts receivable from related parties was:

	June 30,	December 31,
	2012	2011
J-Stream	$589	$566
Dentsu	16	21

Total related party accounts receivable	$605	$667

For the three and six months ended June 30, 2012 and 2011, the Company recorded revenue from related parties of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
J-Stream	$829	$676	$1,644	$1,335
Dentsu	70	180	135	341

Total related party revenue	$899	$856	$1,779	$1,676

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

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
North America	$13,607	$9,966	$26,622	$18,764
Europe	5,315	3,685	9,750	6,699
Japan	1,427	1,161	2,730	2,156
Asia Pacific	1,113	452	2,206	707
Other	158	16	256	28

Total revenue	$21,620	$15,280	$41,564	$28,354

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended June 30, 2012 and 2011, revenue from customers located in the United States was $12,526 and $9,187, respectively, and $24,334 and $17,397, respectively, during the six months ended June 30, 2012 and 2011. During the three months ended June 30, 2012 and 2011, revenue from customers located in the United Kingdom was $2,092 and $1,660, respectively, and $3,977 and $3,103, respectively, during the six months ended June 30, 2012 and 2011. United Kingdom revenue is included in Europe for each of the respective periods in the table above. During the three and six months ended June 30, 2012 and 2011, no other international country contributed more than 10% of the Company’s total revenue.

As of June 30, 2012 and December 31, 2011, property and equipment at locations outside the U.S. was not material.

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

Company Overview

We are a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of June 30, 2012, we had 4,697 customers in over 60 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the six months ended June 30, 2012, our customers used Video Cloud to deliver an average of approximately 674 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of December 31, 2011, we had 312 employees and 3,872 customers, of which 2,571 used our Express edition of Video Cloud and 1,301 used our premium editions of Video Cloud. As of June 30, 2012, we had 317 employees and 4,697 customers, of which 3,200 used our Express edition of Video Cloud and 1,497 used our premium editions of Video Cloud.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $28.4 million in the six months ended June 30, 2011 to $41.6 million in the six months ended June 30, 2012. The number of customers using our solutions grew from 3,872 as of December 31, 2011 to 4,697 as of June 30, 2012. Our consolidated net loss was $9.7 million for the six months ended June 30, 2011 and $7.7 million for the six months ended June 30, 2012.

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

For the six months ended June 30, 2012 and 2011, our net revenue derived from customers located outside North America was 36% and 34%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for Video Cloud and new products such as App Cloud. We believe these investments will help us retain our existing Video Cloud customers and lead to the acquisition of new customers for both Video Cloud and App Cloud. As a result of our investment philosophy, we expect to incur operating losses on an annual basis through at least the end of 2012. In addition, we will incur incremental public company expenses related to reporting and compliance. However, we believe these investments will result in increased retention and expansion of our customer base and the resulting revenue. Additionally, we believe this customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

Recent Development

On July 26, 2012, we entered into a definitive agreement to acquire Zencoder Inc. (“Zencoder”), a provider of cloud-based audio and video encoding services, for total consideration of approximately $30 million. The results of operations of Zencoder will be consolidated with the Company beginning on the closing date of the transaction, which is expected to occur during the quarter ending September 30, 2012.

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

As of June 30, 2012, we had 4,697 customers, of which 3,200 used our Express edition of Video Cloud and 1,497 used our premium editions of Video Cloud. As of June 30, 2011, we had 3,295 customers, of which 2,183 used our Express edition of Video Cloud and 1,112 used our premium editions of Video Cloud.

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

During the six months ended June 30, 2012, the average number of monthly streams was approximately 674 million, a decrease of 5% from approximately 700 million during the six months ended June 30, 2011. During 2011 America Online (“AOL”) utilized more streams than any of our other customers. AOL has since decided to use an internal video streaming solution for the majority of its video properties. Excluding the impact of AOL, our average monthly video streams were up 22% on a year-over-year basis.

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

In the six months ended June 30, 2012, the recurring dollar retention rate was 95% compared with 93% for the six months ended June 30, 2011. This recurring dollar retention rate provides visibility into our ongoing revenue.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2012	2011
Key Metrics
Customers (at period end)
Express	3,200	2,183
Premium	1,497	1,112

Total customers (at period end)	4,697	3,295

Average monthly year-to-date streams (in thousands)	674,170	706,908
Recurring dollar retention rate	95%	93%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue—We generate subscription and support revenue from the sale of our on-demand online video platform called Video Cloud and our application development and management platform called App Cloud.

Video Cloud allows customers to publish and distribute video and other professional digital media across Internet-connected devices. Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions: Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of bandwidth. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of our service exceed the allowable levels, the contract will provide for the rate at which the customer must pay for actual usage above the allowable levels.

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

App Cloud is a software application development and management platform designed to help customers publish and distribute video and other professional digital media through software applications across multiple Internet-connected devices. App Cloud is offered in two product lines. The first product line is comprised of our premium product editions: Enterprise and Pro. The Enterprise edition provides additional features and functionality such as account roles and permissions, multiple department-level accounts and basic support. Our second product line is our Core edition, which is a free, community-supported edition that provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who do not typically seek advanced features and functionality.

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

Cost of revenue increased in absolute dollars from the first half of 2011 to the first half of 2012. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, changes in the fair value of the warrants issued in connection with a line of credit and income (loss) recorded upon the sale of long-term investments.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a full valuation allowance against our net deferred tax assets at June 30, 2012 and December 31, 2011.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. The Company recorded stock-based compensation expense of $1.3 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2012 and 2011, 42% and 40%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2012 and 2011, 41% and 39%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2012 and 2011, 30% and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. During both the six months ended June 30, 2012 and 2011, 29% of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription and support revenue	$20,718	$14,478	$39,554	$26,970
Professional services and other revenue	902	802	2,010	1,384

Total revenue	21,620	15,280	41,564	28,354
Cost of revenue:
Cost of subscription and support revenue	5,233	3,760	10,428	7,039
Cost of professional services and other revenue	1,211	1,176	2,380	2,273

Total cost of revenue	6,444	4,936	12,808	9,312

Gross profit	15,176	10,344	28,756	19,042
Operating expenses:
Research and development	4,564	3,755	8,741	7,198
Sales and marketing	9,745	8,406	18,753	15,372
General and administrative	4,274	3,253	7,911	5,978
Merger-related	479	—	479	—

Total operating expenses	19,062	15,414	35,884	28,548

Loss from operations	(3,886)	(5,070)	(7,128)	(9,506)
Other (expense) income, net	(273)	(261)	(536)	(139)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,159)	(5,331)	(7,664)	(9,645)
Provision for income taxes	29	51	58	83

Consolidated net loss	(4,188)	(5,382)	(7,722)	(9,728)
Net income attributable to non-controlling interest in consolidated subsidiary	(150)	(76)	(202)	(145)

Net loss attributable to Brightcove Inc.	(4,338)	(5,458)	(7,924)	(9,873)
Accretion of dividends on redeemable convertible preferred stock	—	(1,409)	(733)	(2,819)

Net loss attributable to common stockholders	$(4,338)	$(6,867)	$(8,657)	$(12,692)

Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(1.42)	$(0.40)	$(2.65)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	27,256,330	4,832,610	21,549,537	4,795,440

Overview of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Total revenue increased by 41%, or $6.3 million, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to both an increase in subscription and support revenue of 43%, or $6.2 million, and an increase in professional services and other revenue of 12%, or $100,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,497 as of June 30, 2012, an increase of 35% from 1,112 customers as of June 30, 2011. In addition, our revenue from Express offerings grew by $531,000, or 41%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as our Express customer base increased by approximately 47%. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $4.8 million, or 47%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $3.9 million in the three months ended June 30, 2012 compared to $5.1 million in the three months ended June 30, 2011. Loss from operations in the three months ended June 30, 2012 and 2011 included $1.3 million and $1.0 million, respectively, of stock-based compensation expense. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2012, we had $44.6 million of unrestricted cash and cash equivalents, an increase of $27.4 million from $17.2 million at December 31, 2011, due primarily to the net proceeds received from the issuance of common stock in connection with our initial public offering. This increase was offset by the purchase of $14.0 million of investments. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during the quarter ended March 31, 2012.

Revenue

	Three Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Revenue by Product Line	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$19,802	92%	$13,993	92%	$5,809	42%
Express	1,818	8	1,287	8	531	41

Total	$21,620	100%	$15,280	100%	$6,340	41%

During the three months ended June 30, 2012, revenue increased by $6.3 million, or 41%, compared to the three months ended June 30, 2011, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $5.8 million, or 42%, is the result of a 35% increase in the number of premium customers from 1,112 at June 30, 2011 to 1,497 at June 30, 2012, as well as increased revenue from our existing customers. Express revenue grew by $531,000, or 41%, which was also driven by an increase of 47% in customers from 2,183 at June 30, 2011 to 3,200 at June 30, 2012.

	Three Months Ended June 30,
	2012		2011		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$20,718	96%	$14,478	95%	$6,240	43%
Professional services and other	902	4	802	5	100	12

Total	$21,620	100%	$15,280	100%	$6,340	41%

In the three months ended June 30, 2012, subscription and support revenue increased by $6.2 million, or 43%, compared to the three months ended June 30, 2011. The increase was primarily related to the continued growth of our customer base for our premium offerings. In addition, professional services and other revenue increased by $100,000, or 12%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2012		2011		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$13,607	63%	$9,966	65%	$3,641	37%

Europe	5,315	25	3,685	24	1,630	44
Japan	1,427	6	1,161	8	266	23
Asia Pacific	1,113	5	452	3	661	146
Other	158	1	16	—	142	nm

International subtotal	8,013	37	5,314	35	2,699	51

Total	$21,620	100%	$15,280	100%	$6,340	41%

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

In the three months ended June 30, 2012, total revenue for North America increased $3.6 million, or 37%, compared to the three months ended June 30, 2011. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended June 30, 2012, total revenue outside of North America increased $2.7 million, or 51%, compared to the three months ended June 30, 2011. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended June 30,
	2012		2011		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$5,233	25%	$3,760	26%	$1,473	39%
Professional services and other	1,211	134	1,176	147	35	3

Total	$6,444	30%	$4,936	32%	$1,508	31%

In the three months ended June 30, 2012, cost of subscription and support revenue increased $1.5 million, or 39%, compared to the three months ended June 30, 2011. The increase resulted primarily from an increase in the cost of content delivery network expenses, employee-related expenses, network hosting services and depreciation of $611,000, $214,000, $146,000 and $128,000, respectively. There were also increases in expenses related to third-party software as a service, integrated with our service offering, and telecommunications of $132,000 and $103,000, respectively.

In the three months ended June 30, 2012, cost of professional services and other revenue remained relatively unchanged compared to the corresponding period of the prior year.

Gross Profit

	Three Months Ended June 30,
	2012		2011		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$15,485	75%	$10,718	74%	$4,767	44%
Professional services and other	(309)	(34)	(374)	(47)	65	17

Total	$15,176	70%	$10,344	68%	$4,832	47%

For the three months ended June 30, 2012, the overall gross profit percentage was 70% compared to 68% for the three months ended June 30, 2011. The increase in overall gross profit percentage was related to improvement in the professional services and other gross profit percentage as we were able to better leverage our fixed costs to deliver professional services and increase related revenue. Subscription and support gross profit percentage remained relatively unchanged compared to the corresponding period of the prior year. We continue to generate a negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. We expect to continue to gain economies of scale over time. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2012		2011		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$4,564	21%	$3,755	25%	$809	22%
Sales and marketing	9,745	45	8,406	55	1,339	16
General and administrative	4,274	20	3,253	21	1,021	31
Merger-related	479	2	—	—	479	nm

Total	$19,062	88%	$15,414	101%	$3,648	24%

nm – not meaningful

Research and Development. In the three months ended June 30, 2012, research and development expense increased by $809,000, or 22%, compared to the three months ended June 30, 2011 primarily due to increases in employee-related expenses and rent expense of $437,000 and $171,000, respectively. While the net increase in headcount was three employees, quarter over quarter, we hired seven employees during June 2011 and therefore did not recognize a full quarter of expense for these employees during the three months ended June 30, 2011. In addition, a portion of the increase in employee-related expenses can be attributed to higher capitalized software development costs during the three months ended June 30, 2011 as compared to the three months ended June 30, 2012. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended June 30, 2012, sales and marketing expense increased $1.3 million, or 16%, compared to the three months ended June 30, 2011 primarily due to increases in employee-related expenses, marketing programs and travel related expenses of $529,000, $180,000 and $138,000, respectively. There were also increases in rent and commission expenses of $250,000 and $113,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended June 30, 2012, general and administrative expense increased by $1.0 million, or 31%, compared to the three months ended June 30, 2011 primarily due to an increase in employee-related expenses, stock based compensation and depreciation expense of $443,000 and $100,000 and $93,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During the three months ended June 30, 2012, we incurred $479,000 of merger-related costs associated with our acquisition of Zencoder, which we expect to close during the quarter ending September 30, 2012. We did not incur any merger-related costs during the three months ended June 30, 2011.

Other Expense, Net

	Three Months Ended June 30,
	2012		2011		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$38	—%	$6	—%	$32	nm
Interest expense	—	—	(8)	—	8	100
Other expense, net	(311)	(1)	(259)	(2)	(52)	(20)

Total	$(273)	(1)%	$(261)	(2)%	$(12)	(5)%

nm – not meaningful

In the three months ended June 30, 2012, interest income, net, increased by $32,000 compared to the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The increase in other expense, net was primarily due to increased foreign currency exchange losses of $383,000 upon collection of foreign denominated accounts receivable. This increase was partially offset by the expense recorded during the three months ended June 30, 2011 of $146,000 related to the revaluation of a warrant with no corresponding expense in 2012. There was also a decrease in expense attributable to the realized loss of $146,000, recognized during the three months ended June 30, 2011, when we sold our remaining auction rate securities, or ARS.

Provision for Income Taxes

	Three Months Ended June 30,
	2012		2011		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$29	—%	$51	—%	$(22)	(43)%

The provision for income taxes remained relatively unchanged in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended June 30,
	2012		2011		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(150)	(1)%	$(76)	—%	$(74)	(97)%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority- owned subsidiary, Brightcove KK, and remained relatively unchanged in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Overview of Results of Operations for the Six Months Ended June 30, 2012 and 2011

Total revenue increased by 47%, or $13.2 million, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to both an increase in subscription and support revenue of 47%, or $12.6 million, and an increase in professional services and other revenue of 45%, or $626,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,497 as of June 30, 2012, an increase of 35% from 1,112 premium customers as of June 30, 2011. In addition, our revenue from Express offerings grew by $1.2 million, or 49%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as our Express customer base increased by approximately 47%. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $9.7 million, or 51%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $7.1 million in the six months ended June 30, 2012 compared to $9.5 million in the six months ended June 30, 2011. Loss from operations in the six months ended June 30, 2012 and 2011 included $2.2 million and $2.0 million, respectively, of stock-based compensation expense. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2012, we had $44.6 million of unrestricted cash and cash equivalents, an increase of $27.4 million from $17.2 million at December 31, 2011 due primarily to the net proceeds received from the issuance of common stock in connection with our initial public offering. This increase was offset by investments of $14.0 million, purchased during the six months ended June 30, 2012. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during the quarter ended March 31, 2012.

Revenue

	Six Months Ended June 30,
	2012		2011		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$37,995	91%	$25,959	92%	$12,036	46%
Express	3,569	9	2,395	8	1,174	49

Total	$41,564	100%	$28,354	100%	$13,210	47%

During the six months ended June 30, 2012, revenue increased by $13.2 million, or 47%, compared to the six months ended June 30, 2011, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $12.0 million, or 46%, is the result of a 35% increase in the number of premium customers from 1,112 at June 30, 2011 to 1,497 at June 30, 2012, as well as increased revenue from our existing customers. Express revenue grew by $1.2 million, or 49%, which was also driven by an increase of 47% in customers from 2,183 at June 30, 2011 to 3,200 at June 30, 2012.

	Six Months Ended June 30,
	2012		2011		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$39,554	95%	$26,970	95%	$12,584	47%
Professional services and other	2,010	5	1,384	5	626	45

Total	$41,564	100%	$28,354	100%	$13,210	47%

In the six months ended June 30, 2012, subscription and support revenue increased by $12.6 million, or 47%, compared to the six months ended June 30, 2011. The increase was primarily related to the continued growth of our customer base for our premium offerings. In addition, professional services and other revenue increased by $626,000, or 45%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2012		2011		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$26,622	64%	$18,764	66%	$7,858	42%

Europe	9,750	23	6,699	24	3,051	46
Japan	2,730	7	2,156	8	574	27
Asia Pacific	2,206	5	707	2	1,499	212
Other	256	1	28	—	228	nm

International subtotal	14,942	36	9,590	34	5,352	56

Total	$41,564	100%	$28,354	100%	$13,210	47%

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

In the six months ended June 30, 2012, total revenue for North America increased $7.9 million, or 42%, compared to the six months ended June 30, 2011. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the six months ended June 30, 2012, total revenue outside of North America increased $5.4 million, or 56%, compared to the six months ended June 30, 2011. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Six Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Cost of Revenue	Amount	of Related Revenue	Amount	of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$10,428	26%	$7,039	26%	$3,389	48%
Professional services and other	2,380	118	2,273	164	107	5

Total	$12,808	31%	$9,312	33%	$3,496	38%

In the six months ended June 30, 2012, cost of subscription and support revenue increased $3.4 million, or 48%, compared to the six months ended June 30, 2011. The increase resulted primarily from an increase in the cost of content delivery network expenses, employee-related expenses, depreciation and network hosting services of $1.6 million, $481,000, $288,000 and $265,000, respectively. There were also increases in expenses related to telecommunications and third-party software as a service, integrated with our service offering, of $214,000 and $208,000, respectively. These increases were partially offset by a decrease in amortization of capitalized software development costs of $187,000, as some of our previously capitalized software development costs were fully amortized.

In the six months ended June 30, 2012, cost of professional services and other revenue increased $107,000, or 5%, from the corresponding period of the prior year. The increase can be attributed primarily to increased employee-related expenses of $91,000, as we hired an additional two employees.

Gross Profit

	Six Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Gross Profit	Amount	of Related Revenue	Amount	of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$29,126	74%	$19,931	74%	$9,195	46%
Professional services and other	(370)	(18)	(889)	(64)	519	58

Total	$28,756	69%	$19,042	67%	$9,714	51%

For the six months ended June 30, 2012, the overall gross profit percentage was 69% compared to 67% for the six months ended June 30, 2011. The increase in overall gross profit percentage was related to improvement in the professional services and other gross profit percentage as we were able to better leverage our fixed costs to deliver professional services and increase related revenue. Subscription and support gross profit percentage remained unchanged when compared to the corresponding period of the prior year. We continue to generate a negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. We expect to continue to gain economies of scale over time. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$8,741	21%	$7,198	25%	$1,543	21%
Sales and marketing	18,753	45	15,372	55	3,381	22
General and administrative	7,911	19	5,978	21	1,933	32
Merger-related	479	1	—	—	479	nm

Total	$35,884	86%	$28,548	101%	$7,336	26%

nm – not meaningful

Research and Development. In the six months ended June 30, 2012, research and development expense increased by $1.5 million, or 21%, compared to the six months ended June 30, 2011 primarily due to increases in employee-related expenses and rent expense of $1.0 million and $144,000, respectively. While the net increase in headcount was three employees, quarter over quarter, we hired seven employees during June 2011 and therefore did not recognize a full six months of expense for these employees during the six months ended June 30, 2011. In addition, a portion of the increase in employee-related expenses can be attributed to higher capitalized software development costs during the six months ended June 30, 2011 as compared to the six months ended June 30, 2012.

Sales and Marketing. In the six months ended June 30, 2012, sales and marketing expense increased $3.4 million, or 22%, compared to the six months ended June 30, 2011 primarily due to increases in employee-related expenses, commission expenses and marketing programs of $1.3 million, $615,000 and $426,000, respectively. There were also increases in travel related, rent and contractor expenses of $254,000, $287,000 and $131,000, respectively.

General and Administrative. In the six months ended June 30, 2012, general and administrative expense increased by $1.9 million, or 32%, compared to the six months ended June 30, 2011 primarily due to an increase in employee-related expenses and bad debt expense of $887,000 and $258,000, respectively.

Merger-related. During the six months ended June 30, 2012, we incurred $479,000 of merger-related costs associated with our acquisition of Zencoder, which we expect to close during the quarter ending September 30, 2012. We did not incur any merger-related costs during the six months ended June 30, 2011.

Other Expense, Net

	Six Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Other Expense	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$47	—%	$18	—%	$29	161%
Interest expense	(241)	—	(8)	—	(233)	nm
Other expense, net	(342)	(1)	(149)	—	(193)	(130)

Total	$(536)	(1)%	$(139)	—%	$(397)	(286)%

nm – not meaningful

In the six months ended June 30, 2012, interest income, net, increased by $29,000 or 161%, from the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The increase in interest expense related to the borrowings under our term loan. The increase in other expense, net was primarily due to increased foreign currency exchange losses of $400,000 upon collection of foreign denominated accounts receivable. This increase was partially offset by the expense of $143,000 recorded during the six months ended June 30, 2011 related to the revaluation of a warrant with no corresponding expense in 2012. There was also a decrease in expense attributable to the realized loss of $146,000, recognized during the six months ended June 30, 2011, when we sold our remaining ARS.

Provision for Income Taxes

	Six Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Provision for Income Taxes	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$58	—%	$83	—%	$(25)	(30)%

The provision for income taxes remained relatively unchanged in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Six Months Ended June 30,
	2012		2011		Change
		Percentage		Percentage
Non-Controlling Interest in Consolidated Subsidiary	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(202)	—%	$(145)	(1)%	$(57)	(39)%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority-owned subsidiary, Brightcove KK, and remained relatively unchanged in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Liquidity and Capital Resources

In connection with our initial public offering in February 2012, we received aggregate proceeds of approximately $58.8 million, including the proceeds from the underwriters’ exercise of their overallotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.3 million. Prior to our initial public offering, we funded our operations primarily through private placements of preferred and common stock, as well as through borrowings of $7.0 million under our bank credit facilities. In February 2012, we repaid the $7.0 million balance under our bank credit facilities. All of the preferred stock was converted into shares of our common stock in connection with our initial public offering.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2012	2011
	(in thousands)
Purchases of property and equipment	$(4,669)	$(2,133)
Depreciation and amortization	1,821	1,438
Cash flows used in operating activities	(3,896)	(3,615)
Cash flows (used in) provided by investing activities	(18,760)	661
Cash flows from financing activities	50,105	7,110

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at June 30, 2012 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit, commercial paper and corporate debentures. We do not enter into investments for trading or speculative purposes. At June 30, 2012 and December 31, 2011, restricted cash was $233,000 and was held in certificates of deposit as collateral for a letter of credit related to the contractual provisions of our corporate credit card and a portion of the restricted cash balance was associated with the lease agreements for our offices in New York, New York and Seattle, Washington. At June 30, 2012 and December 31, 2011, we had $4.2 million and $3.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to reinvest unremitted earnings in such subsidiaries. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 74 and 73 days at June 30, 2012 and December 31, 2011, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the six months ended June 30, 2012, cash used in operating activities was $3.9 million and consisted of $7.7 million of net loss, which was offset by non-cash expenses of $2.2 million for stock-based compensation expense and $1.8 million for depreciation and amortization expense. Uses of cash included an increase in accounts receivable and prepaid expenses and other current assets of $3.0 million and $345,000, respectively, and a decrease in accounts payable of $453,000. These outflows were offset by an increase in deferred revenue and accrued expenses of $2.5 million and $415,000, respectively, and a decrease in other assets of $362,000. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the six months ended June 30, 2012, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments. The decrease in accounts payable primarily related to an increase in operating expenses and the timing of related payments.

Cash used by operating activities for the six months ended June 30, 2011was $3.6 million and consisted of $9.7 million of net loss, which included non-cash expenses of $2.0 million for stock-based compensation expense and $1.4 million for depreciation and amortization expense. Sources of cash primarily included increases in deferred revenue, accrued expenses and accounts payable of $4.3 million, $2.3 million and $1.8 million, respectively. These inflows were offset in part by a $3.9 million increase in accounts receivable and a $1.7 million increase in prepaid expenses and other current assets. Increases in deferred revenue primarily related to an increase in sales of our subscription and support services to both new and existing customers.

Investing activities.

Cash used in investing activities for the six months ended June 30, 2012 was $18.8 million, consisting primarily of $14.1 million for purchases of investments and $4.7 million in capital expenditures to support the business. We moved our corporate headquarters during the six months ended June 30, 2012 and as a result incurred capital expenditures of $1.6 million relating to the move, which is included in the $4.7 million of capital expenditures for the six months ended June 30, 2012.

Cash provided by investing activities for the six months ended June 30, 2011 was $661,000, consisting primarily of $2.7 million of proceeds from the sale of investments offset by $2.1 million in capital expenditures for equipment to support the business.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2012 was $50.1 million. We received $56.8 million in net proceeds from the issuance of common stock in connection with our initial public offering. In addition, we received proceeds from the exercise of common stock options in the amount of $343,000. These inflows were partially offset by the repayment of $7.0 million on our credit facility.

Cash provided by financing activities for the six months ended June 30, 2011 was $7.1 million, consisting of $5.0 million in borrowings under our term loan, $2.0 million in borrowings under our line of credit and $110,000 from the exercise of common stock options.

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

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In June 2011, we borrowed $5.0 million under this credit facility and in December 2011, we borrowed an additional $2.0 million and repaid the outstanding balance under the line of credit. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at June 30, 2012.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of June 30, 2012 and December 31, 2011.

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

During the six months ended June 30, 2012, we entered into arrangements for content delivery, hosting and other support services that require us to make minimum payments of $13.0 million through December 31, 2014.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Anticipated Cash Flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing and research and development, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenue and our ability to manage infrastructure costs.

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

Interest rate risk

We had unrestricted cash, cash equivalents and investments totaling $58.6 million at June 30, 2012. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit, commercial paper and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2012, a complaint was filed by Videoshare, LLC naming the Company in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that the Company has infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $2.8 million for the year ended December 31, 2009, a consolidated net loss of $17.8 million for the year ended December 31, 2010, a consolidated net loss of $17.3 million for the year ended December 31, 2011 and a consolidated net loss of $7.7 million for the six months ended June 30, 2012. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even increase at least through 2012. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We increased our number of full-time employees from 177 as of December 31, 2009, to 255 as of December 31, 2010, to 312 as of December 31, 2011 and to 317 as of June 30, 2012, and our revenue grew from $36.2 million in 2009 to $43.7 million in 2010 and to $63.6 million in 2011, and our revenue for the six months ended June 30, 2012 was $41.6 million. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, some of whom have sent letters to and/or filed suit alleging infringement against some of our customers. In July 2012 a complaint was filed by Videoshare, LLC against us alleging infringement of U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” For more information regarding this litigation, see Part II, Item 1, “Legal Proceedings.” We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming, and could divert our management’s attention away from the execution of our business plan.

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

Our agreements with customers often include contractual obligations to indemnify them against claims that our products infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may force us to do one or more of the following:

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

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, we recently entered into a definitive agreement to acquire Zencoder Inc. (“Zencoder”), a provider of cloud-based audio and video encoding services. Total consideration for the purchase was approximately $30 million. The results of operations of Zencoder will be consolidated with the Company beginning on the date the acquisition is closed, which is expected to be in the third quarter of 2012. Acquisitions, including the Zencoder acquisition, involve numerous risks, any of which could harm our business, including:

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

We have introduced “freemium” product offerings and we may not be successful with these new products or convert free customers to paid customers.

We currently offer a free edition of App Cloud. Certain of Zencoder’s cloud-based services are available on a freemium basis. Freemium offerings are free basic services that are monetized through paid upgrades to premium products. We may not achieve substantial customer acceptance of these freemium products, and even if customers use the freemium products, we may not be successful in converting those free customers into paid customers. We also may not be successful in gaining visibility among customers without incurring significant expenses to market our products and services to those customers. In addition, we do not have experience in converting users of free products to paid customers. If we are unable to achieve high visibility among customers or fail to convince those customers to convert to paid products and services, we may be unable to sustain our revenue in the future.

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

As of July 31, 2012, we had an aggregate of 27,339,227 shares of common stock outstanding. Of these shares:

•	5,750,000 shares are eligible for sale; and

•

21,589,227 shares will be eligible for sale upon the expiration of lock-up agreements with us or with the underwriters for our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

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

In addition, we will need to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act for fiscal 2013, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting starting with our annual report for fiscal 2013. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal control over financial reporting. We have begun the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. As discussed above, we have in the past identified a material weakness in our internal control over financial reporting, and although we believe we have remediated the material weakness, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Our two largest stockholders have effective control over our company.

As of July 31, 2012, our two largest stockholders, General Catalyst Partners and Accel Partners (and entities that are affiliated with them), beneficially owned, in the aggregate, shares representing approximately 41.2% of our outstanding common stock. As a result, these stockholders, if they elect to act together, have effective control over our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $54.5 million, after deducting total expenses of approximately $8.8 million, consisting of underwriting discounts and commissions and offering-related expenses reasonably estimated to be $4.3 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We also expect to use approximately $30.0 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder Inc., which is expected to close during the quarter ending September 30, 2012. None of such consideration is expected to be direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Chief Executive Officer and Chairman, Jeremy Allaire, our President, Chief Operating Officer and Director, David Mendels, our Chief Legal Officer, Andrew Feinberg, our Chief People Officer, Edward Godin and our Chief Marketing Officer, Jeff Whatcott, have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

ITEM 6. EXHIBITS

Exhibits

2.1(1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

3.1(2)	Eleventh Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated By-Laws

4.1(4)	Form of Common Stock certificate of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
*	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: August 3, 2012	By:	/s/ Jeremy Allaire
Jeremy Allaire Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Christopher Menard
Christopher Menard Chief Financial Officer (Principal Financial Officer)