Form 10-Q
period 2012-09-30
BRIGHTCOVE INC
filed 2012-11-09
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012 there were 27,818,836 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and equivalents	$16,940	$17,227
Short-term investments	9,778	—
Restricted cash	70	—
Accounts receivable, net of allowance of $311 and $266, at September 30, 2012 and December 31, 2011, respectively (includes related party amounts of $617 and $587 at September 30, 2012 and December 31, 2011, respectively)	19,392	14,693
Prepaid expenses and other current assets	3,986	3,334

Total current assets	50,166	35,254

Long-term investments	4,033	—
Property and equipment, net	9,282	6,079
Intangible assets, net	10,816	—
Goodwill	21,924	2,372
Deferred initial public offering costs	—	2,544
Restricted cash, net of current portion	233	233
Other assets	493	856

Total assets	$96,947	$47,338

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$882	$2,026
Accrued expenses	9,316	8,773
Current portion of long-term debt	—	833
Deferred revenue	18,998	13,418

Total current liabilities	29,196	25,050
Deferred revenue, net of current portion	198	354
Long-term debt	—	6,167
Other liabilities	713	77
Redeemable convertible preferred stock warrants	—	424

Total liabilities	30,107	32,072
Contingencies (Note 16)
Redeemable convertible preferred stock	—	120,351
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2012; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 and 68,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 27,766,750 and 5,224,532 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	28	5
Additional-paid-in-capital	165,411	—
Accumulated other comprehensive income	1,084	1,056
Accumulated deficit	(101,213)	(107,254)

Total stockholders’ equity (deficit) attributable to Brightcove Inc.	65,310	(106,193)
Non-controlling interest in consolidated subsidiary	1,530	1,108

Total stockholders’ equity (deficit)	66,840	(105,085)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$96,947	$47,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue: (1)
Subscription and support revenue	$21,503	$15,906	$61,057	$42,876
Professional services and other revenue	568	767	2,578	2,151

Total revenue	22,071	16,673	63,635	45,027
Cost of revenue: (2) (3)
Cost of subscription and support revenue	5,822	4,038	16,250	11,077
Cost of professional services and other revenue	1,151	1,237	3,531	3,510

Total cost of revenue	6,973	5,275	19,781	14,587

Gross profit	15,098	11,398	43,854	30,440
Operating expenses: (2) (3)
Research and development	4,771	3,981	13,512	11,179
Sales and marketing	9,429	7,453	28,182	22,825
General and administrative	3,855	3,261	11,766	9,239
Merger-related	756	—	1,235	—

Total operating expenses	18,811	14,695	54,695	43,243

Loss from operations	(3,713)	(3,297)	(10,841)	(12,803)
Other income (expense), net	42	(583)	(494)	(722)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,671)	(3,880)	(11,335)	(13,525)
(Benefit from) provision for income taxes	(3,280)	11	(3,222)	94

Consolidated net loss	(391)	(3,891)	(8,113)	(13,619)
Net income attributable to non-controlling interest in consolidated subsidiary	(220)	(87)	(422)	(232)

Net loss attributable to Brightcove Inc.	(611)	(3,978)	(8,535)	(13,851)
Accretion of dividends on redeemable convertible preferred stock	—	(1,410)	(733)	(4,229)

Net loss attributable to common stockholders	$(611)	$(5,388)	$(9,268)	$(18,080)

Net loss per share attributable to common stockholders - basic and diluted	$(0.02)	$(1.09)	$(0.39)	$(3.73)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	27,478,705	4,939,501	23,539,859	4,843,986

(1) Includes related party revenue (Note 19)	$965	$906	$2,744	$2,582
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$31	$17	$86	$40
Cost of professional services and other revenue	32	29	79	88
Research and development	191	110	408	287
Sales and marketing	435	238	1,050	793
General and administrative	769	662	2,045	1,879
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$127	$—	$127	$—
Cost of professional services and other revenue	—	—	—	—
Research and development	5	—	5	—
Sales and marketing	83	—	83	—
General and administrative	—	—	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net loss	$(391)	$(3,891)	$(8,113)	$(13,619)
Other comprehensive income:
Foreign currency translation adjustments	122	282	28	274

Other comprehensive income	122	282	28	274

Comprehensive loss	(269)	(3,609)	(8,085)	(13,345)
Less: net income attributable to non-controlling interest in consolidated subsidiary	220	87	422	232

Comprehensive loss attributable to Brightcove Inc.	$(489)	$(3,696)	$(8,507)	$(13,577)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(8,113)	$(13,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,109	2,218
Stock-based compensation	3,668	3,087
Deferred income tax benefit	(3,313)	—
Change in fair value of warrants	(28)	139
Provision for (reduction of) reserves on accounts receivable	91	(80)
Amortization of premium on investments	94	—
Amortization of deferred financing costs	44	6
Loss on disposal of equipment	83	40
Loss on sale of investments	—	146
Changes in assets and liabilities, excluding the effects of acquisition:
Accounts receivable	(4,737)	(4,169)
Prepaid expenses and other current assets	(500)	(1,844)
Other assets	321	(1,927)
Accounts payable	(1,051)	876
Accrued expenses	1,055	629
Deferred revenue	5,376	6,249

Net cash used in operating activities	(3,901)	(8,249)

Investing activities
Cash paid for acquisition, net of cash acquired	(27,210)	—
Purchases of investments	(14,105)	—
Maturities of investments	200	—
Purchases of property and equipment	(6,107)	(3,031)
Sales of investments	—	2,732
Capitalization of internal-use software costs	(24)	(288)
Decrease in restricted cash	—	321

Net cash used in investing activities	(47,246)	(266)

Financing activities
Proceeds from exercise of stock options	1,047	219
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	56,762	—
Borrowings under line of credit	—	2,000
Borrowings under term loan	—	5,000
Payments under term loan	(7,000)	—

Net cash provided by financing activities	50,809	7,219
Effect of exchange rate changes on cash	51	313

Net decrease in cash and cash equivalents	(287)	(983)
Cash and cash equivalents at beginning of period	17,227	20,341

Cash and cash equivalents at end of period	$16,940	$19,358

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$106,451	$—

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$396	$—

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$773	$4,460

Vesting of restricted stock	$75	$134

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2012, the Company had seven wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd. and Zencoder Inc. (“Zencoder”). In addition, the Company has one majority-owned subsidiary, Brightcove Kabushiki Kaisha (“Brightcove KK”).

On August 14, 2012, the Company acquired Zencoder, a privately-held company located in San Francisco, California, which provides cloud-based media encoding services. See Note 4 for further discussion on the acquisition of Zencoder.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 contained in the Company’s Prospectus and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2012 and 2011. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Prospectus, have not changed.

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

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of the Company’s majority-owned subsidiary, Brightcove KK, a Japanese joint venture, which was formed on July 18, 2008. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit). The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in the condensed consolidated statements of operations. Net income attributable to non-controlling interest for the three months ended September 30, 2012 and 2011 was $220 and $87, respectively, and $422 and $232 for the nine months ended September 30, 2012 and 2011, respectively.

4. Acquisition

On August 14, 2012, the Company acquired all of the outstanding capital stock of Zencoder, a privately-held company based in San Francisco, California. The purchase price of Zencoder was approximately $27,379 and was funded by cash on hand. The Company acquired Zencoder to enhance and extend the Company’s existing offerings with Zencoder’s media encoding services. The Company believes that the unification of Zencoder’s audio and video encoding service with the Company’s existing offerings will enable new and improved scalable services that will help customers reduce the cost and complexity of video encoding and delivery.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 - Business Combinations. Accordingly, the results of operations of Zencoder have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The results of operations of Zencoder included with the condensed consolidated financial statements for the nine months ended September 30, 2012 were not material The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the merger, which remain preliminary as of September 30, 2012, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Definitive allocations are being performed and finalized based on certain valuations and other studies performed by the Company with the services of outside valuation specialists.

During the three and nine months ended September 30, 2012, the Company incurred merger-related costs of $756 and $1,235, respectively, related to this acquisition. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $27,379 purchase price, per the merger agreement, approximately $2,667 is to be paid to retain certain key employees over a two year period as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the condensed consolidated statement of operations over the expected service period, and was $281 during both the three and nine months ended September 30, 2012.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Zencoder acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in media encoding and delivery. The combined company will benefit from a broader global presence, and with the Company’s direct sales force and larger channel coverage, the combined company anticipates significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes.

The total purchase price for Zencoder has been preliminarily allocated as follows:

Cash and cash equivalents	$318
Other tangible assets	188
Identifiable intangible assets	11,031
Goodwill	19,552
Liabilities assumed	(3,710)

Total estimated purchase price	$27,379

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Developed technology	$6,074	14
Customer relationships	3,993	6
Non-compete agreements	596	2
Trade name	368	3

Total	$11,031

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital.

The estimated remaining amortization expense for the remainder of 2012 and for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2012	$430
2013	1,718
2014	1,606
2015	1,374
2016	1,298
2017 and thereafter	4,390

Total	$10,816

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Zencoder, on a pro forma basis, as though the Company had acquired Zencoder on January 1, 2011. The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets, the tax benefit recorded in connection with the acquisition and the compensation expense recorded to retain certain key employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue	$22,334	$16,862	$64,862	$45,471
Net loss	$(4,322)	$(6,836)	$(15,191)	$(18,730)
Earnings per share – basic and diluted	$(0.16)	$(1.38)	$(0.65)	$(3.87)

5. Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012.

6. Revenue Recognition

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

Multiple-Element Arrangements

The Company periodically enters into multiple-element service arrangements that include platform subscription fees, support fees, initiation fees, and, in certain cases, other professional services. Prior to January 1, 2011, when the Company entered into such arrangements, each element was accounted for separately over its respective service period, provided that each element had value to the customer on a stand-alone basis, and there was objective and reliable evidence of fair value for the separate elements. If these criteria could not be objectively met or determined, the total value of the arrangement was generally recognized ratably as a single unit of accounting over the entire service period to the extent that all services had begun to be provided at the outset of the period. For multiple-element service arrangements entered into through December 31, 2010, the Company was unable to separately account for the different elements because the Company did not have objective and reliable evidence of fair value for certain of its deliverables. Therefore, all revenue under these arrangements has been recognized ratably over the contract term.

Initiation fees and other professional services charged when services are first activated were recorded as deferred revenue, and recognized as revenue ratably over a term beginning upon go-live of the software application and extending through the contract term.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force, which amended the previous multiple-element arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the undelivered elements is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

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

Under the new accounting guidance, in order to treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately. Subscription services have stand-alone value as such services are often sold separately. In determining whether professional services have stand-alone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple-element arrangements executed have stand-alone value, with the exception of initiation and activation fees.

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

The Company has not established VSOE for its offerings due to the lack of pricing consistency, the introduction of new services and other factors. Accordingly, the Company uses its BESP to determine the relative selling price. The Company determines BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, price lists, its go-to-market strategy, historical contractually stated prices and prior relationships and future subscription service sales with certain classes of customers.

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

7. Concentration of Credit Risk

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

At September 30, 2012 and December 31, 2011, no individual customer accounted for 10% or more of net accounts receivable. For the three and nine months ended September 30, 2012 and 2011, no individual customer accounted for 10% or more of total revenue.

8. Concentration of Other Risks

The Company is dependent on certain content delivery network providers who provide digital media delivery functionality enabling the Company’s on-demand application service to function as intended for the Company’s customers and ultimate end-users. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

9. Cash, Cash Equivalents and Investments

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

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At September 30, 2012, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at September 30, 2012.

Cash, cash equivalents and investments as of September 30, 2012 consist of the following:

	September 30, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$12,955	$12,955	$12,955
Money market funds	Demand	3,985	3,985	3,985

Total cash and cash equivalents		$16,940	$16,940	$16,940

Certificates of deposit	17 – 329 days	$1,201	$1,201	$1,201
Commercial paper	9 – 192 days	2,095	2,098	2,095
Corporate debentures	0 – 364 days	6,482	6,488	6,482

Total short-term investments		$9,778	$9,787	$9,778

Certificates of deposit	382 – 620 days	$1,204	$1,205	$1,204
Corporate debentures	434 – 553 days	2,829	2,840	2,829

Total long-term investments		$4,033	$4,045	$4,033

Cash and cash equivalents as of December 31, 2011 consist of the following:

	December 31, 2011
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$14,492	$14,492	$14,492
Money market funds	Demand	2,735	2,735	2,735

Total cash and cash equivalents		$17,227	$17,227	$17,227

10. Software Development Costs

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

During the three months ended September 30, 2012 and 2011, the Company capitalized internal-use software development costs of $0 and $72, respectively, and $24 and $288, respectively, during the nine months ended September 30, 2012 and 2011. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $129 and $212 during the three months ended September 30, 2012 and 2011, respectively, and $432 and $702, respectively, during the nine months ended September 30, 2012 and 2011.

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

11. Comprehensive Income (Loss)

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

12. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares of common stock equivalents, which include redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, and outstanding common stock options, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive as the Company has incurred losses in all periods presented. The Company’s redeemable convertible preferred stock are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average shares of common stock outstanding	27,507	5,027	23,583	4,949
Less: weighted-average number of unvested restricted common shares outstanding	28	88	43	105

Weighted-average number of common shares used in calculating net loss per common share	27,479	4,939	23,540	4,844

The following potentially dilutive common stock equivalent shares have been excluded from the computation of the weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Redeemable convertible preferred stock	—	16,151	2,888	16,151
Options outstanding	3,895	3,837	4,002	4,092
Restricted stock units outstanding	271	—	214	—
Unvested restricted shares	28	88	43	105
Warrants	31	47	40	47

Total	4,225	20,123	7,187	20,395

13. Fair Value of Financial Instruments

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

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach —Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B. Income approach —Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models, and excess earnings method.

C. Cost approach —Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$3,985	$—	$—	$3,985
Restricted cash	303	—	—	303
Certificates of deposit	2,405	—	—	2,405
Commercial paper	—	2,095	—	2,095
Corporate debentures	—	9,311	—	9,311

Total assets	$6,693	$11,406	$—	$18,099

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$2,735	$—	$—	$2,735
Restricted cash	233	—	—	233

Total assets	$2,968	$—	$—	$2,968

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$424	$424

Total liabilities	$—	$—	$424	$424

The redeemable convertible preferred stock warrants were converted to common stock warrants upon the closing of the Company’s IPO on February 23, 2012 and are no longer presented at fair value.

14. Stock-based Compensation

At September 30, 2012, the Company had three stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2012 Stock Incentive Plan (the “2012 Plan”) and the Brightcove Inc. 2012 RSU Inducement Plan (the “RSU Plan”). Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan (the “Brightcove KK Plan”).

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

The Company adopted the RSU Plan and made awards of restricted stock units pursuant to the RSU Plan to 15 new employees in connection with the acquisition of Zencoder. The awards of restricted stock units cover an aggregate of 77,100 shares of our common stock and were made as a material inducement to the employees entering into employment with us in connection with the acquisition of Zencoder. The restricted stock units are settled in shares of the Company’s common stock upon vesting.

The Company recorded stock-based compensation expense of $1,458 and $1,056 for the three months ended September 30, 2012 and 2011, respectively, and $3,668 and $3,087 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $10,190 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.43 years.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model that used the assumptions noted in the following table. The Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 14% and 13% for the three months ended September 30, 2012 and 2011, respectively, and approximately 14% and 13% for the nine months ended September 30, 2012 and 2011, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life in years	6.3	6.3	6.2	6.2
Risk-free interest rate	1.01%	2.23%	1.26%	2.64%
Volatility	56%	56%	57%	57%
Dividend yield	—	—	—	—
Weighted-average fair value of grants	$7.87	$5.74	$7.90	$5.25

The following is a summary of the status of the Company’s stock options as of September 30, 2012 and the stock option activity for the 2004 Plan and 2012 Plan during the nine months ended September 30, 2012.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	3,986,706	$0.13 – 10.45	$3.76
Granted	482,387	11.00 – 16.88	14.60
Exercised	(623,433)	0.13 – 10.45	1.68		$6,900
Canceled	(168,350)	1.25 – 16.88	8.74

Outstanding at September 30, 2012	3,677,310	$0.31 – 16.88	$5.30	7.08	$24,890

Exercisable at September 30, 2012	2,488,619	$0.31 – 11.00	$2.96	6.34	$21,700

Vested or expected to vest at September 30, 2012 (2)	3,479,143	$0.31 – 16.88	$4.93	6.98	$24,551

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2012 of $11.68 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of September 30, 2012 plus the number of unvested options expected to vest as of September 30, 2012 based on the unvested options outstanding at September 30, 2012, adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2011	—	$—
Granted	468,957	16.15
Vested and issued	(2,499)	14.94
Canceled	(6,644)	16.86

Unvested by September 30, 2012	459,814	$16.13

The following table summarizes the restricted stock award activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Unvested by December 31, 2011	63,495	$9.31
Granted	—	—
Vested	(43,956)	$9.31
Repurchased	—	—

Unvested by September 30, 2012	19,539	$9.31	$195

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on September 30, 2012 and the purchase price on the date of grant.

15. Income Taxes

For the three months ended September 30, 2012 and 2011, the Company recorded income tax (benefit) expense of $(3,280) and $11, respectively, and $(3,222) and $94, respectively, for the nine months ended September 30, 2012 and 2011. The income tax benefit recorded for the three and nine months ended September 30, 2012 relates principally to a reduction of the Company’s valuation against its existing deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. The income tax expense for the three and nine months ended September 30, 2011 relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal, state and foreign net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a full valuation allowance at September 30, 2012 and December 31, 2011.

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

16. Contingencies

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

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming the Company in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The company is evaluating the merits of the claim made and, as such, has not yet determined whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2012, the Company has not incurred any costs for the above guarantees and indemnities. From time to time, the Company has received requests for indemnification from customers in connection with patent infringement suits brought against customers by third parties. To date, the Company has not agreed that any of the requested indemnification is required by the Company’s contracts with customers.

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

17. Noncontrolling Interest

Noncontrolling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in noncontrolling interest for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,310	$892	$1,108	$747
Net income attributable to non-controlling interest in consolidated subsidiary	220	87	422	232

Balance at end of period	$1,530	$979	$1,530	$979

18. Debt

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

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at September 30, 2012.

19. Related Party Transactions

Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, act as product distributors for the Company in Japan.

As of September 30, 2012 and December 31, 2011, accounts receivable from related parties was:

	September 30, 2012	December 31, 2011
J-Stream	$601	$566
Dentsu	16	21

Total related party accounts receivable	$617	$587

For the three and nine months ended September 30, 2012 and 2011, the Company recorded revenue from related parties of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
J-Stream	$899	$743	$2,543	$2,078
Dentsu	66	163	201	504

Total related party revenue	$965	$906	$2,744	$2,582

20. Segment Information

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

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America	$13,885	$11,087	$40,507	$29,852
Europe	4,849	3,617	14,599	10,316
Japan	1,581	1,270	4,311	3,426
Asia Pacific	1,582	663	3,788	1,370
Other	174	36	430	63

Total revenue	$22,071	$16,673	$63,635	$45,027

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended September 30, 2012 and 2011, revenue from customers located in the United States was $12,893 and $10,275, respectively, and $37,227 and $27,672, respectively, during the nine months ended September 30, 2012 and 2011. During the three months ended September 30, 2012 and 2011, revenue from customers located in the United Kingdom was $1,912 and $1,517, respectively, and $5,889 and $4,620, respectively, during the nine months ended September 30, 2012 and 2011. United Kingdom revenue is included in Europe for each of the respective periods in the table above. During the three and nine months ended September 30, 2012 and 2011, no other international country contributed more than 10% of the Company’s total revenue.

As of September 30, 2012 and December 31, 2011, property and equipment at locations outside the U.S. was not material.

21. Reverse Stock Split

On February 3, 2012, the Board and the stockholders of the Company approved a 1-for-2.6 reverse stock split of the Company’s common stock, which was effective on February 6, 2012. All share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

22. Recently Issued and Adopted Accounting Standards

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

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary.

The amended provisions will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the Zencoder acquisition; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of September 30, 2012, we had 6,143 customers in over 60 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the nine months ended September 30, 2012, our customers used Video Cloud to deliver an average of approximately 661 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

We were incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. In February 2006 we began generating revenue through our sale of Video Cloud. By the end of 2006, we had 106 employees and 59 customers. In November 2009, we launched the Express edition of our Video Cloud product. In May 2011, we announced the initial release of Brightcove App Cloud, or App Cloud. App Cloud is a software application development and management platform designed to help customers publish and distribute video and other professional digital media through software applications, which we refer to as content apps, across multiple Internet-connected devices. In August 2012 we completed the acquisition of Zencoder Inc. (“Zencoder”). Zencoder provides cloud-based media encoding services.

As of December 31, 2011, we had 312 employees and 3,872 customers, of which 2,571 used our volume offerings and 1,301 used our premium offerings. As of September 30, 2012, we had 334 employees and 6,143 customers, of which 4,570 used our volume offerings and 1,573 used our premium offerings. See the Key Metrics section for further discussion of customers utilizing our premium and volume offerings.

                              We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $45.0 million in the nine months ended September 30, 2011 to $63.6 million in the nine months ended September 30, 2012. The number of customers using our solutions grew from 3,872 as of December 31, 2011 to 6,143 as of September 30, 2012. Our consolidated net loss was $13.6 million for the nine months ended September 30, 2011 and $8.1 million for the nine months ended September 30, 2012.

We moved into our new corporate headquarters in March 2012, which provides us with over 80,000 square feet of office space in Boston, Massachusetts. We have sales and marketing offices in New York, New York; London, England; Paris, France; Hanover, Germany; Barcelona, Spain; Tokyo, Japan; Sydney, Australia; Seoul, South Korea; and Singapore, and research and development offices in Seattle, Washington and San Francisco, California.

For the nine months ended September 30, 2012 and 2011, our net revenue derived from customers located outside North America was 36% and 34%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for Video Cloud and new products such as App Cloud. We believe these investments will help us retain our existing Video Cloud customers and lead to the acquisition of new customers for Video Cloud, App Cloud and the Zencoder encoding services. As a result of our investment philosophy, we expect to incur operating losses on an annual basis through at least the end of 2012. In addition, we will incur incremental public company expenses related to reporting and compliance. However, we believe these investments will result in increased retention and expansion of our customer base and an increase in the resulting revenue. Additionally, we believe this customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

Acquisition

On August 14, 2012, the Company acquired Zencoder, a provider of cloud-based media encoding services, for total consideration of approximately $27.4 million. The results of operations of Zencoder have been consolidated with our results of operations beginning on August 14, 2012, the closing date of the transaction.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•

Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, plus customers who have committed a minimum level of revenue to us for use of our products. We believe the number of customers is a key indicator of our market penetration in the online video platform market, the productivity of our sales organization and the value that our products bring to both large and small organizations. In previous filings we have disclosed Video Cloud customers in two editions, Premium and Express. With the acquisition of Zencoder and the continued growth of App Cloud, we are re-aligning how we disclose customers by including customers in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers, enterprise edition App Cloud customers and our Zencoder customers who are on annual contracts. Our volume offerings include our Video Cloud Express customers, professional edition App Cloud customers and our Zencoder customers on month-to-month and pay-as-you-go contracts. The number of customers subscribing to our premium offerings is particularly important to monitor given that we expect revenue from premium offerings to continue to represent a significant portion of our total revenue, and we are investing significantly to support sales in a new and rapidly evolving market.

As of September 30, 2012, we had 6,143 customers, of which 4,570 used our volume offerings and 1,573 used our premium offerings. As of September 30, 2011, we had 3,625 customers, of which 2,422 used our volume offerings and 1,203 used our premium offerings.

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

During the nine months ended September 30, 2012, the average number of monthly streams was approximately 661 million, a decrease of 10% from approximately 732 million during the nine months ended September 30, 2011. During 2011 America Online (“AOL”) utilized more streams than any of our other customers. AOL has since decided to use an internal video streaming solution for the majority of its video properties. Excluding the impact of AOL, our average monthly video streams were up 15% on a year-over-year basis.

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

In the nine months ended September 30, 2012, the recurring dollar retention rate was 96% compared with 94% for the nine months ended September 30, 2011. This recurring dollar retention rate provides visibility into our ongoing revenue.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2012	2011
Key Metrics
Customers (at period end)
Volume	4,570	2,422
Premium	1,573	1,203

Total customers (at period end)	6,143	3,625

Average monthly year-to-date streams (in thousands)	661,114	731,756
Recurring dollar retention rate	96%	94%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue— We generate subscription and support revenue from the sale of our on-demand online video platform called Video Cloud, our application development and management platform called App Cloud and our cloud-based media encoding service called Zencoder.

Video Cloud allows customers to publish and distribute video and other professional digital media across Internet-connected devices. Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions: Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of bandwidth. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of our service exceed the allowable levels, the contract will provide for the rate at which the customer must pay for actual usage above the allowable levels. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

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

Zencoder is a leading cloud-based media encoding service. Zencoder’s API-driven, video transcoding services enable content providers of all sizes to deploy Internet video to consumers on virtually any Internet connected device. Zencoder is offered to customers on both subscription-based, committed contracts and on a pay-as-you go basis. Zencoder is also the creator of the widely-used, open-source HTML5 video player, Video.js.

Professional Services and Other Revenue —Professional Services and Other Revenue consists of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are typically priced on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed.

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

Cost of revenue increased in absolute dollars from the first nine months of 2011 to the first nine months of 2012. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Research and Development . Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with contractors and allocated overhead. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings. We expect research and development expenses to increase in absolute dollars as we intend to continue to periodically release new features and functionality, expand our product offerings, continue the localization of our products in various languages, upgrade and extend our service offerings, and develop new technologies. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.

Sales and Marketing . Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars in each of the last three years. The increase in sales and marketing expenses as a percentage of revenue is primarily due to our substantial investments in obtaining and retaining customers. We intend to continue to invest in sales and marketing and increase the number of sales representatives to add new customers and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, in future periods we expect sales and marketing expense to increase in absolute dollars and continue to be our most significant operating expense. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

General and Administrative . General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. In future periods we expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to meet the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act. We will comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2013. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a full valuation allowance against our existing net deferred tax assets at September 30, 2012 and December 31, 2011.

Stock-Based Compensation Expense

                              Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. The Company recorded stock-based compensation expense of $1.5 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $3.7 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2012 and 2011, 42% and 38%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2012 and 2011, 41% and 39%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2012 and 2011, 29% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. During the nine months ended September 30, 2012 and 2011, 29% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription and support revenue	$21,503	$15,906	$61,057	$42,876
Professional services and other revenue	568	767	2,578	2,151

Total revenue	22,071	16,673	63,635	45,027
Cost of revenue:
Cost of subscription and support revenue	5,822	4,038	16,250	11,077
Cost of professional services and other revenue	1,151	1,237	3,531	3,510

Total cost of revenue	6,973	5,275	19,781	14,587

Gross profit	15,098	11,398	43,854	30,440
Operating expenses:
Research and development	4,771	3,981	13,512	11,179
Sales and marketing	9,429	7,453	28,182	22,825
General and administrative	3,855	3,261	11,766	9,239
Merger-related	756	—	1,235	—

Total operating expenses	18,811	14,695	54,695	43,243

Loss from operations	(3,713)	(3,297)	(10,841)	(12,803)
Other (expense) income, net	42	(583)	(494)	(722)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,671)	(3,880)	(11,335)	(13,525)
(Benefit from) provision for income taxes	(3,280)	11	(3,222)	94

Consolidated net loss	(391)	(3,891)	(8,113)	(13,619)
Net income attributable to non-controlling interest in consolidated subsidiary	(220)	(87)	(422)	(232)

Net loss attributable to Brightcove Inc.	(611)	(3,978)	(8,535)	(13,851)
Accretion of dividends on redeemable convertible preferred stock	—	(1,410)	(733)	(4,229)

Net loss attributable to common stockholders	$(611)	$(5,388)	$(9,268)	$(18,080)

Net loss per share attributable to common stockholders - basic and diluted	$(0.02)	$(1.09)	$(0.39)	$(3.73)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	27,478,705	4,939,501	23,539,859	4,843,986

Overview of Results of Operations for the Three Months Ended September 30, 2012 and 2011

Total revenue increased by 32%, or $5.4 million, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to an increase in subscription and support revenue of 35%, or $5.6 million, offset by a decrease in professional services and other revenue of 26%, or $199,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,573 as of September 30, 2012, an increase of 31% from 1,203 customers as of September 30, 2011, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $609,000, or 41%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as our volume customer base continued to increase. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $3.7 million, or 32%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $3.7 million in the three months ended September 30, 2012 compared to $3.3 million in the three months ended September 30, 2011. Loss from operations in the three months ended September 30, 2012 and 2011 included $1.5 million and $1.1 million, respectively, of stock-based compensation expense. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2012, we had $16.9 million of unrestricted cash and cash equivalents, a decrease of $287,000 from $17.2 million at December 31, 2011, due primarily to the $27.2 million of net cash paid as part of the Zencoder acquisition, the purchase of $14.1 million of investments and $3.9 million of cash used in operating activities. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during the quarter ended March 31, 2012. These decreases were offset by the net proceeds of $56.8 million received from the issuance of common stock in connection with our initial public offering.

Revenue

	Three Months Ended September 30,
	2012		2011		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$19,976	91%	$15,187	91%	$4,789	32%
Volume	2,095	9	1,486	9	609	41

Total	$22,071	100%	$16,673	100%	$5,398	32%

During the three months ended September 30, 2012, revenue increased by $5.4 million, or 32%, compared to the three months ended September 30, 2011, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.8 million, or 32%, is the result of a 31% increase in the number of premium customers from 1,203 at September 30, 2011 to 1,573 at September 30, 2012, of which approximately 10 relate to Zencoder, as well as increased revenue from our existing customers. Volume revenue grew by $609,000, or 41%, which was also driven by an increase of 89% in customers from 2,422 at September 30, 2011 to 4,570 at September 30, 2012, of which approximately 1,120 relate to Zencoder.

	Three Months Ended September 30,
	2012		2011		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$21,503	97%	$15,906	95%	$5,597	35%
Professional services and other	568	3	767	5	(199)	(26)

Total	$22,071	100%	$16,673	100%	$5,398	32%

In the three months ended September 30, 2012, subscription and support revenue increased by $5.6 million, or 35%, compared to the three months ended September 30, 2011. The increase was primarily related to the continued growth of our customer base for our premium offerings. Professional services and other revenue decreased by $199,000, or 26%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2012		2011		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$13,885	63%	$11,087	66%	$2,798	25%

Europe	4,849	22	3,617	22	1,232	34
Japan	1,581	7	1,270	8	311	24
Asia Pacific	1,582	7	663	4	919	139
Other	174	1	36	—	138	nm

International subtotal	8,186	37	5,586	34	2,600	47

Total	$22,071	100%	$16,673	100%	$5,398	32%

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

In the three months ended September 30, 2012, total revenue for North America increased $2.8 million, or 25%, compared to the three months ended September 30, 2011. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended September 30, 2012, total revenue outside of North America increased $2.6 million, or 47%, compared to the three months ended September 30, 2011. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended September 30,
	2012		2011		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$5,822	27%	$4,038	25%	$1,784	44%
Professional services and other	1,151	203	1,237	161	(86)	(7)

Total	$6,973	32%	$5,275	32%	$1,698	32%

In the three months ended September 30, 2012, cost of subscription and support revenue increased $1.7 million, or 32%, compared to the three months ended September 30, 2011. The increase resulted primarily from an increase in network hosting services, the cost of content delivery network expenses, employee-related expenses and depreciation of $510,000, $481,000, $195,000 and $127,000, respectively. There was also an increase of $127,000 related to amortization of acquired intangible assets.

In the three months ended September 30, 2012, cost of professional services and other revenue remained relatively unchanged compared to the corresponding period of the prior year.

Gross Profit

	Three Months Ended September 30,
	2012		2011		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$15,681	73%	$11,868	75%	$3,813	32%
Professional services and other	(583)	(103)	(470)	(61)	(113)	(24)

Total	$15,098	68%	$11,398	68%	$3,700	32%

The overall gross profit percentage was 68% for both the three months ended September 30, 2012 and 2011. Subscription and support gross profit percentage decreased slightly when compared to the corresponding period of the prior year. We continue to generate a negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. We expect to continue to gain economies of scale over time. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2012		2011		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$4,771	22%	$3,981	24%	$790	20%
Sales and marketing	9,429	43	7,453	45	1,976	27
General and administrative	3,855	17	3,261	20	594	18
Merger-related	756	3	—	—	756	nm

Total	$18,811	85%	$14,695	88%	$4,116	28%

nm – not meaningful

Research and Development. In the three months ended September 30, 2012, research and development expense increased by $790,000, or 20%, compared to the three months ended September 30, 2011 primarily due to increases in employee-related expenses and rent expense of $526,000 and $197,000, respectively. A portion of the increase in employee-related expenses can be attributed to higher capitalized software development costs during the three months ended September 30, 2011 as compared to the three months ended September 30, 2012. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing . In the three months ended September 30, 2012, sales and marketing expense increased $2.0 million, or 27%, compared to the three months ended September 30, 2011 primarily due to increases in employee-related expenses, marketing programs and travel related expenses of $602,000, $398,000 and $277,000, respectively. There were also increases in rent and stock based compensation of $219,000 and $197,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended September 30, 2012, general and administrative expense increased by $594,000, or 18%, compared to the three months ended September 30, 2011 primarily due to an increase in depreciation, insurance and stock based compensation expense of $132,000, $123,000 and $107,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During the three months ended September 30, 2012, we incurred $756,000 of merger-related expenses associated with our acquisition of Zencoder. Merger-related expenses include $475,000 of costs incurred in connection with closing the acquisition of Zencoder in addition to $281,000 of costs associated with the retention of certain employees of Zencoder. We did not incur any merger-related expenses during the three months ended September 30, 2011.

Other Expense, Net

	Three Months Ended September 30,
	2012		2011		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$35	—%	$2	—%	$33	nm
Interest expense	—	—	(176)	(1)	176	100
Other expense, net	7	—	(409)	(2)	416	102

Total	$42	—%	$(583)	(3)%	$625	107%

nm – not meaningful

In the three months ended September 30, 2012, interest income, net, increased by $33,000 compared to the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended September 30, 2011 related to the borrowings under our term loan which were repaid during the quarter ended March 31, 2012. The decrease in other expense, net was primarily due to a decrease in foreign currency exchange losses of $415,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended September 30,
	2012		2011		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
(Benefit from) provision for income taxes	$(3,280)	(15)%	$11	—%	$(3,291)	nm

nm – not meaningful

During the three months ended September 30, 2012, we recorded a benefit from income taxes of $3.3 million, primarily relating to the reduction of our valuation against our existing net deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. Upon the closing of the acquisition of Zencoder, we assumed $3.3 million of net deferred tax liabilities which created a future source of taxable income for which our deferred tax assets can be realized and as a result we reduced the valuation allowance by approximately $3.3 million during the three months ended September 30, 2012. This benefit is partially offset by $33,000 of expense relating to income tax in foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended September 30,
	2012		2011		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(220)	(1)%	$(87)	—%	$(133)	(153)%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority-owned subsidiary, Brightcove KK, and remained relatively unchanged in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Overview of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Total revenue increased by 41%, or $18.3 million, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to both an increase in subscription and support revenue of 42%, or $18.2 million, and an increase in professional services and other revenue of 20%, or $427,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,573 as of September 30, 2012, an increase of 31% from 1,203 premium customers as of September 30, 2011, as well as an increase in revenue from existing customers. In addition, revenue from our volume offerings grew by $1.8 million, or 46%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as our volume customer base continued to increase. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $13.4 million, or 44%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $10.8 million in the nine months ended September 30, 2012 compared to $12.8 million in the nine months ended September 30, 2011. Loss from operations in the nine months ended September 30, 2012 and 2011 included $3.7 million and $3.1 million, respectively, of stock-based compensation expense. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2012, we had $16.9 million of unrestricted cash and cash equivalents, a decrease of $287,000 from $17.2 million at December 31, 2011 due primarily to the $27.2 million of net cash paid as part of the Zencoder acquisition, the purchase of $14.1 million of investments and $3.9 million of cash used in operating activities. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during the quarter ended March 31, 2012. These decreases were offset by the net proceeds of $56.8 million received from the issuance of common stock in connection with our initial public offering.

Revenue

	Nine Months Ended September 30,
	2012		2011		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$57,968	91%	$41,146	91%	$16,822	41%
Volume	5,667	9	3,881	9	1,786	46

Total	$63,635	100%	$45,027	100%	$18,608	41%

During the nine months ended September 30, 2012, revenue increased by $18.6 million, or 41%, compared to the nine months ended September 30, 2011, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $16.8 million, or 41%, is the result of a 31% increase in the number of premium customers from 1,203 at September 30, 2011 to 1,573 at September 30, 2012, of which approximately 10 relate to Zencoder, as well as increased revenue from our existing customers. Volume revenue grew by $1.8 million, or 46%, which was also driven by an increase of 89% in customers from 2,422 at September 30, 2011 to 4,570 at September 30, 2012, of which approximately 1,120 relate to Zencoder.

	Nine Months Ended September 30,
	2012		2011		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$61,057	96%	$42,876	95%	$18,181	42%
Professional services and other	2,578	4	2,151	5	427	20

Total	$63,635	100%	$45,027	100%	$18,608	41%

In the nine months ended September 30, 2012, subscription and support revenue increased by $18.2 million, or 42%, compared to the nine months ended September 30, 2011. The increase was primarily related to the continued growth of our customer base for our premium offerings. In addition, professional services and other revenue increased by $427,000, or 20%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2012		2011		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$40,507	64%	$29,852	66%	$10,655	36%

Europe	14,599	23	10,316	23	4,283	42
Japan	4,311	7	3,426	8	885	26
Asia Pacific	3,788	6	1,370	3	2,418	176
Other	430	—	63	—	367	Nm

International subtotal	23,128	36	15,175	34	7,953	52

Total	$63,635	100%	$45,027	100%	$18,608	41%

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

In the nine months ended September 30, 2012, total revenue for North America increased $10.7 million, or 36%, compared to the nine months ended September 30, 2011. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the nine months ended September 30, 2012, total revenue outside of North America increased $8.0 million, or 52%, compared to the nine months ended September 30, 2011. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Nine Months Ended September 30,
	2012		2011		Change
		Percentage		Percentage
Cost of Revenue	Amount	of Related Revenue	Amount	of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$16,250	27%	$11,077	26%	$5,173	47%
Professional services and other	3,531	137	3,510	163	21	1

Total	$19,781	31%	$14,587	32%	$5,194	36%

                              In the nine months ended September 30, 2012, cost of subscription and support revenue increased $5.2 million, or 47%, compared to the nine months ended September 30, 2011. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, employee-related expenses and depreciation of $2.1 million, $774,000, 677,000 and $415,000, respectively. There were also increases in expenses related to third-party software as a service integrated with our service offering and telecommunications of $302,000 and $272,000, respectively. These increases were partially offset by a decrease in amortization of capitalized software development costs of $271,000, as some of our previously capitalized software development costs were fully amortized.

In the nine months ended September 30, 2012, cost of professional services and other revenue remained relatively unchanged when compared to the corresponding period of the prior year.

Gross Profit

	Nine Months Ended September 30,
	2012		2011		Change
		Percentage		Percentage
Gross Profit	Amount	of Related Revenue	Amount	of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$44,807	73%	$31,799	74%	$13,008	41%
Professional services and other	(953)	(37)	(1,359)	(63)	406	30

Total	$43,854	69%	$30,440	68%	$13,414	44%

For the nine months ended September 30, 2012, the overall gross profit percentage was 69% compared to 68% for the nine months ended September 30, 2011. The increase in overall gross profit percentage was related to improvement in the professional services and other gross profit percentage as we were able to better leverage our fixed costs to deliver professional services and increase related revenue. Subscription and support gross profit percentage decreased slightly when compared to the corresponding period of the prior year. We continue to generate a negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. We expect to continue to gain economies of scale over time. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2012		2011		Change
		Percentage		Percentage
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$13,512	21%	$11,179	25%	$2,333	21%
Sales and marketing	28,182	44	22,825	51	5,357	23
General and administrative	11,766	19	9,239	20	2,527	27
Merger-related	1,235	2	—	—	1,235	nm

Total	$54,695	86%	$43,243	96%	$11,452	26%

nm – not meaningful

Research and Development. In the nine months ended September 30, 2012, research and development expense increased by $2.3 million, or 21%, compared to the nine months ended September 30, 2011 primarily due to increases in employee-related expenses and rent expense of $1.5 million and $341,000, respectively. A portion of the increase in employee-related expenses can be attributed to higher capitalized software development costs during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2012.

Sales and Marketing . In the nine months ended September 30, 2012, sales and marketing expense increased $5.4 million, or 23%, compared to the nine months ended September 30, 2011 primarily due to increases in employee-related expenses, marketing programs and commission expenses of $1.9 million, $824,000 and $682,000, respectively. There were also increases in travel related, rent and stock based compensation expenses of $530,000, $507,000 and $257,000, respectively.

General and Administrative. In the nine months ended September 30, 2012, general and administrative expense increased by $2.5 million, or 27%, compared to the nine months ended September 30, 2011 primarily due to an increase in employee-related expenses, depreciation and insurance expense of $934,000, $259,000 and $224,000, respectively.

Merger-related. During the nine months ended September 30, 2012, we incurred $1.2 million of merger-related expenses associated with our acquisition of Zencoder. Merger-related expenses include $954,000 of costs incurred in connection with closing the acquisition of Zencoder in addition to $281,000 of costs associated with the retention of certain employees of Zencoder. We did not incur any merger-related expenses during the nine months ended September 30, 2011.

Other Expense, Net

	Nine Months Ended September 30,
	2012		2011		Change
		Percentage		Percentage
Other Expense	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$82	—%	$20	—%	$62	nm
Interest expense	(241)	—	(184)	—	(57)	(31)
Other expense, net	(335)	(1)	(558)	(1)	223	40

Total	$(494)	(1)%	$(722)	(1)%	$228	32%

nm – not meaningful

In the nine months ended September 30, 2012, interest income, net, increased by $62,000 from the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The increase in interest expense related to the borrowings under our term loan which were repaid during the quarter ended March 31, 2012. The decrease in other expense, net was primarily due to the expense of $139,000 recorded during the nine months ended September 30, 2011 related to the revaluation of a warrant with no corresponding expense in 2012. There was also a decrease in expense attributable to the realized loss of $146,000, recognized during the nine months ended September 30, 2011, when we sold our remaining ARS.

Provision for Income Taxes

	Nine Months Ended September 30,
	2012		2011		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
(Benefit from) provision for income taxes	$(3,222)	(5)%	$94	—%	$(3,316)	nm

nm – not meaningful

During the nine months ended September 30, 2012, we recorded a benefit from income taxes of approximately $3.3 million related to the reduction of our valuation against our existing net deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. Upon the closing of the acquisition of Zencoder, we assumed $3.3 million of net deferred tax liabilities which created a future source of taxable income for which our net deferred tax assets can be realized and as a result we reduced the valuation allowance by approximately $3.3 million during the nine months ended September 30, 2012. This benefit is partially offset by $90,000 of expense relating to income tax in foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Nine Months Ended September 30,
	2012		2011		Change
		Percentage		Percentage
Non-Controlling Interest in Consolidated Subsidiary	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(422)	(1)%	$(232)	(1)%	$(190)	(82)%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority-owned subsidiary, Brightcove KK, and remained relatively unchanged in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

In connection with our initial public offering in February 2012, we received aggregate proceeds of approximately $56.8 million, including the proceeds from the underwriters’ exercise of their overallotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.3 million. Prior to our initial public offering, we funded our operations primarily through private placements of preferred and common stock, as well as through borrowings of $7.0 million under our bank credit facilities. In February 2012, we repaid the $7.0 million balance under our bank credit facilities. All of the preferred stock was converted into shares of our common stock in connection with our initial public offering.

On August 14, 2012 we completed the acquisition of Zencoder for $27.4 million net of cash acquired. The acquisition was financed using existing cash on hand. In addition we incurred $1.2 million of merger-related expenses, of which approximately $343,000 remained unpaid as of September 30, 2012.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2012	2011
	(in thousands)
Purchases of property and equipment	$(6,107)	$(3,031)
Depreciation and amortization	3,109	2,218
Cash flows used in operating activities	(3,901)	(8,249)
Cash flows used in investing activities	(47,246)	(266)
Cash flows from financing activities	50,809	7,219

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at September 30, 2012 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit, commercial paper and corporate debentures. We do not enter into investments for trading or speculative purposes. At September 30, 2012 and December 31, 2011, restricted cash was $303,000 and $233,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and a portion of the restricted cash balance was associated with the lease agreements for our offices in New York, New York and Seattle, Washington. At September 30, 2012 and December 31, 2011, we had $5.4 million and $3.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to reinvest unremitted earnings in such subsidiaries. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 82 and 73 days at September 30, 2012 and December 31, 2011, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the nine months ended September 30, 2012, cash used in operating activities was $3.9 million and consisted of $8.1 million of net loss offset by non-cash expenses of $3.7 million for stock-based compensation expense and $3.1 million for depreciation and amortization expense. Included in the net loss is a benefit from income tax of $3.3 million relating to the release of valuation allowance against our existing deferred tax assets in connection with net deferred tax liabilities assumed as part of the acquisition of Zencoder. Uses of cash included an increase in accounts receivable and prepaid expenses and other current assets of $4.9 million and $343,000, respectively, and a decrease in accounts payable of $1.1 million. These outflows were offset by an increase in deferred revenue and accrued expenses of $5.4 million and $1.1 million, respectively, and a decrease in other assets of $321,000. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the nine months ended September 30, 2012, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments.

During the nine months ended September 30, 2011, cash used in operating activities was $8.2 million and consisted of $13.6 million of net loss, which included non-cash expenses of $3.1 million for stock-based compensation expense and $2.2 million for depreciation and amortization expense. Sources of cash primarily included increases in deferred revenue, accounts payable and accrued expenses of $6.2 million, $876,000 and $629,000, respectively. These inflows were offset in part by an increase in accounts receivable, other assets and prepaid expenses and other current assets of $4.2 million, $1.9 million and $1.8 million, respectively. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. The increase in accrued expenses and accounts payable primarily related to an increase in operating expenses and the timing of related payments.

Investing activities.

Cash used in investing activities for the nine months ended September 30, 2012 was $47.2 million, consisting primarily of $27.2 million for the acquisition of Zencoder, $14.1 million for purchases of investments and $6.1 million in capital expenditures to support the business. We moved our corporate headquarters during the nine months ended September 30, 2012 and as a result incurred capital expenditures of $1.6 million relating to the move, which is included in the $6.1 million of capital expenditures for the nine months ended September 30, 2012.

Cash used in investing activities in the nine months ended September 30, 2011 was $266,000, consisting primarily of $3.0 million in capital expenditures for equipment to support the business, offset by $2.7 million of proceeds from the sale of investments.

Financing activities

         Cash provided by financing activities for the nine months ended September 30, 2012 was $50.8 million. We received $56.8 million in net proceeds from the issuance of common stock in connection with our initial public offering. In addition, we received proceeds from the exercise of common stock options in the amount of $1.0 million. These inflows were partially offset by the repayment of $7.0 million on our credit facility.

Cash provided by financing activities for the nine months ended September 30, 2011 was $7.2 million, consisting of $5.0 million in borrowings under our term loan, $2.0 million in borrowings under our line of credit and $219,000 from the exercise of common stock options.

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

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In June 2011, we borrowed $5.0 million under this credit facility and in December 2011, we borrowed an additional $2.0 million and repaid the outstanding balance under the line of credit. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at September 30, 2012.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against our existing net deferred tax assets as of September 30, 2012 and December 31, 2011.

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

During the nine months ended September 30, 2012, we entered into arrangements for content delivery, hosting and other support services that require us to make minimum payments of $13.0 million through December 31, 2014.

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

Interest rate risk

We had unrestricted cash, cash equivalents and investments totaling $30.8 million at September 30, 2012. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit, commercial paper and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

         On August 27, 2012, a complaint was filed by Blue Spike, LLC naming the Company in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $2.8 million for the year ended December 31, 2009, a consolidated net loss of $17.8 million for the year ended December 31, 2010, a consolidated net loss of $17.3 million for the year ended December 31, 2011 and a consolidated net loss of $8.1 million for the nine months ended September 30, 2012. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even increase at least through 2012. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We depend on the experience and expertise of our founders, executive officers, senior management team and key technical employees, and the loss of any key employee could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued service of our founders, executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our founders, executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any of our founders or any other member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

Our recent acquisition of Zencoder, and/or potential future acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in the quarter ended September 30, 2012 we completed our acquisition of Zencoder, a provider of cloud-based media encoding services. Acquisitions, including the Zencoder acquisition, involve numerous risks, any of which could harm our business, including:

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

We increased our number of full-time employees from 177 as of December 31, 2009, to 255 as of December 31, 2010, to 312 as of December 31, 2011 and to 335 as of September 30, 2012, and our revenue grew from $36.2 million in 2009 to $43.7 million in 2010 and to $63.6 million in 2011, and our revenue for the nine months ended September 30, 2012 was $63.6 million. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, some of whom have sent letters to and/or filed suit alleging infringement against some of our customers. In July 2012 a complaint was filed by Videoshare, LLC against us alleging infringement of U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” In August 2012 a complaint was filed by Blue Spike, LLC naming us in a patent infringement case, alleging infringement of U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” For more information regarding these complaints, see Part II, Item 1, “Legal Proceedings.” We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming, and could divert our management’s attention away from the execution of our business plan.

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

We currently offer a free edition of App Cloud. Certain of Zencoder’s cloud-based services are also available on a freemium basis. Freemium offerings are free basic services that are monetized through paid upgrades to premium products. We may not achieve substantial customer acceptance of these freemium products, and even if customers use the freemium products, we may not be successful in converting those free customers into paid customers. We also may not be successful in gaining visibility among customers without incurring significant expenses to market our products and services to those customers. In addition, we do not have experience in converting users of free products to paid customers. If we are unable to achieve high visibility among customers or fail to convince those customers to convert to paid products and services, we may be unable to sustain our revenue in the future.

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

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $56.8 million, after deducting total expenses of approximately $8.8 million, consisting of underwriting discounts and commissions and offering-related expenses reasonably estimated to be $4.3 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We also used approximately $27.4 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder, which closed on August 14, 2012. None of such consideration was for direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February  17, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Chief Executive Officer and Chairman, Jeremy Allaire, our President, Chief Operating Officer and Director, David Mendels, our Chief Legal Officer, Andrew Feinberg, our Chief People Officer, Edward Godin and our Chief Marketing Officer, Jeff Whatcott, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, from and after the date of this report we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS

Exhibits

2.1(1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

3.1(2)	Eleventh Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated By-Laws

4.1(4)	Form of Common Stock certificate of the Registrant

4.2(5)	Brightcove Inc. RSU Inducement Plan

4.3(6)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(5)	Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012, and incorporated herein by reference.
(6)	Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012, and incorporated herein by reference.
*	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: November 8, 2012	By:	/s/ Jeremy Allaire
Jeremy Allaire Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Christopher Menard
Christopher Menard Chief Financial Officer (Principal Financial Officer)