Form 10-K
period 2012-12-31
BRIGHTCOVE INC
filed 2013-03-05
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35429

Brightcove Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

290 Congress Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(888) 882-1880

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities Registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 29, 2012, was $228,673,589. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2013, there were 28,021,147 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of Zencoder Inc.; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, capital requirements and our needs for additional financing; and

•	our goals and strategies.

PART I

Item 1.	Business

Overview

Brightcove Inc., or Brightcove, is a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of December 31, 2012, we had 6,367 customers in over 60 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In 2012, our customers used Video Cloud to deliver an average of approximately 699 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

In August 2012, we acquired Zencoder Inc., or Zencoder, a leading cloud-based media processing service and HTML5 video player technology provider. We plan to continue to develop, operate, support and promote the Zencoder media processing service and HTML5 video player technology in their current form as distinct product offerings. We also plan to integrate Zencoder products and technologies with our Video Cloud product.

In May 2011, we announced the release of Brightcove App Cloud, or App Cloud. We made our first commercial sale of App Cloud in September 2011 and made App Cloud generally commercially available in November 2011. On February 27, 2013, we announced that we plan to discontinue our App Cloud platform and to instead focus on development of new native player software development kits, or SDKs, for mobile devices. We will continue to operate App Cloud for existing customers through June 2014.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $63.6 million in the year ended December 31, 2011 to $88.0 million in the year ended December 31, 2012, and the number of customers using our products grew from 3,872 as of December 31, 2011 to 6,367 as of December 31, 2012. To date, substantially all of our revenue has been attributable to our Video Cloud product. Our consolidated net loss was $12.5 million for the year ended December 31, 2012 compared to $17.3 million for the year ended December 31, 2011.

Our Solutions

Our solutions provide our customers with the following key benefits:

•

Comprehensive, highly configurable and scalable solutions. Video Cloud includes all of the features and functionality necessary to publish and distribute video online to a broad range of Internet-connected devices in a high-quality manner. The Zencoder media processing service, or the Zencoder Service, includes all of the features and functionality necessary to encode digital files and convert them into a wide range of formats in a high-quality manner. In addition, our multi-tenant architecture enables us to deliver our solution across our customer base with a single version of our software, making it easier to scale our solution as our customer and end user base expands.

•	Easy to use and low total cost of ownership. Video Cloud and the Zencoder Service were designed to be intuitive and easy-to-use, empowering anyone within an organization to distribute video online and encode digital files. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running within minutes of signing with us.

•

Open platform and extensive ecosystem. Video Cloud’s open and extensible platform enables our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of technology and solution partners, which we refer to as the Brightcove Alliance. More than 100 Brightcove Alliance members have built solutions that rely upon, or are already integrated with, our Video Cloud platform. This ecosystem includes large technology service providers such as Adobe and Google, many providers of niche technology services, creative agencies and digital development shops. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.

•

Help customers grow their audience and generate revenue. Our customers use our product to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences. Video Cloud provides our customers with video advertising features such as tools for ad insertions and built-in ad server and network integrations, which help our customers generate advertising revenue from their audience. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own advertising revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online strategy.

•

Ongoing customer-driven development. Through our account managers, customer support team, product managers and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. Since 2008, we have provided our customers with enhancements to our Video Cloud platform, on average, one to two times every month. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•

We are the recognized online video platform market leader. In 2012, our customers used Video Cloud to deliver an average of approximately 699 million video streams per month, which we believe is more video streams per month than any other professional solution. In December 2012, our customers used Video Cloud to reach over 212 million unique viewers on over 96,000 websites. Frost & Sullivan awarded us the Global Market Share Leadership Award in Online Video Platforms in 2011 and again in 2012. In 2012 we topped a competitive assessment for online video platforms and CDNs done by ABI Research, and we were selected to the Deloitte Technology 2012 Fast 500 and the Inc. 5000 lists.

•

We have a demonstrated track record of innovation and technology leadership. We pioneered the commercialization of online video platforms beginning with our first customer deployment in 2006. We have consistently released new features and functionality that have added to and improved our core technology. For example, although we initially built Video Cloud with a focus on delivering video to PCs via Adobe Flash technology, with the emergence of smartphones, we quickly adapted our platform’s capabilities to handle multi-device delivery using both Adobe Flash and HTML5 technologies. Also, in April 2011, we were issued a U.S. patent covering aspects of publishing and distributing digital media online.

•

We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan and Asia Pacific. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. Today, we have employees in eight countries. As of December 31,

2012, organizations throughout the world used Video Cloud to reach viewers in approximately 230 countries and territories. During 2012, more than half of Video Cloud streams were delivered outside the United States.

•

We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue over the life of the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 86% in each of the last eight fiscal quarters, including 93%, 97%, 97% and 89% for the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively. Our business model and customer loyalty provides greater levels of recurring revenues and predictability compared to traditional, perpetual-license business models.

•

We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes, from large global enterprises to small and medium-sized businesses, across industries. Our offerings range from self-service, entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•

Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Adobe, Allaire, EMC, Lycos, Macromedia and Phase Forward.

Our Customers

As of December 31, 2012, we had 6,367 customers of all sizes in over 60 countries. We provide our solutions to many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. Our target markets are not confined to certain industries or geographies as we are focused on providing solutions that can benefit any organization with a website or digital content.

Our Products and Services

Brightcove Video Cloud

Principal Features and Functionality

•

Uploading and Encoding. Using Video Cloud, customers may upload videos and related metadata in various formats for adaptive video encoding that maximizes quality and minimizes file size. Video Cloud then automatically enables the content to be delivered to end users via a third-party CDN such as Akamai or Limelight Networks.

•

Content Management. Whether a customer has a few short video clips or thousands of full-length episodes, Video Cloud makes it easy to organize a media library. Videos can be grouped together with drag-and-drop controls or smart playlists that automatically organize content. Customers can set rules for geographic access and schedules to define where and when their videos can be viewed.

•

Video Players. Video Cloud allows for point-and-click styling and configuration of video players that can reflect the brand or design of the customer with tools for customizing colors and graphics. Our video players also include a set of standard features such as full-screen playback, sharing through social media and localized player controls. Developers can also take advantage of a set of tools to create completely custom video player experiences.

•	Multi-platform video experiences. We have built Video Cloud to support numerous operating systems, formats and devices. In addition to web-based experiences, Video Cloud provides publishing and delivery services for cross-platform devices including smartphones, tablets and Connected TVs. Our solution includes automated device detection and manages multiple renditions of the same video encoded in different forms with optimized delivery protocols for different target formats. Our native player SDKs extend the native video player capabilities of Apple iOS and Google Android devices with additional functionality and integrations that can accelerate the development of high-quality consumer experiences. These native player SDKs have built-in support for mixed video types and automatic buffering, and have been integrated with leading advertising, analytics, audience measurement and digital rights management providers.

•

Live Video Streaming. In addition to on-demand video distribution, Video Cloud includes support for live video broadcasts. Video Cloud accepts multiple streams at different quality levels and delivers the rendition that attempts to best match each viewer’s available bandwidth, processor utilization and player size.

•

Distribution and Syndication. Video Cloud supports a blended distribution strategy across the Internet, allowing customers to distribute videos on their own website, partner websites or video-sharing sites such as YouTube. These tools help content owners to drive site traffic, increase brand awareness and expand their audience.

•

Social Media. Customers can expand their audience by leveraging the social network of their viewers. Through integrated Video Cloud capabilities, users can share videos through Facebook and other social media destinations.

•

Advertising and Monetization. Video Cloud can help customers grow and monetize their audience with video advertising features such as tools for ad insertions and built-in ad server and network integrations. Video Cloud includes tools to support synchronized in-player advertising with embedded link functionality and overlays for persistent branding. Video Cloud also supports established video ad formats, and accommodates pre-, mid- and post-roll ads with tools to easily define insertion points.

•

Analytics. Video Cloud’s integrated video analytics present information to optimize and support customers’ online video publishing and distribution strategy. Reports include audience metrics such as unique viewers, technology profile details about operating systems and devices, and engagement analytics such as viewed minutes and drop-off rates. Online publishers can also choose to integrate web analytics solutions such as Adobe Omniture or Google Analytics into their video experiences.

Editions

Video Cloud is offered to customers on a subscription-based SaaS model in premium and volume editions, as described below, that include varying levels of functionality, usage entitlements and support. Our customers pay us a monthly, quarterly or annual subscription fee for access to Video Cloud. This model allows our customers to scale their level of investment and usage based on the size and complexity of their needs. We currently offer Video Cloud in the following editions:

•

Video Cloud Express. Express is an entry-level volume edition of Video Cloud designed for small and medium-sized businesses or larger organizations looking to manage smaller projects. Customers may initiate a trial online and license Express entirely online using a credit card. Most of our Express customers are on month-to-month subscriptions. The Express edition includes functionality for basic professional online video publishing but excludes advanced customization and integration capabilities and is not eligible for advanced add-on services. The Express edition limits the volume of video that can be published and the viewership capacity for the content, but customers have the option of purchasing additional capacity.

•

Video Cloud Pro. Pro is a premium edition of Video Cloud designed with functionality needed to customize a customer’s online video experience, advanced monetization features and more capacity for content libraries and viewership. Most of our Pro customers sign up for annual or longer subscriptions.

These customers also have access to a broader range of add-on services as well as access to Brightcove Alliance member products and services.

•

Video Cloud Enterprise. Enterprise is a premium edition of Video Cloud designed with all of the most advanced features of Video Cloud, including certain capabilities necessary for large organizations running many web properties, advanced security features and advanced reporting services. Most of our Enterprise customers sign up for annual or longer subscriptions. Enterprise also includes significantly more capacity for larger content libraries.

Account Management

A crucial component of our sales strategy is our account management organization. This organization is focused on ongoing customer success and engagement, as well as renewals of all of our customer contracts.

Professional Services

While Video Cloud is easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization or assistance with their implementations. These professional services are priced on a per project basis and include projects such as content migrations from other vendors or in-house solutions, video player enhancements and the creation of web pages optimized for video.

Support

All Video Cloud editions receive free basic online support for technical and operational issues. Our Pro and Enterprise editions include telephone support during normal business hours. We also offer 24/7 global telephone support to customers paying for premium support packages.

Training

We offer free basic online training to all registered users of Video Cloud. We also offer customized, onsite training for customers that is priced on a per engagement basis.

Zencoder Media Processing Service

Principal Features and Functionality

•	File Support. The Zencoder Service accepts files in an extensive range of formats and codecs and supports video output to a multitude of devices.

•	Quality and Manipulation. The Zencoder Service includes tools to support high quality video output and to adjust and edit video.

•	Platform and Security. The Zencoder Service is scalable, globally distributed and includes advanced security features designed to protect content.

•

Account and Integration. The Zencoder Service provides a simple API for streamlined integration, supports most major transfer protocols and accelerated file transfers and allows users to manage their accounts and encoding jobs from an intuitive, online dashboard.

The media processing begins with an API request from a customer’s application to the Zencoder Service to begin an encoding job, along with the location of the files to be encoded and any optional encoding settings. The Zencoder Service responds with an encoding job identification number to allow a customer to track the progress of the encoding. The Zencoder Service then downloads the files and converts them into as many applicable formats as the customer has identified, with each file being processed concurrently. The Zencoder Service uploads the resulting files to the location identified by the customer, such as a designated server, CDN or syndication partner of the customer such as YouTube or Hulu. The process ends with the Zencoder Service sending a notification to the customer’s application confirming that the encoding is complete and the files have been uploaded.

Editions

The Zencoder Service is offered to customers on a subscription-based SaaS model in premium and volume editions, as described below, that include varying levels of usage entitlements. Our customers pay us on a usage basis or pay us a monthly or annual subscription fee for access to the Zencoder Service. As with Video Cloud, this model allows our customers to scale their level of investment and usage based on the size and complexity of their needs.

We currently offer the Zencoder Service in the following volume editions: Pay-As-You-Go, Launch, Traction and Growth. Pay-As-You-Go edition customers pay fees based on the number of minutes of output video. Launch, Traction and Growth edition customers pay a monthly subscription fee that includes a fixed number of minutes of output video per month, with additional fees per minute of output video above the number of minutes included in the respective edition. The Zencoder media processing service is also available in a premium Enterprise edition that includes a higher volume of entitlements and typically requires an annual or longer subscription.

Brightcove App Cloud

App Cloud is designed to help organizations cost-effectively develop, deploy and manage content apps on smartphones, tablets and other Internet-connected devices. On February 27, 2013, we announced that we plan to discontinue our App Cloud platform and to instead focus on development of new native player SDKs for mobile devices. We will continue to operate App Cloud for existing customers through June 2014.

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and Asia Pacific. We further organize our sales force into teams focused on selling to specific customer groups, based on the size of our prospective customers, such as small, medium-sized and enterprise, as well as vertical industry, to provide a higher level of service and understanding of our customers’ specific needs. A small but growing amount of sales are generated through referral partners, channel partners and resellers. We also sell some of our products online through our website.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target executives, technology professionals and senior business leaders. Like our sales teams, our marketing team and programs are organized by geography, organization size and industry segment. Our principal marketing programs include:

•	public relations and social media;

•	online event marketing activities, direct email, search engine marketing and display advertising and blogs;

•	field marketing events for customers and prospects;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	use of our website to provide product and organization information, as well as learning opportunities for potential customers;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	telemarketing and lead generation representatives who respond to incoming leads to convert them into new sales opportunities; and

•	customer programs, including user meetings and our online customer community.

Operations

We operate two data center facilities in the greater Boston area, one data center facility in the greater Chicago area and also use third-party cloud computing platforms. We operate our own servers for systems that manage meta-data, business rules and archival storage of media assets. We take advantage of geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers.

Media delivery to end users, including video, audio, images, JavaScript and Adobe Flash components, is served primarily through our CDN providers, Akamai Technologies, Inc., or Akamai, and Limelight Networks, Inc., or Limelight. We believe our agreements with Akamai and Limelight are based on competitive market terms and conditions, including service level commitments from these CDN providers.

We entered into our agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is December 31, 2014.

We entered into our agreement with Limelight in March 2006. Our agreement with Limelight enables us to use Limelight CDN services for our own benefit and to resell Limelight CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is March 31, 2014.

Each agreement contains a service continuation period following expiration of the agreement which we believe is sufficient to enable transition to an alternative provider to avoid material disruption to our business or to our customers. Our agreement with Akamai provides that, upon termination for any reason, Akamai will continue to provide CDN services to our existing customers for up to twelve months. Our agreement with Limelight provides that, upon termination for any reason, Limelight will continue to provide CDN services for our benefit for up to six months.

Intellectual Property

We rely principally on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, confidential information, business strategies and brands. We also believe that factors such as the technological and creative skills of our employees and personnel coupled with the creation of new features, functionality and products are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.

We have one issued patent and five patent applications pending in the United States. Our issued patent expires in 2029 and covers aspects of publishing and distributing digital media online. We currently have patent applications pending in Europe, Hong Kong and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective.

Our registered trademarks in the United States include “BRIGHTCOVE”, “BRIGHTCOVE.COM” and our logo. These trademarks are also registered in certain non-U.S. jurisdictions, including the European Union. We may apply for registrations for these and other marks in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective.

We also have a registered trademark for “ZENCODER” in the European Union. Our applications to register “ZENCODER” as a trademark in the U.S. and Canada are currently pending.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. Policing unauthorized use of our technology is difficult and expensive. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies.

Competition

We compete with video-sharing sites such as YouTube, in-house solutions, other online video platforms and other media processing services. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets, as well as greater financial, technical and other resources. For example, Amazon Web Services recently introduced a product that may be competitive with the Zencoder Service. The overall markets for cloud-based solutions for media processing and publishing and distributing professional digital media are fragmented, rapidly evolving and highly competitive.

We expect that the competitive landscape will change as our markets consolidate and mature. We believe the principal competitive factors in our industry include the following:

•	total cost of ownership;

•	breadth and depth of product functionality;

•	ability to innovate and respond to customer needs rapidly;

•	level of resources and investment in sales, marketing, product and technology;

•	ease of deployment and use of solutions;

•	level of integration into existing workflows, configurability, scalability and reliability;

•	customer service;

•	brand awareness and reputation;

•	ability to integrate with third-party applications and technologies;

•	size and scale of provider; and

•	size of customer base and level of user adoption.

The mix of factors relevant in any given situation varies with regard to each prospective customer. We believe we compete favorably with respect to all of these factors.

Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. We expect these trends to continue as organizations attempt to strengthen or maintain their market positions.

Research and Development

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

Our research and development expenses were $18.7 million, $15.3 million and $12.3 million in 2012, 2011 and 2010, respectively, which included stock-based compensation expenses of $687,000, $367,000 and $369,000, respectively.

Employees

As of December 31, 2012, we had 335 employees, of which 36 provided customer support services, 20 provided professional services, 98 were in research and development, 137 were in sales and marketing and 44 were in general and administrative positions. Of these employees, 273 were located in the United States and 62 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $17.8 million for the year ended December 31, 2010, a consolidated net loss of $17.3 million for the year ended December 31, 2011 and a consolidated net loss of $12.5 million for the year ended December 31, 2012. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase at least through 2013. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

Our business has a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since 2004, and much of our growth has occurred in recent periods. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

•	market acceptance of our current and future products and services;

•	customer renewal rates;

•	our ability to compete with other companies that are currently in, or may in the future enter, the market for our products;

•	our ability to successfully expand our business, especially internationally;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or unforeseen liabilities in connection with acquisitions;

•	our ability to successfully manage acquisitions; and

•	general economic and political conditions in our domestic and international markets.

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

We depend on the experience and expertise of our executive officers, senior management team and key technical employees, and the loss of any key employee could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued service of our executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. In January 2013, Jeremy Allaire, our founder, Chairman and Chief Executive Officer, announced his resignation as Chief Executive Officer effective as of March 31, 2013. In addition, we announced that David Mendels, our current President and Chief Operating Officer, would replace Mr. Allaire as our Chief Executive Officer effective as of March 31, 2013. Following Mr. Allaire’s resignation, we will have experienced our first transition at the Chief Executive Officer level and cannot provide assurances that we will effectively manage this transition. While we will strive to make this transition as smooth as possible, the loss of any member of our senior management team or key personnel, including Mr. Allaire’s resignation as Chief Executive Officer, might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

Our recent acquisition of Zencoder, and/or potential future acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in the quarter ended September 30, 2012 we completed our acquisition of Zencoder, a provider of cloud-based media processing services and HTML5 video player technology. Acquisitions, including the Zencoder acquisition, involve numerous risks, any of which could harm our business, including:

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

We increased our number of full-time employees from 255 as of December 31, 2010, to 312 as of December 31, 2011 and to 335 as of December 31, 2012, and our revenue grew from $43.7 million in 2010 to $63.6 million in 2011 and to $88.0 million in 2012. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We compete with other online video platforms and media processing services, as well as larger companies that offer multiple services, including those that may be used as substitute services for our products. Competition is already intense in these markets and, with the introduction of new technologies and market entrants, we expect competition to further intensify in the future. In addition, some of our competitors may make acquisitions, be acquired, or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

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

We will likely encounter significant, growing competition in our business from many sources, including portals and digital media retailers, search engines, social networking and consumer-sharing services companies, broadband media distribution platforms, technology suppliers, direct broadcast satellite television service companies and digital and traditional cable systems. Many of our present and likely future competitors have substantially greater financial, marketing, technological and other resources than we do. For example, Amazon Web Services recently introduced a product that might be competitive with the Zencoder Service. Some of these companies may even choose to offer services competitive with ours at no cost as a strategy to attract or retain customers of their other services. If we are unable to compete successfully with traditional and other emerging providers of competing services, our business, financial condition and results of operations could be adversely affected.

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

We manage our services and serve all of our customers from three third-party data center facilities located in the United States and from a limited number of cloud computing services facilities. While we control the actual computer and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of these facilities.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, some of whom have sent letters to and/or filed suit alleging infringement against some of our customers. From time to time, third parties claim that we are infringing upon their intellectual property rights. In July 2012 a complaint was filed by Videoshare, LLC against us alleging infringement of U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” In August 2012 a complaint was filed by Blue Spike, LLC naming us in a patent infringement case, alleging infringement of U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” For more information regarding these claims, see Part I, Item 3, “Legal Proceedings.” We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming, and could divert our management’s attention away from the execution of our business plan.

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

We currently have foreign sales denominated in Australian dollars, British pound sterling, euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We may be required to collect sales and use taxes on the services we sell in additional jurisdictions in the future, which may decrease sales, and we may be subject to liability for sales and use taxes and related interest and penalties on prior sales.

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and use taxes to our subscription services in various jurisdictions is unclear. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.

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

Our stock price has been volatile and is likely to be volatile in the future.

The market price of our common stock has been and is likely to be highly volatile and could be subject to significant fluctuations in response to, among other things, the risk factors described in this report and other factors beyond our control. Market prices for securities of early stage companies have historically been particularly volatile. Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

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

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months. We may, however, need, or could elect to seek, additional funding at any time. To the extent that existing resources are insufficient to fund our business operations, our future activities for the expansion of our service and our product offerings, developing and sustaining our relationships and infrastructure for the distribution and delivery of digital media online, marketing, and supporting our office facilities, we may need to raise additional funds through equity or debt financing. Additional funds may not be available on terms favorable to us or our stockholders. Furthermore, if we issue equity securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences and privileges senior to those of our existing classes of stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact investor confidence in our company and, as a result, the value of our common stock.

We will need to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act for 2013, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting starting with our annual report for 2013. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal control over financial reporting. We have begun the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and bylaws, and Delaware law, contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. We have sales and marketing offices in New York, New York; Middleton, Wisconsin; London, England; Paris, France; Hanover, Germany; Barcelona, Spain; Tokyo, Japan; Sydney, Australia; Seoul, South Korea; and Singapore. Our offices in Seattle, Washington and San Francisco, California are used for sales and marketing as well as research and development. We believe our facilities are adequate for our current needs.

Item 3.	Legal Proceedings

On July 19, 2012, a complaint was filed by Videoshare, LLC naming us in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that we have infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. On January 10, 2013, we filed a motion to dismiss the complaint and on January 21, 2013, Videoshare filed an amended complaint. We are evaluating the matter and, as such, have not yet determined whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming us in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We answered and filed counterclaims against Blue Spike on December 3, 2012. This complaint is subject to indemnification by one of our vendors. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “BCOV” since our initial public offering on February 17, 2012. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
First Quarter 2012 (beginning February 17, 2012)	$25.50	$14.00
Second Quarter 2012	$24.90	$12.10
Third Quarter 2012	$17.17	$10.81
Fourth Quarter 2012	$14.00	$8.26

On February 28, 2013, the last reported sale price for our common stock on the NASDAQ Global Market was $6.30 per share.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors our board of directors deems relevant.

Stockholders

As of February 28, 2013, there were approximately 66 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 17, 2012 (the date of our initial public offering) and December 31, 2012, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on February 17, 2012 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 17, 2012 of $14.30 per share as the initial value of our common stock and not the initial offering price to the public of $11.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the NASDAQ Stock Market LLC, a financial data provider and a source believed to be reliable. The NASDAQ Stock Market LLC is not responsible for any errors or omissions in such information.

	2/17/2012	2/29/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Brightcove Inc.	100.0	104.2	173.4	107.1	81.7	63.2
NASDAQ Composite Index	100.0	100.5	104.7	99.4	105.6	102.3
NASDAQ Computer & Data Processing Index	100.0	101.8	107.0	99.2	105.2	97.4

Sales of Unregistered Securities

Not applicable.

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

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $54.5 million, after deducting total expenses of approximately $8.7 million, consisting of underwriting discounts and commissions of $4.4 million and offering-related expenses reasonably estimated to be $4.3 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We also used approximately $27.4 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder in August 2012.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2012.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$84,257	$60,169	$40,521	$32,240	$22,432
Professional services and other revenue	3,716	3,394	3,195	3,947	2,068

Total revenue	87,973	63,563	43,716	36,187	24,500
Cost of revenue: (1) (2)
Cost of subscription and support revenue	22,553	15,478	11,060	6,986	6,070
Cost of professional services and other revenue	4,831	4,744	4,065	3,463	2,916

Total cost of revenue	27,384	20,222	15,125	10,449	8,986

Gross profit	60,589	43,341	28,591	25,738	15,514
Operating expenses: (1) (2)
Research and development	18,725	15,267	12,257	8,927	7,756
Sales and marketing	38,725	31,564	24,124	13,218	11,542
General and administrative	16,734	12,640	9,617	6,696	5,970
Merger-related	1,852	—	—	—	—

Total operating expenses	76,036	59,471	45,998	28,841	25,268

Loss from operations	(15,447)	(16,130)	(17,407)	(3,103)	(9,754)
Other income (expense):
Interest income	106	23	185	313	918
Interest expense	(241)	(358)	—	—	—
Other (expense) income, net	(359)	(719)	(503)	22	(1,388)

Total other (expense) income, net	(494)	(1,054)	(318)	335	(470)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(15,941)	(17,184)	(17,725)	(2,768)	(10,224)
(Benefit from) provision for income taxes	(3,489)	90	56	55	11

Consolidated net loss	(12,452)	(17,274)	(17,781)	(2,823)	(10,235)
Net (income) loss attributable to non-controlling interest in consolidated subsidiary	(734)	(361)	280	478	305

Net loss attributable to Brightcove Inc.	(13,186)	(17,635)	(17,501)	(2,345)	(9,930)
Accretion of dividends on redeemable convertible preferred stock	(733)	(5,639)	(5,470)	(4,918)	(4,919)

Net loss attributable to common stockholders	$(13,919)	$(23,274)	$(22,971)	$(7,263)	$(14,849)

Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(4.75)	$(4.98)	$(1.70)	$(3.98)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	24,626	4,900	4,612	4,276	3,728

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$125	$52	$26	$21	$21
Cost of professional services and other revenue	116	117	99	36	22
Research and development	687	367	369	125	99
Sales and marketing	1,606	1,008	1,459	102	82
General and administrative	3,309	2,653	1,362	224	114
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$379	$—	$—	$—	$—
Research and development	15	—	—	—	—
Sales and marketing	250	—	—	—	—

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,708	$17,227	$20,341	$22,554	$24,176
Property and equipment, net	8,400	6,079	4,706	3,355	2,014
Working capital	20,985	10,204	17,263	21,054	24,046
Total assets	96,993	47,338	41,984	40,255	40,425
Current and long-term debt	—	7,000	—	—	—
Redeemable convertible preferred stock warrants	—	424	285	99	85
Redeemable convertible preferred stock	—	120,351	114,404	96,725	91,013
Total stockholders’ equity (deficit)	64,492	(105,085)	(86,937)	(66,855)	(60,524)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

Company Overview

Brightcove is a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of December 31, 2012, we had 6,367 customers in over 60 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In 2012, our customers used Video Cloud to deliver an average of approximately 699 million video streams per month, which we believe is more video streams per month than any other professional solution.

As of December 31, 2011, we had 312 employees and 3,872 customers, of which 2,571 used our volume offerings and 1,301 used our premium offerings. As of December 31, 2012, we had 335 employees and 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $43.7 million in the year ended December 31, 2010 to $88.0 million in the year ended December 31, 2012. Our consolidated net loss was $17.8 million for the year ended December 31, 2010, compared with $12.5 million for the year ended December 31, 2012.

For the years ended December 31, 2012 and 2011, our net revenue derived from customers located outside North America was 36% and 34%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for Video Cloud, the Zencoder Service and the development of new products. We believe these investments will help us retain our existing Video Cloud customers and lead to the acquisition of new customers for Video Cloud and the Zencoder Service. Additionally, on February 27, 2013, we announced that we plan to discontinue our App Cloud platform and to instead focus on development of new native player software development kits for mobile devices. We will continue to operate App Cloud for existing customers through June 2014. In addition, we will incur incremental public company expenses related to reporting and compliance. However, we believe these investments will result in increased retention and expansion of our customer base and an increase in the resulting revenue. Additionally, we believe this customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

Acquisitions

On August 14, 2012, we acquired Zencoder, a cloud-based media processing service and HTML5 video player technology provider, for total consideration of approximately $27.4 million. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of Zencoder have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which were finalized at December 31, 2012. The acquisition did not result in the addition of any reportable segments.

On January 8, 2013, we acquired the remaining 37% interest of our majority-owned subsidiary, Brightcove Kabushiki Kaisha, or Brightcove KK, a Japanese joint venture which was formed on July 18, 2008. The purchase price of the remaining equity interest was approximately $1.1 million and was funded by cash on hand. We now own 100% of Brightcove KK. The acquisition will be accounted for as a purchase transaction and, as such, we will continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we will no longer record a non-controlling interest in the consolidated statements of operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•

Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, plus customers who have committed a minimum level of revenue to us for use of our products. We believe the number of customers is a key indicator of our market penetration in the online video platform market, the productivity of our sales organization and the value that our products bring to both large and small organizations. In previous filings we have disclosed Video Cloud customers in two editions, premium and Express. With the acquisition of Zencoder, we are re-aligning how we disclose customers by including customers in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions) and our Zencoder customers who are on annual contracts. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month and pay-as-you-go contracts. The number of customers subscribing to our premium offerings is particularly important to monitor given that we expect revenue from premium offerings to continue to represent a significant portion of our total revenue, and we are investing significantly to support sales in a new and rapidly evolving market.

During 2012, the number of customers increased 64%, and during 2011, the number of customers increased 57%. As of December 31, 2012, we had 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. For more information about our customers, see Part I, Item 1, “Our Customers.”

•

Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud. We believe the average number of monthly streams is a key indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet.

In the year ended December 31, 2012, the average number of monthly streams was approximately 699 million, a decrease of 6% from approximately 743 million in the year ended December 31, 2011. During 2011 America Online, or AOL, used more streams than any of our other customers. AOL has since decided to use an internal video streaming solution for the majority of its video properties. Excluding the impact of AOL, our average monthly video streams were up 14% on a year-over-year basis.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis.

In the year ended December 31, 2012, the recurring dollar retention rate was 89% compared with 93% for the year ended December 31, 2011. This recurring dollar retention rate provides visibility into our ongoing revenue. The decrease was primarily due to two large customers that were scheduled to renew in December 2012 that renewed in January 2013. We anticipate that our recurring dollar retention rate will return to levels above 90%.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2012	2011
Key Metrics
Customers (at period end)
Volume	4,742	2,571
Premium	1,625	1,301

Total customers (at period end)	6,367	3,872

Average monthly year-to-date streams (in thousands)	698,685	742,965
Recurring dollar retention rate	89%	93%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue—We generate subscription and support revenue from the sale of Video Cloud and the Zencoder Service.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of bandwidth. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the allowable levels, the contract will provide for the rate at which the customer must pay for actual usage above the allowable levels. The second product line is comprised of our volume product edition, Express. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

The Zencoder Service includes all of the features and functionality necessary to encode digital files and convert them into a wide range of formats in a high-quality manner. The service is offered to customers on a subscription basis, with either committed contracts or pay-as-you-go contracts. The pricing is based on usage, which is comprised of minutes of output video. The committed contracts include a fixed number of minutes of output video. Should a customer’s usage of this service exceed the allowable level, the contract will provide for the rate at which the customer must pay for actual usage above the allowable level. Customers of the Zencoder Service on annual contracts are considered premium customers. Customers on month-to-month contracts, pay-as-you-go contracts, or contracts for a period of less than one year, are considered volume customers.

Professional Services and Other Revenue—Professional services and other revenue consists of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are typically priced on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed.

Our backlog consists of the total future value of our committed customer contracts, whether billed or unbilled. As of December 31, 2012, we had backlog of approximately $53 million compared to backlog of approximately $43 million as of December 31, 2011. Of the approximately $53 million in backlog as of December 31, 2012, between $46 million and $48 million is expected to be recognized as revenue during the year ended December 31, 2013. Because revenue for any period is a function of revenue recognized from backlog at the beginning of the period as well as from contract renewals and new customer contracts executed during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

Cost of Revenue

Cost of subscription, support and professional services revenue primarily consists of costs related to supporting and hosting our product offerings and delivering our professional services. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of our data centers, our customer support team and our professional services staff. In addition to these expenses, we incur third-party service provider costs such as data center and content delivery network expenses, allocated overhead, depreciation expense and amortization of capitalized internal-use software development costs and acquired intangible assets. We allocate overhead costs such as rent, utilities and supplies to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue in addition to each operating expense category.

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

Cost of revenue increased in absolute dollars from 2011 to 2012. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, amortization of acquired intangible assets, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars in each of the last three years. The increase in sales and marketing expenses as a percentage of revenue is primarily due to our substantial investments in obtaining and retaining customers. We intend to continue to invest in sales and marketing and increase the number of sales representatives to add new customers and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, in future periods we expect sales and marketing expense to increase in absolute dollars and continue to be our most significant operating expense. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

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

Merger-related. Merger-related costs primarily consist of transaction expenses and related charges incurred in connection with the acquisition of Zencoder.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, changes in the fair value of the warrants issued in connection with a line of credit and the income (loss) recorded upon the sale of long-term investments.

Non-Controlling Interest

Our results include a non-controlling interest in our majority-owned subsidiary, Brightcove KK. We owned 63% of the entity at December 31, 2012. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit) in our consolidated balance sheet. The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in our consolidated statements of operations. Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, also acted as product distributors for the Company in Japan. We record revenue from sales to J-Stream and Dentsu as revenue from a related party. On January 8, 2013, we acquired the remaining 37% interest in Brightcove KK for a purchase price of approximately $1.1 million. As a result of the transaction we now own 100% of Brightcove KK.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at December 31, 2012 with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. For the years ended December 31, 2012, 2011 and 2010, we recorded $5.8 million, $4.2 million and $3.3 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In 2012, 2011 and 2010, approximately 41%, 34% and 32%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 29%, 28% and 30%, respectively, of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the following significant accounting policies, which are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We primarily derive revenue from the sale of our online video platform, an on-demand, hosted software application service which provides customers with features and functionality for uploading, managing, distributing, and monetizing their video assets. Revenue is derived from three primary sources: (1) the subscription to our technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include initiation, set-up and customization services.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

Our subscription arrangements provide customers the right to access our hosted software applications. Customers do not have the right to take possession of our software during the hosting arrangement. Accordingly, we recognize revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with an annual level of usage, and provide the rate at which the customer must pay for actual usage above the annual allowable usage. For these services, we recognize the annual fee ratably as revenue each month. Should a customer’s usage of our services exceed the annual allowable level, revenue is recognized for such excess in the period of the usage. Contracts for volume customers are generally month-to-month arrangements, have a maximum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly allowable usage. The monthly volume subscription and support and usage fees are recognized as revenue during the period in which the related cash is collected.

Revenue recognition commences upon the later of when the application is placed in a production environment, or when all revenue recognition criteria have been met.

Professional services and other revenue sold on a stand-alone basis are recognized as the services are performed, subject to any refund or other obligation.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, and primarily consists of the unearned portion of annual software subscription and support fees, and deferred initiation and professional service fees.

Revenue is presented net of any taxes collected from customers.

Multiple-Element Arrangements

We periodically enter into multiple-element service arrangements that include platform subscription fees, support fees, initiation fees, and, in certain cases, other professional services. Prior to January 1, 2011, when we entered into such arrangements, each element was accounted for separately over its respective service period, provided that each element had value to the customer on a stand-alone basis, and there was objective and reliable evidence of fair value for the separate elements. If these criteria could not be objectively met or determined, the total value of the arrangement was generally recognized ratably as a single unit of accounting over the entire service period to the extent that all services had begun to be provided at the outset of the period. For multiple-element service arrangements entered into through December 31, 2010, we were unable to separately account for the different elements because we did not have objective and reliable evidence of fair value for certain of our deliverables. Therefore, all revenue under these arrangements has been recognized ratably over the contract term.

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

Effective January 1, 2011, we adopted this new accounting guidance on a prospective basis. We applied the new accounting guidance to those multiple-element arrangements entered into, or materially modified, on or after January 1, 2011, which was the beginning of our 2011 fiscal year. The adoption of this new accounting guidance did not have a material impact on our financial condition, results of operations or cash flows.

Under the new accounting guidance, in order to treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, we account for each deliverable separately. Subscription services have stand-alone value as such services are often sold separately. In determining whether professional services have stand-alone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-element arrangements executed have stand-alone value, with the exception of initiation and activation fees.

Under the new accounting guidance, when multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of fair value (VSOE), if available, or its best estimate of selling price (BESP), if VSOE is not available. We have determined that third-party evidence of selling price is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

We have not established VSOE for our offerings due to the lack of pricing consistency, the introduction of new services and other factors. Accordingly, we use our BESP to determine the relative selling price. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the geographic area where services are sold, price lists, our go-to-market strategy, historical contractually stated prices and prior relationships and future subscription service sales with certain classes of customers.

The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Provisions for allowances for doubtful accounts are recorded in general and administrative expense. If, upon signing a customer arrangement, the related account receivable is not considered collectable, we will defer the associated revenue until we collect the cash. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2012, our allowance for doubtful accounts was $338,000.

Software Development Costs

Costs incurred to develop software applications used in our on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years. We capitalized $24,000 in 2012, $354,000 in 2011 and $829,000 in 2010. Amortization of software development costs was $542,000 in 2012, $886,000 in 2011 and $845,000 in 2010.

In addition to the software development costs described above, we incur costs to develop computer software to be licensed or otherwise marketed to customers. Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. We capitalize direct computer software development costs upon achievement of technological feasibility subject to net realizable value considerations. Thereafter, software development costs are capitalized until the product is released and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net deferred tax assets at December 31, 2012 with the exception of the deferred tax assets related to Brightcove KK. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2012 and 2011, we had no material unrecognized tax benefits.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant.

If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations, financial condition and cash flows.

Intangible Assets and Goodwill

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from two to fourteen years.

We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

We review the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, and otherwise at least annually. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value primarily utilizing the market approach, which calculates fair value based on the market values of comparable companies or comparable transactions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position.

We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

We adopted ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under ASU 2011-08, we have the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the assessment of these qualitative factors, we determined that no impairment indicators were noted, allowing us to forego the quantitative analysis.

Stock-based Compensation

Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense.

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards issued we estimate the fair value of each grant based on the stock price of our common stock on the date of grant. As there was no public market for our common stock prior to February 17, 2012, the effective date of our initial public offering, or IPO, and as the trading history of our common stock was limited through December 31, 2012, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock. In addition, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Given the absence of an active market for our common stock prior to the completion of our IPO on February 17, 2012, the fair value of our common stock underlying our stock-based awards was determined by our board of directors, which intended all stock-based awards granted to be at a price per share not less than the per share fair value of our common stock underlying those awards on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we use in the valuation model were based on future expectations combined with management’s judgment. In the absence of a public trading market, our board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each award grant, including the following factors:

•	the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock;

•	the prices of our preferred stock sold to outside investors in arms-length transactions;

•	secondary transactions in our common stock;

•	our stage of development, operating and financial performance and revenue growth;

•	current business conditions and projections;

•	the hiring of key personnel;

•	the history of our company and the introduction of new products and services;

•	the illiquid nature of our common stock;

•	contemporaneous or other valuations of our common stock performed by an independent valuation specialist;

•	the likelihood of achieving a liquidity event for the shares of common stock underlying these awards, such as an IPO or sale of our company, given prevailing market conditions; and

•	the U.S. and global capital market conditions.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$84,257	$60,169	$40,521
Professional services and other revenue	3,716	3,394	3,195

Total revenue	87,973	63,563	43,716

Cost of revenue:
Cost of subscription and support revenue	22,553	15,478	11,060
Cost of professional services and other revenue	4,831	4,744	4,065

Total cost of revenue	27,384	20,222	15,125

Gross profit	60,589	43,341	28,591

Operating expenses:
Research and development	18,725	15,267	12,257
Sales and marketing	38,725	31,564	24,124
General and administrative	16,734	12,640	9,617
Merger-related	1,852	—	—

Total operating expenses	76,036	59,471	45,998

Loss from operations	(15,447)	(16,130)	(17,407)

Other income (expense):
Interest income	106	23	185
Interest expense	(241)	(358)	—
Other expense, net	(359)	(719)	(503)

Total other expense, net	(494)	(1,054)	(318)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(15,941)	(17,184)	(17,725)

(Benefit from) provision for income taxes	(3,489)	90	56

Consolidated net loss	(12,452)	(17,274)	(17,781)
Net (income) loss attributable to non-controlling interest in consolidated subsidiary	(734)	(361)	280

Net loss attributable to Brightcove Inc.	(13,186)	(17,635)	(17,501)

Accretion of dividends on redeemable convertible preferred stock	(733)	(5,639)	(5,470)

Net loss attributable to common stockholders	$(13,919)	$(23,274)	$(22,971)

Overview of Results of Operations for the Years Ended December 31, 2012 and 2011

Total revenue increased by 38%, or $24.4 million, in 2012 compared to 2011 due to both an increase in subscription and support revenue of 40%, or $24.1 million, and an increase in professional services revenue of 9%, or $322,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,625 as of December 31, 2012, an increase of 25% from 1,301 customers as of December 31, 2011. In addition, our revenues from volume offerings grew by $2.7 million, or 48%, from the prior year as our volume customer base increased by approximately 84% from the prior year. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $17.2 million, or 40%, in 2012 compared to 2011, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $15.4 million in 2012 compared to $16.1 million in 2011. Loss from operations in 2012 and 2011 included $5.8 million and $4.2 million, respectively, of stock-based compensation expense. We expect operating income to increase from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

Our results of operations in 2012 compared to 2011 were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue of approximately $967,000, or 2%, of revenue, and a decrease in expense of approximately $373,000.

As of December 31, 2012, we had $21.7 million of unrestricted cash and cash equivalents, an increase of $4.5 million from $17.2 million at December 31, 2011, due to the net proceeds of $56.8 million received from the issuance of common stock in connection with our IPO. This increase was offset by the $27.2 million of net cash paid as part of the Zencoder acquisition, investments of $14.1 million and $1.2 million of cash used in operating activities. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during 2012.

Revenue

	Year Ended December 31,
	2012		2011		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Premium	$79,796	91%	$58,042	91%	$21,754	37%
Volume	8,177	9	5,521	9	2,656	48

Total	$87,973	100%	$63,563	100%	$24,410	38%

During 2012, revenue increased by $24.4 million compared to 2011, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional service and other revenue. The increase in premium revenue of $21.8 million, or 37%, is the result of a 25% increase in the number of premium customers from 1,301 at December 31, 2011 to 1,625 at December 31, 2012, as well as increased revenue from our existing customers. Revenue from our volume offerings grew by $2.7 million, or 48%. The increase in volume revenue was driven by an increase of 84% in customers from 2,571 at December 31, 2011 to 4,742 at December 31, 2012, which includes customers acquired as part of the Zencoder acquisition.

	Year Ended December 31,
	2012		2011		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Subscription and support	$84,257	96%	$60,169	95%	$24,088	40%
Professional services and other	3,716	4	3,394	5	322	9

Total	$87,973	100%	$63,563	100%	$24,410	38%

During 2012, subscription and support revenue increased by $24.1 million, or 40%, compared to 2011. The increase was primarily related to the continued growth of our customer base for our premium offerings. In addition, professional services and other revenue increased by $322,000, or 9%. Professional services and other revenue will vary from period to period depending on the timing and completion of related implementation and other projects.

	Year Ended December 31,
	2012		2011		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
North America	$55,836	63%	$41,953	66%	$13,883	33%

Europe	20,314	23	14,489	23	5,825	40
Japan	5,949	7	4,764	8	1,185	25
Asia Pacific	5,174	6	2,219	3	2,955	133
Other	700	1	138	—	562	407

International subtotal	32,137	37	21,610	34	10,527	49

Total	$87,973	100%	$63,563	100%	$24,410	38%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2012, total revenue for North America increased $13.9 million, or 33%, compared to 2011. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. During 2012, total revenue outside of North America increased $10.5 million, or 49%, compared to 2011. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Year Ended December 31,
	2012		2011		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
Subscription and support	$22,553	27%	$15,478	26%	$7,075	46%
Professional services and other	4,831	130	4,744	140	87	2

Total	$27,384	31%	$20,222	32%	$7,162	35%

During 2012, cost of subscription and support revenue increased $7.1 million, or 46%, compared to 2011. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, employee-related expenses and depreciation expense of $2.0 million, $1.6 million, $1.0 million and $606,000, respectively. There were also increases in expenses related to third-party software as a service integrated with our service offering, amortization of intangible assets acquired in the acquisition of Zencoder, sales tax expense and telecommunications of $419,000, $379,000, $332,000 and $321,000, respectively. These increases were partially offset by a decrease in amortization of capitalized software development costs of $344,000, as some of our previously capitalized software development costs were fully amortized.

During 2012, cost of professional services and other revenue remained relatively unchanged when compared to the corresponding period of the prior year.

Gross profit

	Year Ended December 31,
	2012		2011		Change
Gross profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
Subscription and support	$61,704	73%	$44,691	74%	$17,013	38%
Professional services and other	(1,115)	(30)	(1,350)	(40)	235	17

Total	$60,589	69%	$43,341	68%	$17,248	40%

During 2012, the overall gross profit percentage was 69% compared to 68% during 2011. The increase in overall gross profit percentage was related to improvement in the professional services and other gross profit percentage as we were able to better leverage our fixed costs to deliver professional services and increase related revenue. Subscription and support gross profit percentage decreased slightly when compared to the corresponding period of the prior year. We continue to generate a negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. We expect to continue to gain economies of scale over time. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2012		2011		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Research and development	$18,725	21%	$15,267	24%	$3,458	23%
Sales and marketing	38,725	44	31,564	50	7,161	23
General and administrative	16,734	19	12,640	20	4,094	32
Merger-related	1,852	2	—	—	1,852	100

Total	$76,036	86%	$59,471	94%	$16,565	28%

Research and Development. During 2012, research and development expense increased by $3.5 million, or 23%, compared to 2011 primarily due to increases in employee-related, rent and stock-based compensation expenses of $2.1 million and $550,000 and $320,000, respectively. A portion of the increase in employee-related expenses can be attributed to higher capitalized software development costs during the year ended December 31, 2011 as compared to the year ended December 31, 2012. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. During 2012, sales and marketing expense increased $7.2 million, or 23%, compared to 2011 primarily due to increases in employee-related expenses, marketing programs, commission expenses and travel expenses of $2.6 million, $847,000, $812,000 and $625,000, respectively. There were also increases in expenses related to rent, stock-based compensation, amortization of intangible assets acquired in the acquisition of Zencoder and computer-related maintenance and support of $777,000, $598,000, $250,000 and $245,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenues, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. During 2012, general and administrative expense increased by $4.1 million, or 32%, compared to 2011 primarily due to increases in employee-related expenses and stock-based compensation of $1.4 million and $656,000, respectively. There were also increases in expenses related to insurance, depreciation and rent of $378,000, $372,000 and $233,000, respectively. In future periods, we expect general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During 2012, we incurred $1.9 million of merger-related expenses associated with our acquisition of Zencoder. Merger-related expenses include $1.1 million of costs incurred in connection with closing the acquisition of Zencoder in addition to $826,000 of costs associated with the retention of certain employees of Zencoder. We did not incur any merger-related expenses during 2011.

Other Income (Expense), Net

	Year Ended December 31,
	2012		2011		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Interest income	$106	—	$23	—	$83	361%
Interest expense	(241)	—	(358)	(1)	117	33
Other expense, net	(359)	(1)	(719)	(1)	360	50

Total	$(494)	(1)%	$(1,054)	(2)%	$560	53%

During 2012, interest income increased by $83,000 from the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The decrease in interest expense is related to borrowings under our term loan, which were repaid during the first quarter of 2012.

The decrease in other expense, net was primarily due to the expense of $139,000 recorded during 2011 related to the revaluation of a warrant compared to a corresponding gain of $28,000 recorded during 2012. There was also a decrease in expense attributable to the realized loss of $146,000, recognized during 2011, when we sold our remaining auction rate security, or ARS.

Provision for Income Taxes

	Year Ended December 31,
	2012		2011		Change
Provision for income taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$(3,489)	(4)%	$90	—	$(3,579)	nm

nm—not meaningful

During 2012, we recorded a benefit from income taxes of approximately $3.4 million related to the reduction of our valuation allowance against our existing net deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. Upon the closing of the acquisition of Zencoder, we assumed $3.4 million of net deferred tax liabilities which created a future source of taxable income for which our net deferred tax assets can be realized and as a result we reduced the valuation allowance by approximately $3.4 million during the year ended December 31, 2012. We also recorded a $193,000 benefit for the release of the valuation allowance related to the remaining deferred tax assets of Brightcove KK. Based upon the level of historical income of Brightcove KK and future projections, we determined in the fourth quarter of 2012 that it was probable we will realize the benefits of future deductible differences in Japan. These benefits were partially offset by $109,000 of expense relating to income tax in foreign jurisdictions and state tax in lieu of income taxes.

Non-Controlling Interest in Consolidated Subsidiary

	Year Ended December 31,
	2012		2011		Change
Non-controlling interest in consolidated subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Net income attributable to non-controlling interest in consolidated subsidiary	$(734)	(1)%	$(361)	(1)%	$(373)	(103)%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority—owned subsidiary, Brightcove KK. During 2012 and 2011, Brightcove KK generated net income as a result of continued market penetration in Japan.

Overview of Results of Operations for the Years Ended December 31, 2011 and 2010

Total revenue increased by 45%, or $19.9 million, in 2011 compared to 2010 due to both an increase in subscription and support revenue of 48%, or $19.6 million, and an increase in professional services revenue of 6%, or $199,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,301 as of December 31, 2011, an increase of 44% from 905 customers as of December 31, 2010. In addition, our revenues from volume offerings grew by $3.5 million, or 175%, from the prior year as our volume customer base increased by approximately 64% from the prior year.

Our gross profit increased by $14.8 million, or 52%, in 2011 compared to 2010, primarily due to an increase in revenue.

Loss from operations was $16.1 million in 2011 compared to $17.4 million in 2010. Loss from operations in 2011 and 2010 included $4.2 million and $3.3 million, respectively, of stock-based compensation expense.

Our results of operations in 2011 compared to 2010 were impacted by foreign exchange rate fluctuations, resulting in an increase in revenue of approximately $960,000, or 2%, of revenue, and an increase in expense of approximately $877,000, or 1%, of expenses.

As of December 31, 2011, we had $17.2 million of unrestricted cash and cash equivalents, a decrease of $3.1 million from $20.3 million at December 31, 2010. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt.

Revenue

	Year Ended December 31,
	2011		2010		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Premium	$58,042	91%	$41,710	95%	$16,332	39%
Express	5,521	9	2,006	5	3,515	175

Total	$63,563	100%	$43,716	100%	$19,847	45%

During 2011, revenue increased by $19.9 million, or 45%, compared to 2010, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $16.3 million, or 39%, is the result of a 44% increase in the number of premium customers from 905 at December 31, 2010 to 1,301 at December 31, 2011, as well as increased revenue from our existing customers. Volume revenue grew by $3.5 million, or 175%, which was also driven by an increase of 64% in customers from 1,564 at December 31, 2010 to 2,571 at December 31, 2011.

	Year Ended December 31,
	2011		2010		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Subscription and support	$60,169	95%	$40,521	93%	$19,648	48%
Professional services and other	3,394	5	3,195	7	199	6

Total	$63,563	100%	$43,716	100%	$19,847	45%

During 2011, subscription and support revenue increased by $19.6 million, or 48%, compared to 2010. The increase was primarily related to the continued growth of our customer base for our premium offerings. In addition, professional services and other revenue increased by $199,000, or 6%. Professional services and other revenue will vary from period to period depending on the timing and completion of related implementation and other projects.

	Year Ended December 31,
	2011		2010		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
North America	$41,953	66%	$29,582	68%	$12,371	42%

Europe	14,489	23	11,077	25	3,412	31
Japan	4,764	8	2,546	6	2,218	87
Asia Pacific	2,219	3	482	1	1,737	360
Other	138	—	29	—	109	376

International subtotal	21,610	34	14,134	32	7,476	53

Total	$63,563	100%	$43,716	100%	$19,847	45%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2011, total revenue for North America increased $12.4 million, or 42%, compared to 2010. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. During 2011, total revenue outside of North America increased $7.5 million, or 53%, compared to 2010. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Year Ended December 31,
	2011		2010		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
Subscription and support	$15,478	26%	$11,060	27%	$4,418	40%
Professional services and other	4,744	140	4,065	127	679	17

Total	$20,222	32%	$15,125	35%	$5,097	34%

During 2011, cost of subscription and support revenue increased $4.4 million, or 40%, compared to 2010. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, depreciation expense and employee-related expenses of $3.3 million, $762,000, $693,000 and $340,000, respectively. There were also increases in expenses related to computer maintenance and support and contractors of $139,000 and $123,000, respectively. These increases were offset in part by a $1.2 million sales tax expense, recorded during 2010, without a corresponding amount recorded during 2011 as we determined we were subject to sales tax in certain states.

During 2011, cost of professional services and other revenue increased $679,000, or 17%, from the corresponding period of the prior year. The increase can be attributed primarily to increased employee-related expenses of $763,000, as we hired an additional five employees.

Gross profit

	Year Ended December 31,
	2011		2010		Change
Gross profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
Subscription and support	$44,691	74%	$29,461	73%	$15,230	52%
Professional services and other	(1,350)	(40)	(870)	(27)	(480)	(55)

Total	$43,341	68%	$28,591	65%	$14,750	52%

During 2011, the overall gross profit percentage was 68% compared to 65% during 2010. The subscription and support gross profit percentage increased primarily related to a decrease in sales tax expense. The professional services and other gross profit percentage decreased primarily due to increases in employee-related expenses of $763,000.

Operating Expenses

	Year Ended December 31,
	2011		2010		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Research and development	$15,267	24%	$12,257	28%	$3,010	25%
Sales and marketing	31,564	50	24,124	55	7,440	31
General and administrative	12,640	20	9,617	22	3,023	31

Total	$59,471	94%	$45,998	105%	$13,473	29%

Research and Development. During 2011, research and development expense increased by $3.0 million, or 25%, compared to 2010 primarily due to increases in employee-related expenses and recruiting of $2.4 million and $329,000, respectively, as we hired an additional 15 employees. There was also an increase in computer-related maintenance and support expenses of $254,000. These increases were partially offset by a decrease in contractor expenses of $109,000.

Sales and Marketing. During 2011, sales and marketing expense increased $7.4 million, or 31%, compared to 2010 primarily due to increases in employee-related expenses, marketing programs, commission expenses and travel expenses of $4.0 million, $2.1 million, $1.2 million and $419,000, respectively. These increases were partially offset by decreases in stock-based compensation and contractor expenses of $451,000 and $240,000, respectively.

General and Administrative. During 2011, general and administrative expense increased by $3.0 million, or 31%, compared to 2010 primarily due to an increase in employee-related expenses and stock-based compensation expenses of $1.6 million and $1.3 million, respectively, as well as an increase in computer-related maintenance and support of $219,000. These increases were partially offset by a decrease in travel expenses of $261,000.

Other Income (Expense), Net

	Year Ended December 31,
	2011		2010		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Interest income, net	$23	—	$185	—	$(162)	(88)%
Interest expense	(358)	(1)	—	—	(358)	(100)
Other expense, net	(719)	(1)	(503)	(1)	(216)	(43)

Total	$(1,054)	(2)%	$(318)	(1)%	$(736)	(231)%

During 2011, interest income, net decreased by $162,000, or 88%, from the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income is due to decreased interest rates associated with our ARS holdings.

The increase in interest expense related to borrowings under our line of credit and term loan. The increase in other expense, net was primarily due to a realized loss of $146,000, recognized during 2011, when we sold our remaining ARS holdings. There was also an increase in foreign currency transaction losses of $83,000. These increases were partially offset by a decrease of $48,000 related to the change in the valuation of the warrants to purchase 60,728 shares of series B preferred stock during 2011, compared to the change in 2010.

Provision for Income Taxes

	Year Ended December 31,
	2011		2010		Change
Provision for income taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$90	—	$56	—	$34	61%

The increase in the provision for income taxes during 2011 compared to 2010, resulted primarily from an increase in income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Year Ended December 31,
	2011		2010		Change
Non-controlling interest in consolidated subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Net (income) loss attributable to non-controlling interest in consolidated subsidiary	$(361)	(1)%	$280	1%	$(641)	(229)%

Non-controlling interests represent the minority stockholders’ proportionate share (37%) of our majority-owned subsidiary, Brightcove KK. During 2011, Brightcove KK generated net income as a result of increased market penetration in Japan.

Liquidity and Capital Resources

In connection with our IPO in February 2012, we received aggregate proceeds of approximately $58.8 million, including the proceeds from the underwriters’ exercise of their overallotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.3 million. Prior to our IPO, we funded our operations primarily through private placements of preferred and common stock, as well as through borrowings of $7.0 million under our bank credit facilities. In February 2012, we repaid the $7.0 million balance under our bank credit facilities. All of the preferred stock was converted into shares of our common stock in connection with our IPO.

On August 14, 2012 we completed the acquisition of Zencoder for $27.2 million net of cash acquired. The acquisition was financed using existing cash on hand. In addition we incurred $1.9 million of merger-related expenses, of which approximately $886,000 remained unpaid as of December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flow Data
Purchases of property and equipment	$(6,299)	$(4,064)	$(2,720)
Depreciation and amortization	4,666	2,992	2,199
Cash flows used in operating activities	(1,209)	(7,199)	(10,762)
Cash flows used in investing activities	(45,000)	(1,365)	(3,432)
Cash flows from financing activities	51,109	5,188	11,932

Cash, cash equivalents and investments.

Our cash and cash equivalents at December 31, 2012 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit, commercial paper and corporate debentures. We do not enter into investments for trading or speculative purposes. At December 31, 2012 and 2011, restricted cash was $303,000 and 233,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and a portion of the restricted cash balance was associated with the lease agreement for our office in Seattle, Washington. At December 31, 2012 and 2011, we had $5.6 million and $3.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to reinvest unremitted earnings in such subsidiaries.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 72 days at December 31, 2012, 73 days at December 31, 2011 and 69 days at December 31, 2010.

Operating activities.

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during 2012 was $1.2 million and consisted of $12.5 million of net loss offset by non-cash expenses of $5.8 million for stock-based compensation expense and $4.7 million for depreciation and amortization expense. Included in the net loss is a benefit from income tax of $3.6 million, inclusive of $3.4 million relating to the release of valuation allowance against our existing deferred tax assets in connection with net deferred tax liabilities assumed as part of the acquisition of Zencoder. Uses of cash included an increase in accounts receivable of $4.4 million and a decrease in accounts payable of $1.3 million. These outflows were offset by an increase in deferred revenue and accrued expenses of $5.5 million and $3.7 million, respectively. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers.

Investing activities.

Cash used in investing activities during 2012 was $45 million, consisting primarily of $27.2 million for the acquisition of Zencoder, $14.1 million for purchases of investments and $6.3 million in capital expenditures to support the business, partially offset by $2.6 million of proceeds from the maturities of investments. We moved our corporate headquarters in 2012 and as a result incurred capital expenditures of $2.0 million relating to the move, which is included in the $6.3 million of capital expenditures for 2012.

Financing activities.

Cash provided by financing activities in 2012 was $51.1 million, consisting of $56.8 million of net proceeds from our IPO and $1.3 million from the exercise of stock options, offset by payments of $7.0 million on the remaining balance of our outstanding credit facility borrowings with Silicon Valley Bank (SVB).

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with SVB providing for an asset-based line of credit. Under this loan and security agreement, we can borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. We have a $2.4 million letter of credit outstanding under the credit agreement to secure the lease for our new corporate headquarters, which reduces the borrowing availability under the credit agreement. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the credit agreement accrue interest at a rate equal to the prime rate plus 1.5%. Amounts owed under the loan and security agreement are due on March 31, 2013, and interest and related finance charges are payable monthly. At December 31, 2012 and 2011, we had no outstanding borrowings under this line of credit.

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In 2011, we borrowed $7.0 million under this credit facility. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at December 31, 2012.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, short and long-term investments and cash flow operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all.

Net operating loss carryforwards.

As of December 31, 2012, we had federal and state net operating losses of approximately $84.5 million and $39.6 million, respectively, which are available to offset future taxable income, if any, through 2032. We had research and development tax credits of $2.2 million and $2.1 million, respectively, which expire in various amounts through 2032. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of December 31, 2012 and 2011.

We have historically provided a valuation allowance against its net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, we determined in the fourth quarter of 2012 that it was probable it will realize the benefits of its future deductible differences. As such, we released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193 income tax benefit in the consolidated statement of operations for the year ended December 31, 2012.

Contractual Obligations and Commitments.

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for hosting and other support services. The following table summarizes these contractual obligations at December 31, 2012:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$32,135	$3,886	$6,573	$6,657	$15,019
Outstanding purchase obligations	9,720	5,131	4,589	—	—

Total	$41,855	$9,017	$11,162	$6,657	$15,019

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. This guidance was effective for us on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for us on January 1, 2012, which is also the date we adopted the guidance. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, the adoption of this standard did not have a material impact on our financial position or results of operations.

In July 2012, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for us beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.

Percentage of revenues and expenses in foreign currency is as follows:

	Year Ended December 31,
	2012	2011
Revenues generated in locations outside the United States	41%	34%
Revenues in currencies other than the United States dollar (1)	29%	28%
Expenses in currencies other than the United States dollar (1)	16%	19%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Revenues	Expenses
euro	12%	4%
British pound	9	5
Japanese yen	7	4
Other	1	3

Total	29%	16%

	Year Ended December 31, 2011
	Revenues	Expenses
euro	10%	5%
British pound	9	6
Japanese yen	8	5
Other	1	3

Total	28%	19%

As of December 31, 2012 and 2011, we had $6.6 million and $5.0 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense), net”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive income” in stockholders’ equity, as they are considered part of our net investment and hence do not give rise to gains or losses.

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2012, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2012, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.6 million, decreased expenses by $1.6 million and decreased operating income by $922,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2012 and 2011.

Interest rate risk

We had unrestricted cash and cash equivalents and investments totaling $33.0 million at December 31, 2012. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit, commercial paper and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

BRIGHTCOVE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	59

Consolidated Balance Sheets as of December 31, 2012 and 2011	60

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	61

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010	62

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012, 2011 and 2010	63

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	67

Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightcove Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 5, 2013

Brightcove Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$21,708	$17,227
Short-term investments	8,264	—
Restricted cash	102	—
Accounts receivable, net of allowance of $338 and $266 at December 31, 2012 and 2011, respectively (includes related party amounts of $451 and $587 at December 31, 2012 and 2011, respectively)	18,956	14,693
Prepaid expenses	1,497	1,560
Deferred tax asset	187	—
Other current assets	1,490	1,774

Total current assets	52,204	35,254
Long-term investments	3,069	—
Property and equipment, net	8,400	6,079
Intangible assets, net	10,387	—
Goodwill	22,018	2,372
Deferred initial public offering costs	—	2,544
Restricted cash, net of current portion	201	233
Other assets	714	856

Total assets	$96,993	$47,338

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$619	$2,026
Accrued expenses	11,639	8,773
Current portion of long-term debt	—	833
Deferred revenue	18,961	13,418

Total current liabilities	31,219	25,050
Deferred revenue, net of current portion	255	354
Long-term debt	—	6,167
Other liabilities	1,027	77
Redeemable convertible preferred stock warrants	—	424

Total liabilities	32,501	32,072
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock (Note 7)	—	120,351
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 68,000,000 shares authorized at December 31, 2012 and 2011, respectively; 27,954,926 and 5,224,532 shares issued and outstanding at December 31, 2012 and 2011, respectively	28	5
Additional-paid-in-capital	167,912	—
Accumulated other comprehensive income	572	1,056
Accumulated deficit	(105,862)	(107,254)

Total stockholders’ equity (deficit) attributable to Brightcove Inc.	62,650	(106,193)
Non-controlling interest in consolidated subsidiary	1,842	1,108

Total stockholders’ equity (deficit)	64,492	(105,085)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$96,993	$47,338

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue: (1)
Subscription and support revenue	$84,257	$60,169	$40,521
Professional services and other revenue	3,716	3,394	3,195

Total revenue	87,973	63,563	43,716
Cost of revenue: (2) (3)
Cost of subscription and support revenue	22,553	15,478	11,060
Cost of professional services and other revenue	4,831	4,744	4,065

Total cost of revenue	27,384	20,222	15,125

Gross profit	60,589	43,341	28,591
Operating expenses: (2) (3)
Research and development	18,725	15,267	12,257
Sales and marketing	38,725	31,564	24,124
General and administrative	16,734	12,640	9,617
Merger-related	1,852	—	—

Total operating expenses	76,036	59,471	45,998

Loss from operations	(15,447)	(16,130)	(17,407)
Other income (expense):
Interest income	106	23	185
Interest expense	(241)	(358)	—
Other expense, net	(359)	(719)	(503)

Total other expense, net	(494)	(1,054)	(318)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(15,941)	(17,184)	(17,725)
(Benefit from) provision for income taxes	(3,489)	90	56

Consolidated net loss	(12,452)	(17,274)	(17,781)
Net (income) loss attributable to non-controlling interest in consolidated subsidiary	(734)	(361)	280

Net loss attributable to Brightcove Inc.	(13,186)	(17,635)	(17,501)
Accretion of dividends on redeemable convertible preferred stock	(733)	(5,639)	(5,470)

Net loss attributable to common stockholders	$(13,919)	$(23,274)	$(22,971)

Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(4.75)	$(4.98)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	24,626	4,900	4,612

(1) Includes related party revenue ( Note 10)	$3,516	$3,479	$3,654

(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$125	$52	$26
Cost of professional services and other revenue	116	117	99
Research and development	687	367	369
Sales and marketing	1,606	1,008	1,459
General and administrative	3,309	2,653	1,362
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$379	$—	$—
Research and development	15	—	—
Sales and marketing	250	—	—

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Consolidated net loss	$(12,452)	$(17,274)	$(17,781)
Other comprehensive (loss) income:
Change in market value of investments	—	—	(62)
Foreign currency translation adjustments	(484)	242	192

Other comprehensive (loss) income	(484)	242	130

Comprehensive loss	(12,936)	(17,032)	(17,651)
Less: net income (loss) attributable to non-controlling interest in consolidated subsidiary	734	361	(280)

Comprehensive loss attributable to Brightcove Inc.	$(13,670)	$(17,393)	$(17,371)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit Attributable to Bright cove Inc.	Non- Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2009	5,375,000	$6,877	6,921,854	$21,211	7,392,163	$68,637	—	$—	4,539,530	$5	$—	$684	$(68,571)	$(67,882)	$1,027	$(66,855)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $222	—	—	—	—	—	—	2,315,842	11,778	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	183,110	—	154	—	—	154	—	154
Issuance of restricted common stock	—	—	—	—	—	—	—	—	156,292	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(2,907)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	6	—	17	—	374	—	33	—	—	—	—	(430)	(430)	—	(430)
Accretion of cumulative dividends on redeemable convertible preferred stock	—	323	—	1,026	—	3,570	—	552	—	—	(3,469)	—	(2,001)	(5,470)	—	(5,470)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,315	—	—	3,315	—	3,315
Change in market value of investments	—	—	—	—	—	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	192	—	192	—	192
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,501)	(17,501)	(280)	(17,781)

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit Attributable to Bright cove Inc.	Non- Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2010	5,375,000	7,206	6,921,854	22,254	7,392,163	72,581	2,315,842	12,363	4,876,025	5	—	814	(88,503)	(87,684)	747	(86,937)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	348,507	—	475	—	—	475	—	475
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	159	—	—	159	—	159
Accretion of redeemable convertible preferred stock to redemption value	—	4	—	11	—	249	—	44	—	—	—	—	(308)	(308)	—	(308)
Accretion of cumulative dividends on redeemable convertible preferred stock	—	323	—	1,026	—	3,570	—	720	—	—	(4,831)	—	(808)	(5,639)	—	(5,639)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,197	—	—	4,197	—	4,197
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	242	—	242	—	242
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(17,635)	(17,635)	361	(17,274)

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit Attributable to Bright cove Inc.	Non- Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2011	5,375,000	7,533	6,921,854	23,291	7,392,163	76,400	2,315,842	13,127	5,224,532	5	—	1,056	(107,254)	(106,193)	1,108	(105,085)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	801,099	1	1,345	—	—	1,346	—	1,346
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	101	—	—	101	—	101
Issuance of common stock pursuant to restricted stock units	—	—	—	—	—	—	—	—	13,009	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of stock warrants	—	—	—	—	—	—	—	—	15,781	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	1	—	32	—	5	—	—	—	—	(39)	(39)	—	(39)
Accretion of cumulative dividends on redeemable convertible preferred stock	—	42	—	133	—	464	—	94	—	—	(677)	—	(56)	(733)	—	(733)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,843	—	—	5,843	—	5,843

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit Attributable to Bright cove Inc.	Non- Controlling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,347	—	—	—	—	—	—	—	—	5,750,000	6	54,470	—	—	54,476	—	54,476
Conversion of redeemable and convertible preferred stock into common stock	(5,375,000)	(7,576)	(6,921,854)	(23,425)	(7,392,163)	(76,896)	(2,315,842)	(13,226)	16,150,505	16	106,435	—	14,673	121,124	—	121,124
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	395	—	—	395	—	395
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)	—	(484)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(13,186)	(13,186)	734	(12,452)

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	27,954,926	$28	$167,912	$572	$(105,862)	$62,650	$1,842	$64,492

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(12,452)	$(17,274)	$(17,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,666	2,992	2,199
Stock-based compensation	5,843	4,197	3,315
Deferred income taxes	(3,600)	—	—
Change in fair value of warrants	(28)	139	186
Provision for reserves on accounts receivable	137	52	133
Amortization of premium on investments	133	—	—
Amortization of deferred financing costs	44	12	—
Unrealized gain on investments	—	—	(16)
Loss on disposal of equipment	83	46	—
Loss on sale of investments	—	146	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,437)	(5,438)	(2,037)
Prepaid expenses	77	(311)	(334)
Other current assets	347	(1,588)	(30)
Other assets	90	(452)	(299)
Accounts payable	(1,321)	800	2
Accrued expenses	3,732	1,466	2,361
Deferred revenue	5,477	8,014	1,539

Net cash used in operating activities	(1,209)	(7,199)	(10,762)
Investing activities
Cash paid for acquisition, net of cash acquired	(27,210)	—	—
Purchases of investments	(14,063)	—	—
Maturities of investments	2,596	—	—
Sales of investments	—	2,732	50
Purchases of property and equipment	(6,299)	(4,064)	(2,720)
Capitalization of internal-use software costs	(24)	(354)	(829)
Increase in restricted cash	—	321	67

Net cash used in investing activities	(45,000)	(1,365)	(3,432)
Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	56,763	—	—
Deferred initial public offering costs	—	(2,287)	—
Proceeds from exercise of stock options	1,346	475	154
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	11,778
Borrowings under term loan	—	7,000	—
Payments under term loan	(7,000)	—	—

Net cash provided by financing activities	51,109	5,188	11,932
Effect of exchange rate changes on cash	(419)	262	49

Net increase (decrease) in cash and cash equivalents	4,481	(3,114)	(2,213)
Cash and cash equivalents at beginning of period	17,227	20,341	22,554

Cash and cash equivalents at end of period	$21,708	$17,227	$20,341

Brightcove Inc.

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information
Cash paid for income taxes	$61	$18	$19

Cash paid for interest	$303	$298	$—

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$121,124	$—	$—

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$395	$—	$—

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$772	$5,947	$5,900

Vesting of restricted stock	$101	$159	$—

Supplemental disclosure of cash flow related to acquisition
In connection with the acquisition of Zencoder Inc. on August 14, 2012, the following transactions occurred:
Fair value of assets acquired	$31,183	$—	$—
Liabilities assumed related to acquisition	(3,804)	—	—

Total purchase price	27,379	—	—
Add working capital adjustment receivable	79	—	—
Less cash and cash equivalents acquired	(248)	—	—

Cash paid for acquisition, net of cash acquired	$27,210	$—	$—

See accompanying notes.

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Brightcove Inc. (the Company) is a provider of cloud-based solutions for publishing and distributing professional digital media which enable its customers to publish and distribute video and content applications, or apps, to Internet-connected devices quickly, easily and in a cost-effective manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At December 31, 2012, the Company had seven wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd. and Zencoder Inc. (Zencoder). In addition, the Company had one majority-owned subsidiary, Brightcove Kabushiki Kaisha (Brightcove KK).

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and revenue reserves, allowances for doubtful accounts, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, the determination of the fair value of stock awards issued, stock-based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of the Company’s majority-owned subsidiary, Brightcove KK, a Japanese joint venture, which was formed on July 18, 2008. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit) in the accompanying consolidated financial statements. The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in the consolidated statements of operations, and the portion of other comprehensive loss of this subsidiary is presented in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and statements of comprehensive loss. Net (income) loss attributable to non-controlling interest for the years ended December 31, 2012, 2011 and 2010 was $(734), $(361) and $280, respectively. See Note 8 for further discussion.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the consolidated financial statements for the year ended December 31, 2012.

On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK. The purchase price of the remaining interest of Brightcove KK was approximately $1.1 million and was funded by cash on hand. The Company has owned a 63% interest in the Brightcove KK joint venture since its formation in 2008. Brightcove KK is now 100% owned by the Company. The acquisition will be accounted for as a purchase transaction and, as such, the Company will continue to consolidate Brightcove KK for financial reporting purposes; however, commencing on January 8, 2013, the Company will no longer record non-controlling interest in its consolidated statements of operations.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (1) asset and liability accounts at period-end rates, (2) income statement accounts at weighted-average exchange rates for the period, and (3) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from income (loss) and reflected as a separate component of stockholders’ deficit. Foreign currency transaction gains and losses are included in net loss for the period. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to a separate component of stockholders’ deficit.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At December 31, 2012, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at December 31, 2012. The Company did not hold any investments at December 31, 2011.

Cash, cash equivalents and investments as of December 31, 2012 consist of the following:

	December 31, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,275	$15,275	$15,275
Money market funds	Demand	6,433	6,433	6,433

Total cash and cash equivalents		$21,708	$21,708	$21,708

Certificates of deposit	111 – 290 days	$1,200	$1,200	$1,200
Commercial paper	52 – 100 days	1,397	1,399	1,397
Corporate debentures	21 – 342 days	5,667	5,673	5,667

Total short-term investments		$8,264	$8,272	$8,264

Certificates of deposit	475 – 528 days	$960	$962	$960
Corporate debentures	388 – 461 days	2,109	2,118	2,109

Total long-term investments		$3,069	$3,080	$3,069

Cash and cash equivalents as of December 31, 2011 consist of the following:

	December 31, 2011
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$14,492	$14,492	$14,492
Money market funds	Demand	2,735	2,735	2,735

Total cash and cash equivalents		$17,227	$17,227	$17,227

Restricted Cash

At December 31, 2012 and 2011, restricted cash was $303,000 and $233,000, respectively, and was held in certificates of deposit as collateral for letters of credit. of which as of December 31, 2012 and 2011, $271,000 and $201,000, respectively, related to the contractual provisions of our corporate credit cards and the remainder of which was associated with the lease agreement for our office in Seattle, Washington.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt, approximated their fair values at December 31, 2012 and 2011, due to the short-term nature of these instruments, and for the long-term debt in 2011, the interest rate the Company believes it could obtain for borrowings with similar terms. See Note 5 for discussion on the determination of the fair value of the Company’s long-term investments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 5 for further discussion.

Revenue Recognition

The Company primarily derives revenue from the sale of its online video platform, an on-demand, hosted software application service, which provides customers with features and functionality for uploading, managing, distributing, and monetizing their video assets. Revenue is derived from three primary sources: (1) the subscription to its technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include initiation, set-up and customization services.

The Company recognizes revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Accordingly, the Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum annual level of usage, and provide the rate at which the customer must pay for actual usage above the annual allowable usage. For these services, the Company recognizes the annual fee ratably as revenue each month. Should a customer’s usage of the Company’s services exceed the annual allowable level, revenue is recognized for such excess in the period of the usage. Contracts for volume customers are generally month-to-month arrangements, have a maximum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly allowable usage. The monthly volume subscription and support and usage fees are recognized as revenue during the period in which the related cash is collected.

Revenue recognition commences upon the later of when the application is placed in a production environment, or when all revenue recognition criteria have been met.

Professional services and other revenue sold on a stand-alone basis are recognized as the services are performed, subject to any refund or other obligation.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, and primarily consists of the unearned portion of annual software subscription and support fees, and deferred initiation and professional service fees.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force , which amended the previous multiple-element arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the undelivered elements is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

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

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting the Company’s product offerings and delivering professional services. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of the Company’s data centers, customer support team and the Company’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, allocated overhead, amortization of capitalized internal-use software development costs and intangible assets and depreciation expense.

Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowances for doubtful accounts are recorded in general and administrative expense.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2012	$266	$137	$(65)	$338
Year ended December 31, 2011	298	52	(84)	266
Year ended December 31, 2010	400	133	(235)	298

Off-Balance Sheet Risk and Concentration of Credit Risk

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

For the years ended December 31, 2012, 2011 and 2010, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2012 and 2011, no individual customer accounted for more than 10% of net accounts receivable.

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

Software Development Costs

Costs incurred to develop software applications used in the Company’s on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management, with the relevant authority, authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is estimated to be three years. Capitalized internal-use software development costs are classified as “Software” within “Property and Equipment, net” in the accompanying consolidated balance sheets.

During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $24, $354 and $829, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $542, $886 and $845 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss in the period of retirement.

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2012	2011
Computer equipment	3	$11,804	$7,994
Software	3	6,618	5,920
Furniture and fixtures	5	1,606	346
Leasehold improvements	Shorter of lease term or the estimated useful life	672	551

		20,700	14,811
Less accumulated depreciation and amortization		12,300	8,732

		$8,400	$6,079

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2012, 2011 and 2010 was $4,022, $2,992 and $2,199, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company adjusts the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

For the years ended December 31, 2012, 2011 and 2010, the Company has not identified any impairment of its long-lived assets.

Intangible Assets and Goodwill

Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2012 and 2011.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit to the fair value of the reporting unit. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

For the year ended December 31, 2011, the Company adopted ASU No. 2011-08, Intangibles–Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2012 and 2011, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation and unrealized gains and (losses) on investments are included in accumulated other comprehensive income (loss). Comprehensive loss has been disclosed in the accompanying consolidated statements of comprehensive loss. Accumulated other comprehensive income is presented separately on the consolidated balance sheets as required and consists entirely of cumulative foreign translation adjustments as of December 31, 2012 and 2011.

Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include redeemable convertible preferred stock, warrants for redeemable convertible preferred stock, and outstanding common stock options, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable convertible preferred stock are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Computation of basic and diluted net loss per share:
Net loss applicable to common stockholders	$(13,919)	$(23,274)	$(22,971)

Weighted-average shares of common stock outstanding	24,662	4,997	4,781
Less: weighted-average number of unvested restricted common shares outstanding	36	97	169

Weighted-average number of common shares used in calculating net loss per common share	24,626	4,900	4,612

Net loss per share applicable to common stockholders	$(0.57)	$(4.75)	$(4.98)

The following potentially dilutive common shares have been excluded from the computation of weighted-average shares outstanding as of December 31, 2012, 2011 and 2010, as their effect would have been antidilutive:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Redeemable convertible preferred stock	2,162	16,151	15,922
Options outstanding	3,894	4,092	3,596
Restricted stock units outstanding	384	—	—
Unvested restricted shares	36	97	169
Warrants	34	47	47

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2012 or 2011.

Stock-Based Compensation

At December 31, 2012, the Company had three stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan, the 2012 Stock Incentive Plan and the Brightcove Inc. 2012 RSU Inducement Plan. Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan. These plans are more fully described in Note 7.

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based options, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Given the absence of an active market for the Company’s common stock prior to the completion of the Company’s initial public offering (IPO) on February 17, 2012, the Board of Directors (the Board), the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s common stock at the time of each option grant. The Board considered numerous objective and subjective factors in determining the value of the Company’s common stock at each option grant date, including the following factors: (1) prices for the Company’s preferred stock, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s preferred stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the option grants involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of the Company, given prevailing market conditions. The Company believes this to have been a reasonable methodology based upon the Company’s internal peer company analyses, and based on several arm’s-length transactions involving the Company’s preferred stock, supportive of the results produced by this valuation methodology. Prior to the Company’s common stock being actively traded, the determination of fair value involved assumptions, judgments and estimates. If different assumptions were made, stock-based compensation expense, net loss and consolidated net loss per share could have been significantly different.

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model that used the assumptions noted in the following table. As there was no public market for its common stock prior to February 17, 2012, the effective date of the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2012, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 14%, 13% and 13% for the years ended December 31, 2012, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted-average fair value of options granted during the years ended December 31, 2012, 2011 and 2010, was $7.74, $5.28 and $6.34 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.25%	2.62%	2.87%
Expected volatility	57%	57%	61%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

As of December 31, 2012, there was $14,326 of total unrecognized stock-based compensation expense related to unvested employee stock options, restricted stock awards and restricted stock units issued under the Company’s stock-based compensation plans that is expected to be recognized over a weighted-average period of 2.43 years. The total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received, or of the equity instruments issued, whichever is more reliably measured. The Company determines the total stock-based compensation expense related to non-employee awards using the Black-Scholes option-pricing model. Additionally, in accordance with ASC 505, Equity-Based Payments to Non-Employees, the Company accounts for awards to non-employees prospectively, such that the fair value of the awards is remeasured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations of $35, $234 and $903, respectively.

For the years ended December 31, 2012, 2011 and 2010, total stock-based compensation expense, including expense related to stock-based awards granted under the Brightcove KK Plan, was $5,843, $4,197 and $3,315, respectively.

See Note 7 for a summary of the stock option activity under the Company’s stock-based compensation plans for the year ended December 31, 2012.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $3,881, $3,630 and $1,082 for the years ended December 31, 2012, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. This guidance was effective for the Company on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In July 2012, the FASB amended ASC 350, Intangibles—Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

3. Business Combination

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

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Accordingly, the results of operations of Zencoder have been included in the accompanying consolidated financial statements since the date of acquisition. The results of operations of Zencoder included within the consolidated financial statements for the year ended December 31, 2012 were not material. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the merger and using assumptions that the Company’s management believes are reasonable given the information currently available. Transaction costs and restructuring costs associated with the transaction have been expensed as incurred.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

During the year ended December 31, 2012, the Company incurred merger-related costs of $1,852 related to this acquisition. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $27,379 purchase price, per the merger agreement, approximately $2,667 is to be paid to retain certain key employees over a two year period as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the Merger-related line item in the consolidated statement of operations over the expected service period, and was $826 during the year ended December 31, 2012.

The Company recorded revenue and net loss for Zencoder of approximately $960,000 and $858,000, respectively, in the consolidated statements of operations from the acquisition date through December 31, 2012.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2012. The total purchase price for Zencoder has been allocated as follows:

Cash and cash equivalents	$248
Other tangible assets	258
Identifiable intangible assets	11,031
Goodwill	19,646
Deferred tax liabilities, net	(3,406)
Other liabilities assumed	(398)

Total purchase price	$27,379

The following are the identifiable intangible assets acquired and their respective useful lives:

	Amount	Useful Life (years)
Developed technology	$6,074	14
Customer relationships	3,993	6
Non-compete agreements	596	2
Trade name	368	3

Total	$11,031

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Zencoder’s products and services. The allocation resulted in acquired intangible assets of $11,031. The acquired intangible assets consisted of developed technology, customer relationships, non-compete agreements and trade names and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $46 was ascribed using a cost-plus profit approach.

The deferred tax liabilities primarily relate to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes. The deferred tax assets relate to the net operating losses and other tax benefits acquired from Zencoder as part of the transaction. The Company assumed $3.4 million of the net deferred tax liabilities which created a future source of taxable income for which our net deferred tax assets can be realized and as a result the Company reduced the valuation allowance by approximately $3.4 million.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Zencoder acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in media encoding and delivery. The combined company will benefit from a broader global presence, and with the Company’s direct sales force and larger channel coverage, the combined company anticipates significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes.

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

	Year Ended December 31,
	2012	2011
Total revenue	$89,200	$64,271
Net loss	$(18,405)	$(26,755)
Earnings per share — basic and diluted	$(0.75)	$(5.46)

4. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2012:

Description	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	14	$6,074	$379	$5,695
Customer relationships	6	3,993	107	3,886
Non-Compete agreements	2	596	112	484
Tradename	3	368	46	322

Total		$11,031	$644	$10,387

Amortization expense related to intangible assets for the year ended December 31, 2012 was $644. There was no related amortization expense for the years ended December 31, 2011 and 2010.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2013	$1,718
2014	1,606
2015	1,374
2016	1,298
2017	1,298
2018 and thereafter	3,093

Total	$10,387

In connection with the acquisition of Zencoder, the consideration transferred to acquire the business exceeded the fair value of the assets acquired and the liabilities assumed. As a result, the Company recorded the difference as goodwill during the year ended December 31, 2012, none of which is expected to be deductible for tax purposes.

There were no changes in the carrying amount of goodwill during the year ended December 31, 2011. A rollforward of goodwill activity for the year ended December 31, 2012 is as follows:

Balance at December 31, 2011	$2,372
Zencoder acquisition	19,646

Total	$22,018

5. Fair Value Measurements

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2012 and 2011:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$6,433	$—	$—	$6,433
Restricted cash	—	303	—	303
Certificates of deposit	—	2,160	—	2,160

Total assets	$6,433	$2,463	$—	$8,896

	December 31, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2,735	$—	$—	$2,735
Restricted cash	—	233	—	233

Total assets	$2,735	$233	$—	$2,968

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$424	$424

Total liabilities	$—	$—	$424	$424

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2012:

Level 3 Financial Liabilities
Balance at December 31, 2011	$424
Transfers in (out) of Level 3	(424)

Balance at December 31, 2012	$—

The redeemable convertible preferred stock warrants were converted to common stock warrants upon the closing of the Company’s IPO on February 23, 2012 and are no longer presented at fair value.

Realized gains and losses from sales of the Company’s investments are included in “Other expense, net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2012 or 2011.

6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through March 2022. Future minimum rental commitments under operating leases at December 31, 2012 are as follows:

Year Ending December 31,	Operating Lease Commitments
2013	$3,886
2014	3,295
2015	3,278
2016	3,205
2017	3,452
2018 and thereafter	15,019

$32,135

Certain amounts included in the table above relating to co-location leases for the Company’s servers included usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404. The letter of credit reduces the borrowing availability under the Company’s line of credit (Note 12).

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2012 and 2011, the Company had deferred rent and rent incentives of $759 and $150, respectively, of which $735 and $77, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $4,197, $2,396 and $2,079, respectively. Income from sublease rental activity amounted to $88, $158 and $158 for the years ended December 31, 2012, 2011 and 2010.

In addition to the operating lease commitments discussed above, as of December 31, 2012, the Company had non-cancelable commitments of $5.1 million payable in 2013, $4.6 million payable in 2014, and $30 payable in 2015, primarily for content delivery network and storage services.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On July 19, 2012, a complaint was filed by Videoshare, LLC naming the Company in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that the Company has infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. On January 10, 2013, the Company filed a motion to dismiss the complaint and on January 21, 2013 Videoshare filed an amended complaint. The Company is evaluating the matter and, as such, has not yet determined whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming the Company in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre-and post-judgment costs and interest. The Company answered and filed counterclaims against Blue Spike on December 3, 2012. This complaint is subject to indemnification by one of the Company’s vendors. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2012, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received one request for indemnification from a customer in connection with a patent infringement suit brought against that customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with the customer.

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

7. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

As of December 31, 2011, the authorized capital stock of the Company was 68,000,000 shares of common stock, $0.001 par value per share, and 22,083,005 shares of preferred stock, $0.001 par value per share, of which 5,375,000 shares were designated as Series A redeemable convertible preferred stock (the Series A Preferred Stock), 7,000,000 shares were designated as Series B redeemable convertible preferred stock (the Series B Preferred Stock), 7,392,163 shares were designated as Series C redeemable convertible preferred stock (the Series C Preferred Stock), and 2,315,842 shares were designated as Series D redeemable convertible preferred stock (the Series D Preferred Stock) (collectively, the Preferred Stock).

In February 2012, the Board approved an amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 68,000,000 to 100,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Preferred Stock.

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

Redeemable Convertible Preferred Stock

Prior to the Company’s IPO, at which time all shares of Preferred Stock were converted into shares of common stock, the Company’s Preferred Stock consisted of the following (in thousands, except share and per share amounts):

December 31, 2011
Series A redeemable convertible preferred stock: $0.001 par value; 5,375,000 shares authorized, issued and outstanding (minimum liquidation preference of $7,545 at December 31, 2011)	$7,533
Series B redeemable convertible preferred stock: $0.001 par value; 7,000,000 shares authorized; 6,921,854 shares issued and outstanding (minimum liquidation preference of $23,328 at December 31, 2011)	23,291
Series C redeemable convertible preferred stock: $0.001 par value; 7,392,163 shares authorized, issued and outstanding (minimum liquidation preference of $77,210 at December 31, 2011)	76,400
Series D redeemable convertible preferred stock: $0.001 par value; 2,315,842 shares authorized, issued and outstanding (minimum liquidation preference of $13,272 at December 31, 2011)	13,127

Total redeemable convertible preferred stock	$120,351

The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of preferred stock into shares of common stock.

Common Stock

Common stockholders are entitled to one vote per share. Holders of common stock are entitled to receive dividends, when and if declared by the Board.

Equity Incentive Plans

At December 31, 2012, the Company had three stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan) and the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan). Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan (the Brightcove KK Plan).

The 2004 Plan provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors, up to an aggregate of 7,397,843 shares of the Company’s common stock. The Company also established a UK Sub-Plan of the 2004 Plan under which the Company was permitted to make grants of options to employees subject to tax in the United Kingdom. In conjunction with the effectiveness of the 2012 Plan, the Board voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

In 2012, the Board and stockholders adopted the 2012 Plan, which became effective on February 16, 2012. The 2012 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to the Company’s officers, employees, non-employee directors and certain other key persons of the Company as are selected by the Board or the compensation committee thereof. In connection with the approval of the 2012 Plan, the Company reserved 1,700,000 shares of common stock for issuance under the 2012 Plan, and 124,703 shares were transferred from the 2004 Plan. The number of shares reserved and available for issuance under the 2012 Plan will automatically increase each January 1, beginning in 2013, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee subject to an overall overhang limit of 30%. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At December 31, 2012, 284,001 shares were available for issuance under all stock-based compensation plans.

The Brightcove KK Plan provides for the issuance of stock options to employees, officers, directors, and advisors of Brightcove KK and to employees of the Company. Stock options granted under the Brightcove KK Plan are not exchangeable for either options or shares of the Company.

In 2012 the Company adopted the RSU Plan and made awards of restricted stock units pursuant to the RSU Plan to fifteen new employees in connection with the acquisition of Zencoder. The awards of restricted stock units cover an aggregate of 77,100 shares of our common stock and were made as a material inducement to the employees entering into employment with us in connection with the acquisition of Zencoder. The restricted stock units will be settled in shares of the Company’s common stock upon vesting.

The following is a summary of the status of the Company’s stock options as of December 31, 2012 and the stock option activity for all stock options plans (excluding the Brightcove KK Plan) during the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2011	3,986,706	$3.76
Granted	523,819	$14.38
Exercised	(801,099)	$1.68		$8,594
Canceled	(271,547)	$8.45

Outstanding at December 31, 2012	3,437,879	$5.48	6.76	$14,989

Exercisable at December 31, 2012	2,490,619	$3.33	6.15	$14,440

Vested and expected to vest at December 31, 2012 (1)	3,278,627	$5.15	6.67	$14,944

(1)	This represents the number of vested options as of December 31, 2012 plus the number of unvested options expected to vest as of December 31, 2012, based on the unvested options outstanding at December 31, 2012 and adjusted for the estimated forfeiture rate.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $9.04 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2011 and 2010 was $3,108 and $947, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees. Under the terms of the agreement, the Company grants RSUs to its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the restricted stock unit award activity during the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2011	—	$—
Granted	1,335,643	11.97
Vested and issued	(13,009)	12.95
Vested and unissued	(10,000)	16.88
Canceled	(47,213)	16.10

Unvested by December 31, 2012	1,265,421	$11.72

During the year ended December 31, 2010, the Company granted 156,292 shares of restricted common stock to an employee under the 2004 Plan. Under the terms of the agreement, the Company has a repurchase provision whereby the Company has the right to repurchase any unvested shares when/if the employee terminates, at a price equal to the original exercise price. Accordingly, the Company recorded the payment received of $268 for the purchase of the restricted shares as a liability as of December 31, 2010. During the year ended December 31, 2012, the Company reclassified $101 of this amount to additional-paid-in-capital upon vesting of a portion of this award. The Company did not grant any shares of restricted common stock during the years ended December 31, 2012 or 2011.

The following table summarizes the restricted stock award activity during the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Unvested by December 31, 2011	63,495	$9.31
Granted	—
Vested	(58,608)	$9.31
Repurchased	—

Unvested by December 31, 2012	4,887	$9.31	$36

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $9.04 per share and the purchase price on the date of grant.

Warrants

In September 2006, the Company issued fully vested warrants to purchase an aggregate of 60,728 shares of Series B Preferred Stock, at a purchase price of $2.47 per share, to two lenders in connection with a line of credit agreement. The warrants are exercisable at any time up until the expiration date of August 31, 2016. The fair value of the warrants was recorded as a discount on the related debt, and was amortized to interest expense over the life of the debt. The debt was fully repaid in March 2007. The warrant liability was reported at fair value until completion of the Company’s IPO in February 2012, whereupon the warrants automatically converted into warrants to purchase shares of the Company’s common stock. At the time of conversion of the warrants in connection with the Company’s IPO, the fair value of the warrants was $395, which was reclassified as a component of additional paid-in capital.

As of December 31, 2012, 18,685 shares exercisable under the warrants have been exercised pursuant to a net exercise provision which resulted in the issuance of 15,781 common shares. For the years ended December 31, 2012, 2011 and 2010, the Company recorded other expense of $28, $139 and $186, respectively, in the accompanying consolidated statements of operations, related to the increase in the fair value of the warrants, which was determined utilizing the Black-Scholes option-pricing model, during each respective year.

Common Stock Reserved for Future Issuance

At December 31, 2012, the Company has reserved the following shares of common stock for future issuance:

December 31, 2012
Common stock options outstanding	3,437,879
Restricted stock unit awards outstanding	1,265,421
Shares available for issuance under all stock-based compensation plans	284,001
Common Stock warrants	28,028

Total shares of authorized common stock reserved for future issuance	5,015,329

8. Joint Venture

On May 30, 2008 the Company formed Brightcove KK, a wholly owned subsidiary of Brightcove Inc. On July 18, 2008, the Company entered into a joint venture agreement with J-Stream Inc (J-Stream), Dentsu, Inc. (Dentsu), CyberCommunications, Inc. and Transcosmos Investments & Business Development, Inc. (collectively, the minority stockholders). The minority stockholders invested cash of approximately $4.8 million in Brightcove KK such that their cumulative ownership interest in the entity was 37%, while Brightcove Inc. retained a 63% interest in the entity. As of December 31, 2012 and 2011, the Company owned a 63% interest in Brightcove KK.

The Company evaluated this agreement and determined the related joint venture qualified as a variable interest entity. The Company also assessed whether it was the primary beneficiary and should consolidate Brightcove KK. In assessing whether Brightcove KK should be consolidated by the Company, the Company considered a number of factors including its ownership percentage in Brightcove KK, its ability to direct the activities of Brightcove KK that most significantly affect economic performance and its obligation to absorb significant losses of, or receive significant benefits from, Brightcove KK.

The Company has maintained a 63% interest in Brightcove KK, has absorbed its proportionate ownership share of the income (losses) of Brightcove KK from inception, and has an obligation to continue to absorb proportionate income (losses) to the extent incurred by Brightcove KK in the future. For the years ended December 31, 2012, 2011 and 2010, the Company absorbed net (income) losses of $(1,250), $(615) and $477, respectively. In addition, the Company controls a majority of the seats on the board of directors of Brightcove KK, which allows the Company to direct significant activities and influence decisions that affect the economic performance of Brightcove KK. The Company also considered the rights of the board members of the non-controlling interest holders in the joint venture and determined that the rights were generally considered protective in nature.

Given its assessment, the Company determined that it has a controlling interest and is the primary beneficiary of the entity. As such, the Company consolidates Brightcove KK for financial reporting purposes, and a non-controlling interest has been recorded for the third parties’ interest in the net assets and operations of Brightcove KK to the extent of the non-controlling partners’ individual investments. Additionally, the Company determined that it would also be required to consolidate Brightcove KK under the voting interest model given the Company controls a majority of the seats on the board of directors. The portion of net loss (income) attributable to non-controlling interest is presented as net loss (income) attributable to non-controlling interest in consolidated subsidiary and represents the minority stockholders’ proportionate ownership share of the losses (income) of Brightcove KK. There are no restrictions on the assets of Brightcove KK or on the settlement of its liabilities, with the exception of dividends paid to its stockholders, including Brightcove KK, which require approval of two-thirds of the board of directors of Brightcove KK. At December 31, 2012 and 2011 there was $5,184 and $3,301, respectively, of cash and cash equivalents held by Brightcove KK. All intercompany transactions have been eliminated. The Company re-evaluates the consolidation status when triggering events arise. As of December 31, 2012, no events had transpired which would require re-evaluation or deconsolidation.

Provided that the Company owns at least 40% of the outstanding voting shares of the joint venture, the Company has the right to appoint three of the five board members of the joint venture.

Under the terms of the joint venture agreement, the joint venture will terminate if the joint venture becomes a public company, or there is a change in control of the joint venture whereby the shares of capital stock of the joint venture outstanding immediately prior to the consummation thereof do not directly or indirectly continue to represent at least a majority by voting power of the surviving or succeeding entity immediately following such transaction.

The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit) in the accompanying consolidated financial statements. The portion of net loss (income) attributable to non-controlling interests is presented as net loss (income) attributable to non-controlling interest in consolidated subsidiary in the consolidated statements of operations, and the portion of other comprehensive loss of this subsidiary is presented in the consolidated statements of stockholders’ equity (deficit) and comprehensive loss.

As discussed in Note 2, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK, resulting in Brightcove KK becoming a wholly-owned subsidiary of the Company.

9. Brightcove KK Stock Option and Incentive Plan

The Brightcove KK Plan provides for the issuance of stock options to employees, officers, directors, and advisors of Brightcove KK and to employees of Brightcove Inc. Stock options granted under the Brightcove KK Plan are not exchangeable for either options or shares of the Company. There are 100,500,000 shares of Brightcove KK common stock reserved for issuance under the Brightcove KK Plan. At December 31, 2012, 33,000,000 shares were available for grant under the Brightcove KK Plan.

For stock options issued under the Brightcove KK Plan, the fair value of each option grant is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Stock options typically vest over three years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The option price at the date of grant is determined by the Board of Directors of Brightcove KK. Due to the absence of an active market for Brightcove KK’s common stock, the Board of Directors of Brightcove KK was required to determine the fair value of the common stock for consideration in setting exercise prices for the stock options granted and in valuing the options granted. In determining the fair value, the Board of Directors of Brightcove KK considered numerous objective and subjective factors in determining the value of the Company’s common stock at each option grant date, including the following factors: (1) prices for Brightcove KK’s common stock, which Brightcove KK had sold to third-party investors in arm’s-length transactions, and the rights, preferences, and privileges of Brightcove KK’s common stock; (2) Brightcove KK’s stage of development and revenue growth; (3) that the option grants involved illiquid securities in a private company; and (4) the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of Brightcove KK, given prevailing market conditions. The Company believes this to have been a reasonable methodology. As Brightcove KK’s common stock is not actively traded, the determination of fair value involves assumptions, judgments and estimates. If different assumptions were made, stock-based compensation expense, net loss and consolidated net loss per share could have been significantly different.

The fair value of each option grant issued under the stock-based compensation plan was estimated using the Black-Scholes option-pricing model that used the assumptions noted in the following table. As there was no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of 7.7%, 5.9% and 2.5% for the years ended December 31, 2012, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	—	2.8%	3.4%
Expected volatility	—	57%	61%
Expected life (in years)	—	6.25	6.25
Expected dividend yield	—	—	—

The following table summarizes the stock option award activity under the Brightcove KK Plan during the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
	(in thousands, except per share data)
Outstanding at December 31, 2011	86,500	$0.01
Granted	—	—
Exercised	—	—
Canceled	(19,000)	—

Outstanding at December 31, 2012	67,500	$0.01	6.55

Vested at December 31, 2012	58,000	$0.01	6.32

Vested and expected to vest at December 31, 2012 (1)	66,765	$0.01	6.53

(1)	This represents the number of vested options as of December 31, 2012, plus the number of unvested options expected to vest as of December 31, 2012, based on the unvested options outstanding at December 31, 2012.

The weighted-average fair value of options granted during each of the years ended December 31, 2011 and 2010 was $0.002 per share. No options were granted in the year ended December 31, 2012. No options were exercised in the years ended December 31, 2012, 2011 or 2010. At December 31, 2012, all options outstanding had exercise prices in excess of the fair value of Brightcove KK’s common stock. Accordingly, the aggregate intrinsic value of the total outstanding options and total options vested and expected to vest was $0 as of December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, total stock-based compensation expense related to the Brightcove KK Plan was $26, $60 and $72, respectively. As of December 31, 2012, there was approximately $17 of total unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants, which is expected to be recognized over a weighted-average period of 0.16 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

As discussed in Note 2, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK. The Brightcove KK Plan was terminated in conjunction with the acquisition.

10. Related Party Transactions

Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, also act as product distributors for the Company in Japan.

As of December 31, 2012 and 2011, accounts receivable from related parties was:

	December 31,
	2012	2011
J-Stream	432	566
Dentsu	19	21

Total related party accounts receivable	$451	$587

For the years ended December 31, 2012, 2011 and 2010, the Company recorded revenue from related parties of:

	Year Ended December 31,
	2012	2011	2010
AOL	N/A	N/A	1,439
J-Stream	3,240	2,877	2,070
Dentsu	276	602	145

Total related party revenue	$3,516	$3,479	$3,654

During the year ended December 31, 2011, AOL was no longer a stockholder of the Company and therefore, as applicable, is shown as “N/A” in the tables above.

The Company believes that all related party transactions have been negotiated at arm’s length.

11. Income Taxes

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Domestic	$(18,139)	$(18,551)	$(16,682)
Foreign	2,198	1,367	(1,043)

Total	$(15,941)	$(17,184)	$(17,725)

The (benefit from) provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current provision:
Federal	$—	$—	$—
State	16	—	—
Foreign	95	90	56

Total current	111	90	56

Deferred benefit:
Federal	(2,937)	—	—
State	(470)	—	—
Foreign	(193)	—	—

Total deferred	(3,600)	—	—

Total (benefit) provision	$(3,489)	$90	$56

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012		2011	2010
Tax at statutory rates	(34.0)%		(34.0)%	(34.0)%
State income taxes	(3.4)		(0.4)	(4.4)
Change in tax rate	0.4		5.5	—
Permanent differences	9.6		(2.7)	4.3
Foreign rate differential	0.3		0.2	2.0
Research and development credits	—		(4.5)	(1.5)
Change in valuation allowance	5.2		36.4	33.9

Effective tax rate	(21.9	) %	0.5%	0.3%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2012 and 2011 is as follows:

	As of December 31,
	2012	2011
Net operating loss carryforwards	$30,160	$26,841
Tax credit carryforwards	3,578	3,248
Stock-based compensation	2,195	896
Intangible assets	(4,028)	(331)
Fixed assets	(464)	(45)
Account receivable reserves	506	344
Accrued compensation	414	508
Capitalized research and development costs	97	144
Capitalized start-up costs	570	633
Other temporary differences	417	276

Deferred tax assets	33,445	32,514
Valuation allowance	(33,258)	(32,514)

Net deferred tax assets	$187	$—

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (NOL) and tax credit carryforwards. In assessing the ability to realize the net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Upon the closing of the Zencoder acquisition, the Company assumed $3.4 million of net deferred tax liabilities which created a future source of taxable income for which the Company’s net deferred tax assets can be realized and as a result the Company reduced the valuation allowance by approximately $3.4 million during the year ended December 31, 2012. The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2012 and 2011, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2011 to 2012 principally relates to the current year taxable loss.

The Company has historically provided a valuation allowance against its net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, the Company determined in the fourth quarter of 2012 that it was probable it will realize the benefits of its future deductible differences. As such, the

Company released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193 income tax benefit in the consolidated statement of operations for the year ended December 31, 2012.

As of December 31, 2012, the Company had federal and state net operating losses of approximately $84.2 million and $39.4 million, respectively, which are available to offset future taxable income, if any, through 2032. The Company also had federal and state research and development tax credits of $2.2 million and $2.1 million, respectively, which expire in various amounts through 2032. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. Through December 31, 2011, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2012 and 2011, the Company had no recorded liabilities for uncertain tax positions.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. At December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The Company’s current intention is to reinvest the total amount of its unremitted earnings in the local international tax jurisdiction or to repatriate the earnings only when tax effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practical due to the complexity associated with this hypothetical calculation.

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit, which reduce the borrowing availability of the Line of Credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit are repayable on March 31, 2013, and interest and related finance charges are payable monthly. At December 31, 2012 and 2011, the Company had no amounts outstanding under the Line of Credit.

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at December 31, 2012.

13. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued payroll and related benefits	$7,070	$4,483
Accrued sales and other taxes	1,386	1,108
Accrued professional fees and outside contractors	656	779
Accrued content delivery	1,417	1,136
Accrued other liabilities	1,110	1,267

Total	$11,639	$8,773

14. Segment Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is the chief executive officer. The Company and the chief decision maker view the Company’s operations and manage its business as one operating segment.

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2012	2011	2010
Revenue:
North America	$55,836	$41,953	$29,582
Europe	20,314	14,489	11,077
Japan	5,949	4,764	2,546
Asia Pacific	5,174	2,219	482
Other	700	138	29

Total revenue	$87,973	$63,563	$43,716

North America is comprised of revenue from the United States, Canada and Mexico. During the years ended December 31, 2012, 2011 and 2010, revenue from customers located in the United States was $51,695, $38,820 and $27,720, respectively. During the years ended December 31, 2012, 2011 and 2010, revenue from customers located in the United Kingdom was $7,887, $6,324, and $5,223, respectively, and is included in Europe for each of the respective periods in the table above. During the years ended December 31, 2012, 2011 and 2010, no other international country contributed more than 10% of the Company’s total revenue.

As of December 31, 2012 and 2011, property and equipment at locations outside the U.S. was not material.

15. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. To date, the Company has not made any contributions to the plan.

16. Quarterly Financial Data (unaudited)

	For the three months ended:
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Revenue	$24,338	$22,071	21,620	$19,944	$18,536	$16,673	$15,280	$13,074
Gross profit	16,735	15,098	15,176	13,580	12,901	11,398	10,344	8,698
Loss from operations	(4,606)	(3,713)	(3,886)	(3,242)	(3,327)	(3,297)	(5,070)	(4,436)
Net loss attributable to Brightcove Inc.	(4,651)	(611)	(4,338)	(3,586)	(3,784)	(3,978)	(5,458)	(4,415)
Basic and diluted net loss per share	$(0.17)	$(0.02)	(0.16)	$(0.27)	$(1.02)	$(1.09)	$(1.42)	$(1.22)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1)	Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)	Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3)	Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTCOVE INC.

By:	/s/ Jeremy Allaire
Jeremy Allaire
Chief Executive Officer and Chairman

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Christopher Menard and Andrew Feinberg, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Allaire Jeremy Allaire	Chief Executive Officer and Chairman (Principal Executive Officer)	March 5, 2013

/s/ Christopher Menard Christopher Menard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013

/s/ David Mendels David Mendels	Director, President and Chief Operating Officer	March 5, 2013

/s/ Deborah Besemer Deborah Besemer	Director	March 5, 2013

/s/ Scott Kurnit Scott Kurnit	Director	March 5, 2013

/s/ Elizabeth Nelson Elizabeth Nelson	Director	March 5, 2013

/s/ David Orfao David Orfao	Director	March 5, 2013

EXHIBIT INDEX

Exhibits

2.1*(1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

3.1*(2)	Eleventh Amended and Restated Certificate of Incorporation

3.2*(3)	Amended and Restated By-Laws

4.1*(4)	Form of Common Stock certificate of the Registrant

4.2*(5)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended

4.3*(6)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to GE Capital CFE, Inc.

4.4*(7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC

4.5*(8)	Brightcove Inc. RSU Inducement Plan

4.6*(9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan

10.1*(10)	Form of Indemnification Agreement between the Registrant and its directors and executive officers

10.2†*(11)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement

10.3†*(12)	2012 Stock Incentive Plan of the Registrant

10.4†*(13)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan

10.5† (14)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan

10.6*(15)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended

10.7*(16)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8*(17)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended

10.9†*(18)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire

10.10†*(19)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels

10.11†*(20)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin

10.12†*(21)	Employment Agreement dated August 8, 2011 between the Registrant and Christopher Menard

10.13†*(22)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg

10.14†**	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin

10.15†*(23)	Non-Employee Director Compensation Policy

10.16†*(24)	Senior Executive Incentive Bonus Plan

10.17†*(25)	Form of Restricted Stock Award Agreement under the 2012 Stock Incentive Plan

10.18†*(26)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan

10.19†*(27)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan

10.20*(28)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(3)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(4)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(6)	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012

(11)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(12)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(13)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(14)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(15)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(16)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(17)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(18)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(19)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(20)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(21)	Filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(22)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(23)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(24)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(25)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(26)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(27)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(28)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
*	Incorporated herein by reference
**	Filed herewith
•	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Indicates a management contract or any compensatory plan, contract or arrangement.