Form 10-Q
period 2013-03-31
BRIGHTCOVE INC
filed 2013-05-07
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013 there were 28,122,238 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$20,093	$21,708
Short-term investments	6,838	8,264
Restricted cash	42	102
Accounts receivable, net of allowance of $297 and $338, respectively (includes related party amounts of $0 and $451, respectively)	21,555	18,956
Prepaid expenses and other current assets	4,628	2,987
Deferred tax asset	171	187

Total current assets	53,327	52,204
Long-term investments	1,661	3,069
Property and equipment, net	7,665	8,400
Intangible assets, net	9,957	10,387
Goodwill	22,018	22,018
Restricted cash, net of current portion	201	201
Other assets	704	714

Total assets	$95,533	$96,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,918	$619
Accrued expenses	9,688	11,639
Deferred revenue	22,157	19,103

Total current liabilities	33,763	31,361
Deferred revenue, net of current portion	77	113
Other liabilities	1,236	1,027

Total liabilities	35,076	32,501
Contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,092,635 and 27,954,926 shares issued and outstanding, respectively	28	28
Additional-paid-in-capital	170,505	167,912
Accumulated other comprehensive income	15	572
Accumulated deficit	(110,091)	(105,862)

Total stockholders’ equity attributable to Brightcove Inc.	60,457	62,650
Non-controlling interest in consolidated subsidiary	—	1,842

Total stockholders’ equity	60,457	64,492

Total liabilities and stockholders’ equity	$95,533	$96,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenue: (1)
Subscription and support revenue	$23,777	$18,836
Professional services and other revenue	944	1,108

Total revenue	24,721	19,944
Cost of revenue: (2) (3)
Cost of subscription and support revenue	6,747	5,195
Cost of professional services and other revenue	1,667	1,169

Total cost of revenue	8,414	6,364

Gross profit	16,307	13,580
Operating expenses: (2) (3)
Research and development	5,061	4,177
Sales and marketing	9,947	9,008
General and administrative	4,626	3,637
Merger-related	545	—

Total operating expenses	20,179	16,822

Loss from operations	(3,872)	(3,242)
Other expense, net	(299)	(263)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,171)	(3,505)
Provision for income taxes	38	29

Consolidated net loss	(4,209)	(3,534)

Net income attributable to non-controlling interest in consolidated subsidiary	(20)	(52)

Net loss attributable to Brightcove Inc.	(4,229)	(3,586)

Accretion of dividends on redeemable convertible preferred stock	—	(733)

Net loss attributable to common stockholders	$(4,229)	$(4,319)

Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.27)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	28,023,708	15,842,743

(1) Includes related party revenue (Note 13)	$42	$880
(2) Stock-based compensation included in above line items:

Cost of subscription and support revenue	$68	$20
Cost of professional services and other revenue	51	22
Research and development	320	81
Sales and marketing	575	252
General and administrative	685	572
(3) Amortization of acquired intangible assets included in above line items:

Cost of subscription and support revenue	$253	$—
Research and development	10	—
Sales and marketing	167	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Consolidated net loss	$(4,209)	$(3,534)
Other comprehensive loss:
Foreign currency translation adjustments	(557)	(200)

Other comprehensive loss	(557)	(200)

Comprehensive loss	(4,766)	(3,734)
Less: net income attributable to non-controlling interest in consolidated subsidiary	20	52

Comprehensive loss attributable to Brightcove Inc.	$(4,786)	$(3,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(4,209)	$(3,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,535	824
Stock-based compensation	1,699	947
Change in fair value of warrants	—	(28)
Provision for reserves on accounts receivable	27	67
Amortization of premium on investments	34	—
Amortization of deferred financing costs	—	44
Loss on disposal of equipment	1	83
Changes in assets and liabilities:
Accounts receivable	(2,717)	(1,377)
Prepaid expenses and other current assets	(1,168)	(599)
Other assets	20	299
Accounts payable	819	(636)
Accrued expenses	(1,958)	135
Deferred revenue	3,103	1,006

Net cash used in operating activities	(2,814)	(2,769)

Investing activities
Maturities of investments	2,800	—
Purchases of property and equipment	(126)	(3,742)
Capitalization of internal-use software costs	—	(24)
Decrease in restricted cash	60	—

Net cash provided by (used in) investing activities	2,734	(3,766)

Financing activities
Proceeds from exercise of stock options	108	181
Purchase of non-controlling interest in consolidated subsidiary	(1,084)	—
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	56,923
Payments under term loan	—	(7,000)

Net cash (used in) provided by financing activities	(976)	50,104
Effect of exchange rate changes on cash	(559)	(149)

Net (decrease) increase in cash and cash equivalents	(1,615)	43,420
Cash and cash equivalents at beginning of period	21,708	17,227

Cash and cash equivalents at end of period	$20,093	$60,647

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$—	$106,451

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$—	$395

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$—	$773

Vesting of restricted stock	$8	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description and Basis of Presentation

Business Description

Brightcove Inc. (the Company) is a provider of cloud-based solutions for publishing and distributing professional digital media which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2013, the Company had eight wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd., Brightcove Kabushiki Kaisha (Brightcove KK) and Zencoder Inc. (Zencoder).

Prior to January 8, 2013, the Company owned a 63% interest in the Brightcove KK joint venture, which the Company has held since the joint venture’s formation in 2008. On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. See Note 3 for further discussion on this transaction.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2013 and 2012. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in the Report on Form 10-Q.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. This reclassification had no impact on the previously reported results of operations or cash flows.

2. Business Combination

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

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Accordingly, the results of operations of Zencoder have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the merger and using assumptions that the Company’s management believes are reasonable given the information currently available. Transaction costs and retention costs associated with the transaction have been expensed as incurred.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

In addition to the $27,379 purchase price, per the merger agreement, approximately $2,667 is to be paid to retain certain key employees over a two year period as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the condensed consolidated statement of operations over the expected service period. The Company recorded merger-related expenses of $545 and $0 during the three months ended March 31, 2013 and 2012, respectively, related to such costs.

3. Non-controlling Interest

On May 30, 2008 the Company formed Brightcove KK, a wholly owned subsidiary of Brightcove Inc. On July 18, 2008, the Company entered into a joint venture agreement with J-Stream Inc, (J-Stream) Dentsu, Inc., (Dentsu) CyberCommunications, Inc. and Transcosmos Investments & Business Development, Inc. (collectively, the minority stockholders). The minority stockholders invested cash of approximately $4.8 million in Brightcove KK such that their cumulative ownership interest in the entity was 37%, while the Company retained a 63% interest in the entity. The Company determined that it had a controlling interest and was the primary beneficiary of the entity. As such, the Company consolidated Brightcove KK for financial reporting purposes, and a non-controlling interest was recorded for the third parties’ interest in the net assets and operations of Brightcove KK to the extent of the non-controlling partners’ individual investments.

On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. The purchase price of the remaining equity interest was approximately $1.1 million and was funded by cash on hand. The Company continues to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, the Company no longer records a non-controlling interest in the condensed consolidated financial statements. The purchase was accounted for as an equity transaction in accordance with ASC 810, Consolidation. Accordingly, the non-controlling interest in the consolidated subsidiary on the accompanying condensed consolidated balance sheet was reduced to zero on the transaction date to reflect the Company’s increased ownership percentage, with the excess of the non-controlling interest balance on the date of the acquisition over the $1.1 million purchase price recorded as additional-paid-in-capital.

Non-controlling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$1,842	$1,108
Net income attributable to non-controlling interest in consolidated subsidiary	20	52
Purchase of non-controlling interest in consolidated subsidiary	(1,862)

Balance at end of period	$—	$1,160

4. Concentration of Credit Risk

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

At March 31, 2013 and December 31, 2012, no individual customer accounted for 10% or more of net accounts receivable. For the three months ended March 31, 2013 and 2012, no individual customer accounted for 10% or more of total revenue.

5. Concentration of Other Risks

The Company is dependent on certain content delivery network providers who provide digital media delivery functionality enabling the Company’s on-demand application service to function as intended for the Company’s customers and ultimate end-users. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

6. Cash, Cash Equivalents and Investments

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

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At March 31, 2013, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at March 31, 2013 and December 31, 2012.

Cash, cash equivalents and investments as of March 31, 2013 consist of the following:

	March 31, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$11,827	$11,827	$11,827
Money market funds	Demand	8,266	8,266	8,266

Total cash and cash equivalents		$20,093	$20,093	$20,093

Certificates of deposit	21 – 200 days	$1,200	$1,200	$1,200
Commercial paper	10 days	700	700	700
Corporate debentures	30 – 302 days	4,938	4,948	4,938

Total short-term investments		$6,838	$6,848	$6,838

Certificates of deposit	385 – 438 days	$960	$962	$960
Corporate debentures	371 days	701	703	701

Total long-term investments		$1,661	$1,665	$1,661

Cash, cash equivalents and investments as of December 31, 2012 consist of the following:

	December 31, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,275	$15,275	$15,275
Money market funds	Demand	6,433	6,433	6,433

Total cash and cash equivalents		$21,708	$21,708	$21,708

Certificates of deposit	111 – 290 days	$1,200	$1,200	$1,200
Commercial paper	52 – 100 days	1,397	1,399	1,397
Corporate debentures	21 – 342 days	5,667	5,673	5,667

Total short-term investments		$8,264	$8,272	$8,264

Certificates of deposit	475 – 528 days	$960	$962	$960
Corporate debentures	388 – 461 days	2,109	2,118	2,109

Total long-term investments		$3,069	$3,080	$3,069

7. Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted-average shares of common stock outstanding	28,024	15,901
Less: weighted-average number of unvested restricted common shares outstanding	—	58

Weighted-average number of common shares used in calculating net loss per common share	28,024	15,843

The following potentially dilutive common stock equivalent shares have been excluded from the computation of the weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Redeemable convertible preferred stock	—	8,696
Options outstanding	3,401	3,971
Restricted stock units outstanding	1,419	—
Unvested restricted shares	—	58
Warrants	28	47

Total	4,848	12,772

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,266	$—	$—	$8,266

Restricted cash	—	243	—	243

Certificates of deposit	—	2,160	—	2,160

Total assets	$8,266	$2,403	$—	$10,669

	December 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$6,433	$—	$—	$6,433

Restricted cash	—	303	—	303

Certificates of deposit	—	2,160	—	2,160

Total assets	$6,433	$2,463	$—	$8,896

9. Stock-based Compensation

The fair value of stock options granted were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected life in years	6.3	6.2
Risk-free interest rate	1.36%	1.37%
Volatility	54%	57%
Dividend yield	—	—
Weighted-average fair value of stock options granted	$3.38	$5.98

The Company recorded stock-based compensation expense of $1,699 and $947 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $13,927 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.36 years.

The following is a summary of the status of the Company’s stock options as of March 31, 2013 and the stock option activity for all stock option plans during the three months ended March 31, 2013.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	3,437,879	$0.31 – 16.88	$5.48
Granted	56,570	6.48	6.48
Exercised	(93,886)	0.31 – 9.31	1.15		$509
Canceled	(77,497)	1.72 – 16.88	11.69

Outstanding at March 31, 2013	3,323,066	$0.31 – 16.88	$5.47	6.59	$8,790

Exercisable at March 31, 2013	2,481,977	$0.31 – 16.88	$3.58	6.02	$8,689

Vested or expected to vest at March 31, 2013 (2)	3,175,743	$0.31 – 16.88	$5.19	6.50	$8,785

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2013 of $6.21 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of March 31, 2013 plus the number of unvested options expected to vest as of March 31, 2013 based on the unvested options outstanding at March 31, 2013, adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2012	1,265,421	$11.72
Granted	337,306	6.48
Vested and issued	(33,823)	7.65
Canceled	(66,448)	11.00

Unvested by March 31, 2013	1,502,456	$10.57

The following table summarizes the restricted stock award activity during the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested by December 31, 2012	4,887	$9.31
Granted	—	—
Vested	(4,887)	$9.31
Repurchased	—	—

Unvested by March 31, 2013	—	$—	$—

As discussed in Note 3, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK. The Brightcove KK Stock Option Plan was terminated in connection with this transaction.

10. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of $38 and $29, respectively. The income tax expense for the three months ended March 31, 2013 and 2012 relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2013 and December 31, 2012.

The Company has historically provided a valuation allowance against its net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, the Company determined in the fourth quarter of 2012 that it was probable it will realize the benefits of its future deductible differences. As such, the Company released the valuation allowance related to the remaining deferred tax assets in Japan.

The Company’s income tax return reporting periods since December 31, 2009 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

11. Contingencies

Legal Matters

On July 19, 2012, a complaint was filed by Videoshare, LLC naming the Company in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that the Company has infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. On January 10, 2013, the Company filed a motion to dismiss the complaint and on January 21, 2013 Videoshare filed an amended complaint. On April 11, 2013, the Company filed a motion to dismiss Videoshare’s amended complaint. Videoshare has not yet responded to the Company’s motion to dismiss the amended complaint. The Company is evaluating the matter and, as such, has not yet determined whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2013, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received two requests for indemnification from customers in connection with patent infringement suits brought against these customers by third parties. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with these customers.

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

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit, which reduce the borrowing availability of the Line of Credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit are repayable on March 31, 2013, and interest and related finance charges are payable monthly. At March 31, 2013 and 2012, the Company had no amounts outstanding under the Line of Credit.

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at March 31, 2013.

On April 29, 2013, the Company entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) to the Line of Credit. The Second Modification Agreement increases the aggregate amount of borrowings that may be outstanding under the Line of Credit from $8.0 million to $10.0 million and extends the maturity date to March 30, 2015.

13. Related Party Transactions

Two of the former non-controlling interest holders in Brightcove KK, J-Stream and Dentsu, acted as product distributors for the Company in Japan. As disclosed in Note 3, on January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. As such, J-Stream and Dentsu are no longer considered related parties effective January 8, 2013.

As of March 31, 2013 and December 31, 2012, accounts receivable from related parties was:

	March 31, 2013	December 31, 2012
J-Stream	$—	$432
Dentsu	—	19

Total related party accounts receivable	$—	$451

For the three months ended March 31, 2013 and 2012, the Company recorded revenue from related parties of:

	Three Months Ended March 31,
	2013 (1)	2012
J-Stream	$36	$815
Dentsu	6	65

Total related party revenue	$42	$880

(1)	Represents related party revenue for the period from January 1, 2013 through January 7, 2013, which is the period prior to the Company’s acquisition of the remaining 37% interest in Brightcove KK on January 8, 2013.

14. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2013	2012
North America	$15,414	$13,015
Europe	5,390	4,435
Japan	1,453	1,303
Asia Pacific	2,282	1,093
Other	182	98

Total revenue	$24,721	$19,944

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended March 31, 2013 and 2012, revenue from customers located in the United States was $14,295 and $11,961, respectively. During the three months ended March 31, 2013 and 2012, no other international country contributed more than 10% of the Company’s total revenue.

As of March 31, 2013 and December 31, 2012, property and equipment at locations outside the U.S. was not material.

15. Recently Issued and Adopted Accounting Standards

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the Zencoder acquisition; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2012 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of March 31, 2013, we had 6,321 customers in over 65 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the three months ended March 31, 2013, our customers used Video Cloud to deliver an average of approximately 863 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of December 31, 2012, we had 335 employees and 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. As of March 31, 2013, we had 334 employees and 6,321 customers, of which 4,631 used our volume offerings and 1,690 used our premium offerings.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $19.9 million in the three months ended March 31, 2012 to $24.7 million in the three months ended March 31, 2013. Our consolidated net loss was $3.5 million for the three months ended March 31, 2012, compared with $4.2 million for the three months ended March 31, 2013.

For the three months ended March 31, 2013 and 2012, our net revenue derived from customers located outside North America was 38% and 35%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for Video Cloud, the Zencoder media processing service, or the Zencoder Service, and the development of new products. We believe these investments will help us retain our existing Video Cloud customers and lead to the acquisition of new customers for Video Cloud and the Zencoder Service. Additionally, on February 27, 2013, we announced that we plan to discontinue our App Cloud platform and to instead focus on development of new native player software development kits for mobile devices. However, we believe these investments will result in increased retention and expansion of our customer base and an increase in the resulting revenue. We will continue to operate App Cloud for existing customers through June 2014. In addition, we will incur incremental public company expenses related to reporting and compliance. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

Acquisitions

On August 14, 2012, the Company acquired Zencoder, a provider of cloud-based media encoding services, for total consideration of approximately $27.4 million. The results of operations of Zencoder have been consolidated with our results of operations beginning on August 14, 2012, the closing date of the transaction.

On January 8, 2013, we acquired the remaining 37% interest of our majority-owned subsidiary, Brightcove Kabushiki Kaisha, or Brightcove KK, a Japanese joint venture which was formed on July 18, 2008. The purchase price of the remaining equity interest was approximately $1.1 million and was funded by cash on hand. Given that we now own 100% of Brightcove KK, we will continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we will no longer record a non-controlling interest in the consolidated statements of operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•

Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, plus customers who have committed a minimum level of revenue to us for use of our products. We believe the number of customers is a key indicator of our market penetration in the online video platform market, the productivity of our sales organization and the value that our products bring to both large and small organizations. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions) and our Zencoder customers who are on annual contracts. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month and pay-as-you-go contracts. The number of customers subscribing to our premium offerings is particularly important to monitor given that we expect revenue from premium offerings to continue to represent a significant portion of our total revenue, and we are investing significantly to support sales in a new and rapidly evolving market.

As of March 31, 2013, we had 6,321 customers, of which 4,631 used our volume offerings and 1,690 used our premium offerings. As of March 31, 2012, we had 4,254 customers, of which 2,835 used our volume offerings and 1,419 used our premium offerings. While the number of volume customers increased compared to the corresponding period of the prior year, we did experience a net reduction in the number of volume customers during the three months ended March 31, 2013 due to the discontinuation of our $5 per video entry-level offering in January 2013, as we concluded that this offering did not warrant continued investment.

•

Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud. We believe the average number of monthly streams is a key indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet.

During the three months ended March 31, 2013, the average number of monthly streams was approximately 863 million, an increase of 25% from approximately 693 million during the three months ended March 31, 2012.

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

In the three months ended March 31, 2013, the recurring dollar retention rate was 97% compared with 93% for the three months ended March 31, 2012. This recurring dollar retention rate provides visibility into our ongoing revenue.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2013	2012
Customers (at period end)
Volume	4,631	2,835
Premium	1,690	1,419

Total customers (at period end)	6,321	4,254

Average monthly year-to-date streams (in thousands)	862,889	693,113
Recurring dollar retention rate	97%	93%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue—We generate subscription and support revenue from the sale of Video Cloud and the Zencoder Service.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of bandwidth. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the allowable levels, the contract will provide for the rate at which the customer must pay for actual usage above the allowable levels. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

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

Cost of revenue increased in absolute dollars from the first three months of 2012 to the first three months of 2013. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. In connection with the Zencoder acquisition, approximately $2.7 million is to be paid to retain certain key employees over a two year period as services are performed. Give that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the condensed consolidated statement of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, loss on disposal of equipment and changes in the fair value of the warrants issued in connection with a line of credit.

Non-controlling Interest

Our results include a non-controlling interest in Brightcove Kabushiki Kaisha, or Brightcove KK. We owned 63% of the entity at December 31, 2012. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit) in our consolidated balance sheet at December 31, 2012. The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in our consolidated statements of operations through January 7, 2013. Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, also acted as product distributors for Brightcove KK in Japan. We historically recorded revenue from sales to J-Stream and Dentsu as revenue from a related party.

On January 8, 2013, we acquired the remaining 37% interest in Brightcove KK for a purchase price of approximately $1.1 million. As a result of the transaction, we now own 100% of Brightcove KK and will continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we will no longer record a noncontrolling interest in the consolidated statements of operations.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at March 31, 2013, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. We recorded stock-based compensation expense of $1.7 million and $947,000 for the three months ended March 31, 2013 and 2012, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2013 and 2012, 38% and 35%, respectively, of our revenue was generated in locations outside the United States. During the three months ended March 31, 2013 and 2012, 28% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as are some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, business combinations, intangible assets, goodwill and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2012.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 5, 2013.

We believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription and support revenue	$23,777	$18,836
Professional services and other revenue	944	1,108

Total revenue	24,721	19,944
Cost of revenue:
Cost of subscription and support revenue	6,747	5,195
Cost of professional services and other revenue	1,667	1,169

Total cost of revenue	8,414	6,364

Gross profit	16,307	13,580
Operating expenses:
Research and development	5,061	4,177
Sales and marketing	9,947	9,008
General and administrative	4,626	3,637
Merger-related	545	—

Total operating expenses	20,179	16,822

Loss from operations	(3,872)	(3,242)
Other expense, net	(299)	(263)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,171)	(3,505)
Provision for income taxes	38	29

Consolidated net loss	(4,209)	(3,534)
Net income attributable to non-controlling interest in consolidated subsidiary	(20)	(52)

Net loss attributable to Brightcove Inc.	(4,229)	(3,586)
Accretion of dividends on redeemable convertible preferred stock	—	(733)

Net loss attributable to common stockholders	$(4,229)	$(4,319)

Overview of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Total revenue increased by 24%, or $4.8 million, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in subscription and support revenue of 26%, or $4.9 million, offset by a decrease in professional services and other revenue of 15%, or $164,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,690 as of March 31, 2013, an increase of 19% from 1,419 customers as of March 31, 2012, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $784,000, or 45%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as our volume customer base continued to increase, including customers obtained in the Zencoder acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.7 million, or 20%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $3.9 million in the three months ended March 31, 2013 compared to $3.2 million in the three months ended March 31, 2012. Loss from operations in the three months ended March 31, 2013 included stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $430,000, respectively. Loss from operations in the three months ended March 31, 2012 included stock-based compensation expense of $947,000. We did not record amortization of acquired intangible assets during the three months ended March 31, 2012. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2013, we had $20.1 million of unrestricted cash and cash equivalents, a decrease of $1.6 million from $21.7 million at December 31, 2012, due primarily to $2.8 million of cash used in operating activities, $1.1 million used to purchase the non-controlling interest of our Brightcove KK subsidiary and $126,000 in capital expenditures to support the business, offset by $2.8 million in maturities of held-to-maturity investments.

Revenue

	Three Months Ended March 31,
	2013		2012		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$22,186	90%	$18,193	91%	$3,993	22%
Volume	2,535	10	1,751	9	784	45

Total	$24,721	100%	$19,944	100%	$4,777	24%

During the three months ended March 31, 2013, revenue increased by $4.8 million, or 24%, compared to the three months ended March 31, 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.0 million, or 22%, is the result of a 19% increase in the number of premium customers from 1,419 at March 31, 2012 to 1,690 at March 31, 2013. Volume revenue grew by $784,000, or 45%, which was also driven by an increase of 63% in customers from 2,835 at March 31, 2012 to 4,631 at March 31, 2013.

	Three Months Ended March 31,
	2013		2012		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$23,777	96%	$18,836	94%	$4,941	26%
Professional services and other	944	4	1,108	6	(164)	(15)

Total	$24,721	100%	$19,944	100%	$4,777	24%

In the three months ended March 31, 2013, subscription and support revenue increased by $4.9 million, or 26%, compared to the three months ended March 31, 2012. The increase was primarily related to the continued growth of our customer base for our premium offerings. Professional services and other revenue decreased by $164,000, or 15%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2013		2012		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$15,414	62%	$13,015	65%	$2,399	18%

Europe	5,390	22	4,435	22	955	22
Japan	1,453	6	1,303	7	150	12
Asia Pacific	2,282	9	1,093	5	1,189	109
Other	182	1	98	1	84	86

International subtotal	9,307	38	6,929	35	2,378	34

Total	$24,721	100%	$19,944	100%	$4,777	24%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2013, total revenue for North America increased $2.4 million, or 18%, compared to the three months ended March 31, 2012. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended March 31, 2013, total revenue outside of North America increased $2.4 million, or 34%, compared to the three months ended March 31, 2012. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended March 31,
	2013		2012		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$6,747	28%	$5,195	28%	$1,552	30%
Professional services and other	1,667	177	1,169	106	498	43

Total	$8,414	34%	$6,364	32%	$2,050	32%

In the three months ended March 31, 2013, cost of subscription and support revenue increased $1.6 million, or 30%, compared to the three months ended March 31, 2012. The increase resulted primarily from an increase in network hosting services, the cost of content delivery network expenses, third-party software as a service integrated with our service offering and employee-related expenses of $520,000, $311,000, $205,000 and $165,000, respectively. There were also increases in amortization of acquired intangible assets and depreciation expense of $253,000 and $118,000, respectively.

In the three months ended March 31, 2013, cost of professional services and other revenue increased $498,000, or 43%, compared to the three months ended March 31, 2012. The increase resulted primarily from an increase in contractor expenses of $554,000.

Gross Profit

	Three Months Ended March 31,
	2013		2012		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$17,030	72%	$13,641	72%	$3,389	25
Professional services and other	(723)	(77)	(61)	(6)	(662)	nm

Total	$16,307	66%	$13,580	68%	$2,727	20%

nm – not meaningful

For the three months ended March 31, 2013, the overall gross profit percentage was 66% compared to 68% for the three months ended March 31, 2012. The decrease in overall gross profit percentage was related to the negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2013		2012		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$5,061	21%	$4,177	21%	$884	21%
Sales and marketing	9,947	40	9,008	45	939	10
General and administrative	4,626	19	3,637	18	989	27
Merger-related	545	2	—	—	545	100

Total	$20,179	82%	$16,822	84%	$3,357	20%

Research and Development. In the three months ended March 31, 2013, research and development expense increased by $884,000, or 21%, compared to the three months ended March 31, 2012 primarily due to increases in employee-related and stock based compensation expenses of $329,000 and $239,000, respectively. There was also an increase in rent expense of $216,000. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended March 31, 2013, sales and marketing expense increased $939,000, or 10%, compared to the three months ended March 31, 2012 primarily due to increases in stock based compensation, marketing programs and employee-related expenses of $323,000, $299,000 and $264,000, respectively. There were also increases in rent and amortization of acquired intangible assets of $229,000 and $167,000, respectively. These increases were partially offset by decreases in contractor and commission expenses of $262,000 and $210,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended March 31, 2013, general and administrative expense increased by $989,000, or 27%, compared to the three months ended March 31, 2012 primarily due to an increase in insurance, stock based compensation and depreciation expenses of $116,000, $113,000 and $104,000, respectively. There was also an increase in rent expense of $104,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During the three months ended March 31, 2013, we incurred $545,000 of merger-related expenses associated with the retention of certain employees of Zencoder. We did not incur any such expenses during the three months ended March 31, 2012.

Other Expense, Net

	Three Months Ended March 31,
	2013		2012		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$21	—%	$10	—%	$11	110%
Interest expense	—	—	(240)	(1)	240	100
Other expense, net	(320)	(1)	(33)	—	(287)	nm

Total	$(299)	(1)%	$(263)	(1)%	$(36)	(14)%

nm – not meaningful

In the three months ended March 31, 2013, interest income, net, increased by $11,000 compared to the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended March 31, 2012 related to the borrowings under our term loan which were repaid during the three months ended March 31, 2012. The increase in other expense, net during the three months ended March 31, 2013 was primarily due to an increase in foreign currency exchange losses of $386,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended March 31,
	2013		2012		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$38	—%	$29	—%	$9	31%

The provision for income taxes remained relatively unchanged in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended March 31,
	2013		2012		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(20)	—%	$(52)	—%	$32	62%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of Brightcove KK. On January 8, 2013, we acquired the remaining 37% interest in Brightcove KK and, as a result, we now own 100% of Brightcove KK. We continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we no longer record a non-controlling interest in the consolidated statements of operations. The $20,000 above represents our proportionate share of the net income of Brightcove KK for the period from January 1, 2013 through January 7, 2013.

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

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2013	2012
	(in thousands)
Purchases of property and equipment	$(126)	$(3,742)
Depreciation and amortization	1,535	824
Cash flows used in operating activities	(2,814)	(2,769)
Cash flows provided by (used in) investing activities	2,734	(3,766)
Cash flows (used in) provided by financing activities	(976)	50,104

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at March 31, 2013 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit, commercial paper and corporate debentures. We do not enter into investments for trading or speculative purposes. At March 31, 2013 and December 31, 2012, restricted cash was $243,000 and $303,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and a portion of the restricted cash balance was associated with the lease agreement for our office in Seattle, Washington. At March 31, 2013 and December 31, 2012, we had $5.9 million and $5.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 78 and 72 days at March 31, 2013 and December 31, 2012, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the three months ended March 31, 2013, cash used in operating activities was $2.8 million and consisted of $4.2 million of net loss offset in part by non-cash expenses of $1.7 million for stock-based compensation expense and $1.5 million for depreciation and amortization expense. Uses of cash included an increase in accounts receivable and prepaid expenses and other current assets of $2.7 million and $1.2 million, respectively, and a decrease in accrued expenses of $2.0 million. These outflows were offset in part by an increase in deferred revenue and accounts payable of $3.1 million and $819,000, respectively. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the three months ended March 31, 2013, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments. The decrease in accounts payable primarily related to an increase in operating expenses and the timing of related payments.

Investing activities.

Cash provided by investing activities for the three months ended March 31, 2013 was $2.7 million, consisting primarily of $2.8 million for the maturities of investments, offset partially by $126,000 for purchases of property and equipment.

Financing activities

Cash used in financing activities for the three months ended March 31, 2013 was $1.0 million, consisting of $1.1 million for the purchase of the remaining 37% interest in Brightcove, offset partially by proceeds received from the exercise of common stock options of $108,000.

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) providing for an asset-based line of credit. Under this loan and security agreement, we can borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. We have a $2.4 million letter of credit outstanding under the credit agreement to secure the lease for our new corporate headquarters, which reduces the borrowing availability under the credit agreement. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the credit agreement accrue interest at a rate equal to the prime rate plus 1.5%. Amounts owed under the loan and security agreement were due on March 31, 2013, and interest and related finance charges are payable monthly. At March 31, 2013, we had no outstanding borrowings under this line of credit.

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In 2011, we borrowed $7.0 million under this credit facility. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at March 31, 2013.

On April 29, 2013, we amended for a second time our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of March 31, 2013 and December 31, 2012.

We have historically provided a valuation allowance against our net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, we determined in the fourth quarter of 2012 that it was probable that we will realize the benefits of our future deductible differences. As such, we released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193,000 income tax benefit in our consolidated statement of operations for the year ended December 31, 2012.

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

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, short and long-term investments and cash flow operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all.

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

Interest rate risk

We had unrestricted cash, cash equivalents and investments totaling $26.9 million at March 31, 2013. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit, commercial paper and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2012, a complaint was filed by Videoshare, LLC naming us in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that we have infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. On January 10, 2013, we filed a motion to dismiss the complaint and on January 21, 2013, Videoshare filed an amended complaint. On April 11, 2013, we filed a motion to dismiss Videoshare’s amended complaint. Videoshare has not yet responded to our motion to dismiss the amended complaint. We are evaluating the matter and, as such, have not yet determined whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2012, under the heading “Part I – Item 1A. Risk Factors”, together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Executive Chairman, Jeremy Allaire, our Chief Executive Officer and Director, David Mendels and our Chief Legal Officer, Andrew Feinberg, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

BRIGHTCOVE INC. (Registrant)

Date: May 6, 2013	By:	/s/ David Mendels
David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Christopher Menard
Christopher Menard
Chief Financial Officer
(Principal Financial Officer)