Form 10-Q
period 2013-06-30
BRIGHTCOVE INC
filed 2013-08-02
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013 there were 28,320,120 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$25,495	$21,708
Short-term investments	4,958	8,264
Restricted cash	42	102
Accounts receivable, net of allowance of $588 and $338, respectively (includes related party amounts of $0 and $451, respectively)	18,922	18,956
Prepaid expenses and other current assets	4,402	2,987
Deferred tax asset	163	187

Total current assets	53,982	52,204
Long-term investments	—	3,069
Property and equipment, net	7,115	8,400
Intangible assets, net	9,528	10,387
Goodwill	22,018	22,018
Restricted cash, net of current portion	201	201
Other assets	732	714

Total assets	$93,576	$96,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$911	$619
Accrued expenses	10,556	11,639
Deferred revenue	22,501	19,103

Total current liabilities	33,968	31,361
Deferred revenue, net of current portion	99	113
Other liabilities	1,267	1,027

Total liabilities	35,334	32,501
Contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,255,714 and 27,954,926 shares issued and outstanding, respectively	28	28
Additional paid in capital	172,069	167,912
Accumulated other comprehensive income	(242)	572
Accumulated deficit	(113,613)	(105,862)

Total stockholders’ equity attributable to Brightcove Inc.	58,242	62,650
Non-controlling interest in consolidated subsidiary	—	1,842

Total stockholders’ equity	58,242	64,492

Total liabilities and stockholders’ equity	$93,576	$96,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue: (1)
Subscription and support revenue	$25,575	$20,718	$49,352	$39,554
Professional services and other revenue	1,326	902	2,270	2,010

Total revenue	26,901	21,620	51,622	41,564
Cost of revenue: (2) (3)
Cost of subscription and support revenue	7,647	5,233	14,394	10,428
Cost of professional services and other revenue	1,525	1,211	3,192	2,380

Total cost of revenue	9,172	6,444	17,586	12,808

Gross profit	17,729	15,176	34,036	28,756
Operating expenses: (2) (3)
Research and development	4,982	4,564	10,043	8,741
Sales and marketing	10,749	9,745	20,696	18,753
General and administrative	4,754	4,274	9,380	7,911
Merger-related	546	479	1,091	479

Total operating expenses	21,031	19,062	41,210	35,884

Loss from operations	(3,302)	(3,886)	(7,174)	(7,128)
Other expense, net	(164)	(273)	(463)	(536)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,466)	(4,159)	(7,637)	(7,664)
Provision for income taxes	56	29	94	58

Consolidated net loss	(3,522)	(4,188)	(7,731)	(7,722)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(150)	(20)	(202)

Net loss attributable to Brightcove Inc.	(3,522)	(4,338)	(7,751)	(7,924)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(733)

Net loss attributable to common stockholders	$(3,522)	$(4,338)	$(7,751)	$(8,657)

Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.16)	$(0.28)	$(0.40)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	28,180,837	27,256,330	28,102,707	21,549,537

(1) Includes related party revenue (Note 13)	$—	$899	$42	$1,779
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$57	$35	$125	$55
Cost of professional services and other revenue	13	25	64	47
Research and development	228	136	548	217
Sales and marketing	509	363	1,084	615
General and administrative	645	704	1,330	1,276
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$253	$—	$506	$—
Research and development	10	—	20	—
Sales and marketing	167	—	334	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net loss	$(3,522)	$(4,188)	$(7,731)	$(7,722)
Other comprehensive income (loss):
Foreign currency translation adjustments	(257)	106	(813)	(94)

Other comprehensive loss	(257)	106	(813)	(94)

Comprehensive loss	(3,779)	(4,082)	(8,544)	(7,816)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(150)	(20)	(202)

Comprehensive loss attributable to Brightcove Inc.	$(3,779)	$(4,232)	$(8,564)	$(8,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(7,731)	$(7,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,069	1,821
Stock-based compensation	3,151	2,210
Change in fair value of warrants	—	(28)
Provision for reserves on accounts receivable	321	247
Amortization of premium on investments	55	45
Amortization of deferred financing costs	—	44
Loss on disposal of equipment	—	83
Changes in assets and liabilities:
Accounts receivable	(411)	(3,048)
Prepaid expenses and other current assets	(1,484)	(345)
Other assets	(29)	362
Accounts payable	294	(453)
Accrued expenses	(750)	415
Deferred revenue	3,509	2,473

Net cash used in operating activities	(6)	(3,896)

Investing activities
Maturities of investments	6,320	—
Purchases of investments	—	(14,067)
Purchases of property and equipment	(928)	(4,669)
Capitalization of internal-use software costs	—	(24)
Decrease in restricted cash	60	—

Net cash provided by (used in) investing activities	5,452	(18,760)

Financing activities
Proceeds from exercise of stock options	220	343
Purchase of non-controlling interest in consolidated subsidiary	(1,084)	—
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	56,762
Payments under term loan	—	(7,000)

Net cash (used in) provided by financing activities	(864)	50,105
Effect of exchange rate changes on cash	(795)	(69)

Net increase in cash and cash equivalents	3,787	27,380
Cash and cash equivalents at beginning of period	21,708	17,227

Cash and cash equivalents at end of period	$25,495	$44,607

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$—	$106,451

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$—	$396

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$—	$773

Vesting of restricted stock	$8	$50

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2013, the Company had eight wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd., Brightcove Kabushiki Kaisha (Brightcove KK) and Zencoder Inc. (Zencoder).

Prior to January 8, 2013, the Company owned a 63% interest in Brightcove KK, which the Company has held since the formation of Brightcove KK in 2008. On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. See Note 3 for further discussion on this transaction.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2013 and 2012. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

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

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Accordingly, the results of operations of Zencoder have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the merger and using assumptions that the Company’s management believes are reasonable given the information currently available. Transaction costs and retention costs associated with the transaction have been expensed as incurred.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

During the three months ended June 30, 2013 and 2012, the Company recorded merger-related expenses of $546 and $479, respectively, and during the six months ended June 30, 2013 and 2012, the Company recorded merger-related expenses of $1,091 and $479, respectively. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $27,379 purchase price, per the merger agreement, approximately $2,667 is to be paid to retain certain key employees over a two year period as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the Merger-related line item in the condensed consolidated statement of operations over the expected service period, and was $546 and $1,091, respectively, during the three and six months ended June 30, 2013. No merger-related costs associated with the retention of key employees were incurred during the three and six months ended June 30, 2012.

3. Non-controlling Interest

On May 30, 2008, the Company formed Brightcove KK, a wholly owned subsidiary of Brightcove Inc. On July 18, 2008, the Company entered into a joint venture agreement with J-Stream Inc. (J-Stream), Dentsu, Inc. (Dentsu), CyberCommunications, Inc. and Transcosmos Investments & Business Development, Inc. (collectively, the minority stockholders). The minority stockholders invested cash of approximately $4.8 million in Brightcove KK such that their cumulative ownership interest in the entity was 37%, while the Company retained a 63% ownership interest in the entity. The Company determined that it had a controlling interest and was the primary beneficiary of the entity. As such, the Company consolidated Brightcove KK for financial reporting purposes, and a non-controlling interest was recorded for the third parties’ interest in the net assets and operations of Brightcove KK to the extent of the non-controlling partners’ individual investments.

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

Non-controlling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in non-controlling interest for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$—	$1,160	$1,842	$1,108
Net income attributable to non-controlling interest in consolidated subsidiary	—	150	20	202
Purchase of non-controlling interest in consolidated subsidiary	—	—	(1,862)	—

Balance at end of period	$—	$1,310	$—	$1,310

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

At June 30, 2013 and December 31, 2012, no individual customer accounted for 10% or more of net accounts receivable. For the three and six months ended June 30, 2013 and 2012, no individual customer accounted for 10% or more of total revenue.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At June 30, 2013, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at June 30, 2013 and December 31, 2012.

Cash, cash equivalents and investments as of June 30, 2013 consist of the following:

	June 30, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,626	$13,626	$13,626
Money market funds	Demand	11,869	11,869	11,869

Total cash and cash equivalents		$25,495	$25,495	$25,495

Certificates of deposit	56 – 347 days	$1,440	$1,442	$1,440

Corporate debentures	91 – 280 days	3,518	3,525	3,518

Total short-term investments		$4,958	$4,967	$4,958

Cash, cash equivalents and investments as of December 31, 2012 consist of the following:

	December 31, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,275	$15,275	$15,275
Money market funds	Demand	6,433	6,433	6,433

Total cash and cash equivalents		$21,708	$21,708	$21,708

Certificates of deposit	111 – 290 days	$1,200	$1,200	$1,200
Commercial paper	52 – 100 days	1,397	1,399	1,397
Corporate debentures	21 – 342 days	5,667	5,673	5,667

Total short-term investments		$8,264	$8,272	$8,264

Certificates of deposit	475 – 528 days	$960	$962	$960
Corporate debentures	388 – 461 days	2,109	2,118	2,109

Total long-term investments		$3,069	$3,080	$3,069

7. Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average shares of common stock outstanding	28,181	27,299	28,103	21,600
Less: weighted-average number of unvested restricted common shares outstanding	—	43	—	50

Weighted-average number of common shares used in calculating net loss per common share	28,181	27,256	28,103	21,550

The following potentially dilutive common stock equivalent shares have been excluded from the computation of the weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Redeemable convertible preferred stock	—	—	—	4,348
Options outstanding	3,350	4,073	3,336	4,027
Restricted stock units outstanding	1,378	220	1,441	110
Unvested restricted shares	—	43	—	50
Warrants	28	34	28	37

Total	4,756	4,370	4,805	8,572

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$11,869	$—	$—	$11,869

Restricted cash	—	243	—	243

Certificates of deposit	—	1,440	—	1,440

Total assets	$11,869	$1,683	$—	$13,552

	December 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$6,433	$—	$—	$6,433

Restricted cash	—	303	—	303

Certificates of deposit	—	2,160	—	2,160

Total assets	$6,433	$2,463	$—	$8,896

9. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life in years	6.2	6.2	6.2	6.2
Risk-free interest rate	1.12%	1.23%	1.19%	1.29%
Volatility	55%	57%	55%	57%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$3.90	$9.12	$3.76	$7.89

The Company recorded stock-based compensation expense of $1,452 and $1,263 for the three months ended June 30, 2013 and 2012, respectively, and $3,151 and $2,210 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $13,005 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.42 years.

The following is a summary of the status of the Company’s stock options as of June 30, 2013 and the stock option activity for all stock option plans during the six months ended June 30, 2013.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	3,437,879	$0.31–16.88	$5.48
Granted	208,780	6.48–8.59	7.21
Exercised	(207,114)	0.31–9.31	1.06		$1,208
Canceled	(185,886)	1.25–16.88	11.50

Outstanding at June 30, 2013	3,253,659	$0.31–16.88	$5.53	6.63	$12,995

Exercisable at June 30, 2013	2,442,526	$0.31–16.88	$3.99	5.98	$12,475

Vested or expected to vest at June 30, 2013 (2)	3,098,808	$0.31–16.88	$5.28	6.51	$12,886

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2013 of $8.76 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of June 30, 2013 plus the number of unvested options expected to vest as of June 30, 2013 based on the unvested options outstanding at June 30, 2013 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2012	1,265,421	$11.72
Granted	382,621	6.57
Vested and issued	(83,674)	7.56
Canceled	(137,497)	11.09

Unvested by June 30, 2013	1,426,871	$11.15

The following table summarizes the restricted stock award activity during the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested by December 31, 2012	4,887	$9.31
Granted	—	—
Vested	(4,887)	$9.31
Repurchased	—	—

Unvested by June 30, 2013	—	$—	$—

As discussed in Note 3, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK. The Brightcove KK Stock Option Plan was terminated in connection with this transaction.

10. Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded income tax expense of $56 and $29, respectively, and $94 and $58, respectively, for the six months ended June 30, 2013 and 2012. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2013 and December 31, 2012.

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

11. Contingencies

Legal Matters

On July 19, 2012, a complaint was filed by Videoshare, LLC naming the Company in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that the Company has infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. On January 10, 2013, the Company filed a motion to dismiss the complaint and on January 21, 2013 Videoshare filed an amended complaint. On April 11, 2013, the Company filed a motion to dismiss Videoshare’s amended complaint. On May 23, 2013, Videoshare voluntarily dismissed all of its claims against the Company without prejudice.

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming the Company in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre-and post-judgment costs and interest. The Company answered and filed counterclaims against Blue Spike on December 3, 2012. The Company filed an amended answer and amended counterclaims against Blue Spike on July 15, 2013. This complaint is subject to indemnification by one of the Company’s vendors. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss or range of a possible loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2013, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against these customers by third parties. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with these customers.

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

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit, which reduce the borrowing availability of the Line of Credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit were repayable on March 31, 2013, and interest and related finance charges are payable monthly. At June 30, 2013 and December 31, 2012, the Company had no amounts outstanding under the Line of Credit.

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at June 30, 2013 and December 31, 2012.

On April 29, 2013, the Company entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) to the Line of Credit. The Second Modification Agreement increases the aggregate amount of borrowings that may be outstanding under the Line of Credit from $8.0 million to $10.0 million and extends the maturity date to March 30, 2015. The Company had no outstanding borrowings under the Second Modification Agreement at June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, accounts receivable from related parties was:

	June 30, 2013	December 31, 2012
J-Stream	$—	$432
Dentsu	—	19

Total related party accounts receivable	$—	$451

For the three and six months ended June 30, 2013 and 2012, the Company recorded revenue from related parties of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013(1)	2012
J-Stream	$—	$829	$36	$1,644
Dentsu	—	70	6	135

Total related party revenue	$—	$899	$42	$1,779

(1)	Represents related party revenue for the period from January 1, 2013 through January 7, 2013, which is the period prior to the Company’s acquisition of the remaining 37% interest in Brightcove KK on January 8, 2013.

14. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
North America	$15,794	$13,607	$31,208	$26,622
Europe	6,498	5,315	11,888	9,750
Japan	1,518	1,427	2,971	2,730
Asia Pacific	2,920	1,113	5,202	2,206
Other	171	158	353	256

Total revenue	$26,901	$21,620	$51,622	$41,564

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended June 30, 2013 and 2012, revenue from customers located in the United States was $14,655 and $12,526, respectively, and $28,947 and $24,334, respectively, during the six months ended June 30, 2013 and 2012. During the three and six months ended June 30, 2013 and 2012, no other international country contributed more than 10% of the Company’s total revenue.

As of June 30, 2013 and December 31, 2012, property and equipment at locations outside the U.S. was not material.

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

                 In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013.

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

Company Overview

We are a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of June 30, 2013, we had 6,386 customers in over 65 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the six months ended June 30, 2013, our customers used Video Cloud to deliver an average of approximately 919 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of December 31, 2012, we had 335 employees and 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. As of June 30, 2013, we had 345 employees and 6,386 customers, of which 4,680 used our volume offerings and 1,706 used our premium offerings.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $41.6 million in the six months ended June 30, 2012 to $51.6 million in the six months ended June 30, 2013. Our consolidated net loss was $7.7 million for both the six months ended June 30, 2012 and 2013.

For the six months ended June 30, 2013 and 2012, our net revenue derived from customers located outside North America was 40% and 36%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

Acquisitions

On August 14, 2012, we acquired Zencoder, a provider of cloud-based media encoding services, for total consideration of approximately $27.4 million. The results of operations of Zencoder have been consolidated with our results of operations beginning on August 14, 2012, the closing date of the transaction.

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

As of June 30, 2013, we had 6,386 customers, of which 4,680 used our volume offerings and 1,706 used our premium offerings. As of June 30, 2012, we had 4,697 customers, of which 3,200 used our volume offerings and 1,497 used our premium offerings. Our volume customers as of June 30, 2013 include customers obtained as part of the Zencoder acquisition.

•

Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud. We believe the average number of monthly streams is a key indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet.

During the six months ended June 30, 2013, the average number of monthly streams was approximately 919 million, an increase of 36% from approximately 674 million during the six months ended June 30, 2012.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue.

In the six months ended June 30, 2013, the recurring dollar retention rate was 100% compared with 95% for the six months ended June 30, 2012. The increase in our recurring dollar retention rate in the six months ended June 30, 2013 was driven by an increase in sales of additional products and services to our existing customer base. For example, one early renewal of an existing customer arrangement contained a significant upsell component.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2013	2012
Customers (at period end)
Volume	4,680	3,200
Premium	1,706	1,497

Total customers (at period end)	6,386	4,697

Average monthly year-to-date streams (in thousands)	919,301	674,170
Recurring dollar retention rate	100%	95%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue—We generate subscription and support revenue from the sale of Video Cloud and the Zencoder Service.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of bandwidth. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

The Zencoder Service includes all of the features and functionality necessary to encode digital files and convert them into a wide range of formats in a high-quality manner. The service is offered to customers on a subscription basis, with either committed contracts or pay-as-you-go contracts. The pricing is based on usage, which is comprised of minutes of video processed. The committed contracts include a fixed number of minutes of video processed. Should a customer’s usage of this service exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. Customers of the Zencoder Service on annual contracts are considered premium customers. Customers on month-to-month contracts, pay-as-you-go contracts, or contracts for a period of less than one year, are considered volume customers.

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

Cost of revenue increased in absolute dollars from the first six months of 2012 to the first six months of 2013. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs primarily consist of transaction expenses and related charges incurred as part of the Zencoder acquisition. In connection with the Zencoder acquisition, approximately $2.7 million is to be paid to retain certain key employees over a two year period from the date of acquisition as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the condensed consolidated statement of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, loss on disposal of equipment and changes in the fair value of the warrants issued in connection with a line of credit.

Non-controlling Interest

Our results include a non-controlling interest in Brightcove KK. We owned 63% of the entity at December 31, 2012. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity (deficit) in our consolidated balance sheet at December 31, 2012. The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in our consolidated statements of operations through January 7, 2013. Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, also acted as product distributors for Brightcove KK in Japan. We historically recorded revenue from sales to J-Stream and Dentsu as revenue from a related party.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at June 30, 2013, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. We recorded stock-based compensation expense of $1.5 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively and $3.2 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2013 and 2012, 46% and 42%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2013 and 2012, 44% and 41%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2013 and 2012, 31% and 30%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the six months ended June 30, 2013 and 2012, 30% and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscription and support revenue	$25,575	$20,718	$49,352	$39,554
Professional services and other revenue	1,326	902	2,270	2,010

Total revenue	26,901	21,620	51,622	41,564
Cost of revenue:
Cost of subscription and support revenue	7,647	5,233	14,394	10,428
Cost of professional services and other revenue	1,525	1,211	3,192	2,380

Total cost of revenue	9,172	6,444	17,586	12,808

Gross profit	17,729	15,176	34,036	28,756
Operating expenses:
Research and development	4,982	4,564	10,043	8,741
Sales and marketing	10,749	9,745	20,696	18,753
General and administrative	4,754	4,274	9,380	7,911
Merger-related	546	479	1,091	479

Total operating expenses	21,031	19,062	41,210	35,884

Loss from operations	(3,302)	(3,886)	(7,174)	(7,128)
Other expense, net	(164)	(273)	(463)	(536)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,466)	(4,159)	(7,637)	(7,664)
Provision for income taxes	56	29	94	58

Consolidated net loss	(3,522)	(4,188)	(7,731)	(7,722)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(150)	(20)	(202)

Net loss attributable to Brightcove Inc.	(3,522)	(4,338)	(7,751)	(7,924)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(733)

Net loss attributable to common stockholders	$(3,522)	$(4,338)	$(7,751)	$(8,657)

Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.16)	$(0.28)	$(0.40)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders - basic and diluted	28,180,837	27,256,330	28,102,707	21,549,537

Overview of Results of Operations for the Three Months Ended June 31, 2013 and 2012

Total revenue increased by 24%, or $5.3 million, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to an increase in subscription and support revenue of 23%, or $4.9 million, and an increase in professional services and other revenue of 47%, or $424,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,706 as of June 30, 2013, an increase of 14% from 1,497 customers as of June 30, 2012, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $861,000, or 47%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as our volume customer base continued to increase, including customers obtained in the Zencoder acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.6 million, or 17%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $3.3 million in the three months ended June 30, 2013 compared to $3.9 million in the three months ended June 30, 2012. Loss from operations in the three months ended June 30, 2013 included stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $1.5 million, $546,000 and $430,000, respectively. Loss from operations in the three months ended June 30, 2012 included stock-based compensation expense and merger-related expenses of $1.3 million and $479,000, respectively. We did not record amortization of acquired intangible assets during the three months ended June 30, 2012. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2013, we had $25.5 million of unrestricted cash and cash equivalents, an increase of $3.8 million from $21.7 million at December 31, 2012, due primarily to $6.3 million in maturities of investments offset by $1.1 million used to purchase the non-controlling interest of our Brightcove KK subsidiary and $928,000 in capital expenditures to support the business.

Revenue

	Three Months Ended June 30,
	2013		2012		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$24,222	90%	$19,802	92%	$4,420	22%
Volume	2,679	10	1,818	8	861	47

Total	$26,901	100%	$21,620	100%	$5,281	24%

During the three months ended June 30, 2013, revenue increased by $5.3 million, or 24%, compared to the three months ended June 30, 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.4 million, or 22%, is the result of a 14% increase in the number of premium customers from 1,497 at June 30, 2012 to 1,706 at June 30, 2013. Volume revenue grew by $861,000, or 47%, which was also driven by an increase of 46% in customers from 3,200 at June 30, 2012 to 4,680 at June 30, 2013, which includes customers obtained in the Zencoder acquisition.

	Three Months Ended June 30,
	2013		2012		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$25,575	95%	$20,718	96%	$4,857	23%
Professional services and other	1,326	5	902	4	424	47

Total	$26,901	100%	$21,620	100%	$5,281	24%

In the three months ended June 30, 2013, subscription and support revenue increased by $4.9 million, or 23%, compared to the three months ended June 30, 2012. The increase was primarily related to the continued growth of our customer base for our premium offerings. Professional services and other revenue increased by $424,000, or 47%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2013		2012		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$15,794	59%	$13,607	63%	$2,187	16%

Europe	6,498	23	5,315	25	1,183	22
Japan	1,518	6	1,427	6	91	6
Asia Pacific	2,920	11	1,113	5	1,807	162
Other	171	1	158	1	13	8

International subtotal	11,107	41	8,013	37	3,094	39

Total	$26,901	100%	$21,620	100%	$5,281	24%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2013, total revenue for North America increased $2.2 million, or 16%, compared to the three months ended June 30, 2012. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended June 30, 2013, total revenue outside of North America increased $3.1 million, or 39%, compared to the three months ended June 30, 2012. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended June 30,
	2013		2012		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$7,647	30%	$5,233	25%	$2,414	46%
Professional services and other	1,525	115	1,211	134	314	26

Total	$9,172	34%	$6,444	30%	$2,728	42%

In the three months ended June 30, 2013, cost of subscription and support revenue increased $2.4 million, or 46%, compared to the three months ended June 30, 2012. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, employee-related expenses and third-party software as a service integrated with our service offering of $1.1 million, $559,000, $142,000 and $111,000, respectively. There were also increases in amortization of acquired intangible assets of $253,000.

In the three months ended June 30, 2013, cost of professional services and other revenue increased $314,000, or 26%, compared to the three months ended June 30, 2012. The increase resulted primarily from an increase in contractor expenses of $293,000.

Gross Profit

	Three Months Ended June 30,
	2013		2012		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$17,928	70%	$15,485	75%	$2,443	16%
Professional services and other	(199)	(15)	(309)	(34)	110	36

Total	$17,729	66%	$15,176	70%	$2,553	17%

For the three months ended June 30, 2013, the overall gross profit percentage was 66% compared to 70% for the three months ended June 30, 2012. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2013		2012		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$4,982	18%	$4,564	21%	$418	9%
Sales and marketing	10,749	40	9,745	45	1,004	10
General and administrative	4,754	18	4,274	20	480	11
Merger-related	546	2	479	2	67	14

Total	$21,031	78%	$19,062	88%	$1,969	10%

Research and Development. In the three months ended June 30, 2013, research and development expense increased by $418,000, or 9%, compared to the three months ended June 30, 2012 primarily due to increases in employee-related and stock based compensation expenses of $316,000 and $92,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended June 30, 2013, sales and marketing expense increased $1.0 million, or 10%, compared to the three months ended June 30, 2012 primarily due to increases in employee-related expenses, stock based compensation and commission expenses of $329,000, $146,000 and $111,000, respectively. There were also increases in amortization of acquired intangible assets and rent of $167,000 and $124,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended June 30, 2013, general and administrative expense increased by $480,000, or 11%, compared to the three months ended June 30, 2012 primarily due to an increase in outside accounting and legal fees of $342,000 in addition to an increase in bad debt expense of $114,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During the three months ended June 30, 2013, we incurred $546,000 of merger-related expenses associated with the retention of certain employees of Zencoder. During the three months ended June 30, 2012, we incurred $479,000 of merger-related costs, which were transaction expenses incurred in connection with the acquisition of Zencoder.

Other Expense, Net

	Three Months Ended June 30,
	2013		2012		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$15	—%	$38	—%	$(23)	(61)%
Other expense, net	(179)	(1)	(311)	(1)	132	42

Total	$(164)	(1)%	$(273)	(1)%	$109	40%

In the three months ended June 30, 2013, interest income, net, decreased by $23,000 compared to the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The decrease in other expense, net during the three months ended June 30, 2013 was primarily due to a reduction of foreign currency exchange losses of $136,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended June 30,
	2013		2012		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$56	—%	$29	—%	$27	93%

The provision for income taxes increased by $27,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended June 30,
	2013		2012		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$—	—%	$(150)	(1)%	$150	(100)%

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

Overview of Results of Operations for the Six Months Ended June 30, 2013 and 2012

Total revenue increased by 24%, or $10.1 million, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to an increase in subscription and support revenue of 25%, or $9.8 million, and an increase in professional services and other revenue of 13%, or $260,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,706 as of June 30, 2013, an increase of 14% from 1,497 customers as of June 30, 2012, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $1.6 million, or 46%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as our volume customer base continued to increase, including customers obtained in the Zencoder acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $5.3 million, or 18%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $7.2 million in the six months ended June 30, 2013 compared to $7.1 million in the six months ended June 30, 2012. Loss from operations in the six months ended June 30, 2013 included stock-based compensation expense and amortization of acquired intangible assets of $3.2 million and $860,000, respectively. Loss from operations in the six months ended June 30, 2012 included stock-based compensation expense of $2.2 million. We did not record amortization of acquired intangible assets during the six months ended June 30, 2012. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2013, we had $25.5 million of unrestricted cash and cash equivalents, an increase of $3.8 million from $21.7 million at December 31, 2012, due primarily to $6.3 million in maturities of held-to-maturity investments offset by $1.1 million used to purchase the non-controlling interest of our Brightcove KK subsidiary and $928,000 in capital expenditures to support the business.

Revenue

	Six Months Ended June 30,
	2013		2012		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$46,409	90%	$37,995	91%	$8,414	22%
Volume	5,213	10	3,569	9	1,644	46

Total	$51,622	100%	$41,564	100%	$10,058	24%

During the six months ended June 30, 2013, revenue increased by $10.1 million, or 24%, compared to the three months ended June 30, 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $8.4 million, or 22%, is the result of a 14% increase in the number of premium customers from 1,497 at June 30, 2012 to 1,706 at June 30, 2013. Volume revenue grew by $1.6 million, or 46%, which was also driven by an increase of 46% in customers from 3,200 at June 30, 2012 to 4,680 at June 30, 2013, which includes customers obtained in the Zencoder acquisition.

	Six Months Ended June 30,
	2013		2012		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$49,352	96%	$39,554	95%	$9,798	25%
Professional services and other	2,270	4	2,010	5	260	13

Total	$51,622	100%	$41,564	100%	$10,058	24%

In the six months ended June 30, 2013, subscription and support revenue increased by $9.8 million, or 25%, compared to the six months ended June 30, 2012. The increase was primarily related to the continued growth of our customer base for our premium offerings. Professional services and other revenue increased by $260,000, or 13%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2013		2012		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$31,208	60%	$26,622	64%	$4,586	17%

Europe	11,888	23	9,750	23	2,138	22
Japan	2,971	6	2,730	7	241	9
Asia Pacific	5,202	10	2,206	5	2,996	136
Other	353	1	256	1	97	38

International subtotal	20,414	40	14,942	36	5,472	37

Total	$51,622	100%	$41,564	100%	$10,058	24%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2013, total revenue for North America increased $4.6 million, or 17%, compared to the six months ended June 30, 2012. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the six months ended June 30, 2013, total revenue outside of North America increased $5.5 million, or 37%, compared to the six months ended June 30, 2012. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Six Months Ended June 30,
	2013		2012		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$14,394	29%	$10,428	26%	$3,966	38%
Professional services and other	3,192	141	2,380	118	812	34

Total	$17,586	34%	$12,808	31%	$4,778	37%

In the six months ended June 30, 2013, cost of subscription and support revenue increased $4.0 million, or 38%, compared to the six months ended June 30, 2012. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, third-party software as a service integrated with our service offering and employee-related expenses of $1.5 million, $1.1 million, $316,000 and $307,000, respectively. There were also increases in amortization of acquired intangible assets and depreciation expense of $506,000 and $207,000, respectively.

In the six months ended June 30, 2013, cost of professional services and other revenue increased $812,000, or 34%, compared to the six months ended June 30, 2012. The increase resulted primarily from an increase in contractor expenses of $847,000.

Gross Profit

	Six Months Ended June 30,
	2013		2012		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$34,958	71%	$29,126	74%	$5,832	20%
Professional services and other	(922)	(41)	(370)	(18)	(552)	149

Total	$34,036	66%	$28,756	69%	$5,280	18%

For the six months ended June 30, 2013, the overall gross profit percentage was 66% compared to 69% for the six months ended June 30, 2012. The decrease in overall gross profit percentage was related to the negative gross profit for professional services and other due to the development of our professional services management team and infrastructure. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2013		2012		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount %
		(in thousands, except percentages)
Research and development	$10,043	20%	$8,741	21%	$1,302	15%
Sales and marketing	20,696	40	18,753	45	1,943	10
General and administrative	9,380	18	7,911	19	1,469	19
Merger-related	1,091	2	479	1	612	128

Total	$41,210	80%	$35,884	86%	$5,326	15%

Research and Development. In the six months ended June 30, 2013, research and development expense increased by $1.3 million, or 15%, compared to the six months ended June 30, 2012 primarily due to increases in employee-related and stock based compensation expenses of $645,000 and $331,000, respectively. There was also an increase in rent expense of $231,000. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the six months ended June 30, 2013, sales and marketing expense increased $1.9 million, or 10%, compared to the six months ended June 30, 2012 primarily due to increases in employee-related expenses, stock based compensation and marketing programs of $593,000, $469,000 and $371,000, respectively. There were also increases in rent and amortization of acquired intangible assets of $353,000 and $334,000, respectively. These increases were partially offset by decreases in contractor expenses of $317,000. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the six months ended June 30, 2013, general and administrative expense increased by $1.5 million, or 19%, compared to the six months ended June 30, 2012 primarily due to an increase in insurance and depreciation expenses of $171,000 and $148,000, respectively. There was also an increase in rent expense of $119,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During the six months ended June 30, 2013, we incurred $1.1 million of merger-related expenses associated with the retention of certain employees of Zencoder. During the six months ended June 30, 2012, we incurred $479,000 of merger-related costs which were transaction expenses incurred in connection with the acquisition of Zencoder.

Other Expense, Net

	Six Months Ended June 30,
	2013		2012		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$36	—%	$47	—%	$(11)	(23)%
Interest expense	—	—	(241)	—	241	100
Other expense, net	(499)	(1)	(342)	(1)	(157)	(46)

Total	$(463)	(1)%	$(536)	(1)%	$73	14%

In the six months ended June 30, 2013, interest income, net, decreased by $11,000 compared to the corresponding period of the prior year. Interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the six months ended June 30, 2012 related to the borrowings under our term loan which were repaid during the six months ended June 30, 2012. The increase in other expense, net during the six months ended June 30, 2013 was primarily due to an increase in foreign currency exchange losses of $250,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Six Months Ended June 30,
	2013		2012		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$94	—%	$58	—%	$36	62%

The provision for income taxes increased by $36,000 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Six Months Ended June 30,
	2013		2012		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(20)	—%	$(202)	—%	$182	(90)%

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

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2013	2012
	(in thousands)
Purchases of property and equipment	$(928)	$(4,669)
Depreciation and amortization	3,069	1,821
Cash flows used in operating activities	(6)	(3,896)
Cash flows provided by (used in) investing activities	5,452	(18,760)
Cash flows (used in) provided by financing activities	(864)	50,105

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at June 30, 2013 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit and corporate debentures. We do not enter into investments for trading or speculative purposes. At June 30, 2013 and December 31, 2012, restricted cash was $243,000 and $303,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards, and a portion of the restricted cash balance was associated with the lease agreement for our office in Seattle, Washington. At June 30, 2013 and December 31, 2012, we had $6.8 million and $5.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 64 and 72 days at June 30, 2013 and December 31, 2012, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the six months ended June 30, 2013, cash used in operating activities was $6,000 and consisted of $7.7 million of net loss offset in part by non-cash expenses of $3.2 million for stock-based compensation expense, $3.1 million for depreciation and amortization expense and a $321,000 provision for reserves on accounts receivable. Uses of cash included an increase in prepaid expenses and other current assets and accounts receivable of $1.5 million and $411,000, respectively, and a decrease in accrued expenses of $750,000. These outflows were offset in part by an increase in deferred revenue and accounts payable of $3.5 million and $294,000, respectively. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the six months ended June 30, 2013, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments. The decrease in accounts payable primarily related to an increase in operating expenses and the timing of related payments.

Investing activities.

Cash provided by investing activities for the six months ended June 30, 2013 was $5.5 million, consisting primarily of $6.3 million for the maturities of investments, offset partially by $928,000 for purchases of property and equipment.

Financing activities

Cash used in financing activities for the six months ended June 30, 2013 was $864,000, consisting of $1.1 million for the purchase of the remaining 37% interest in Brightcove KK, offset partially by proceeds received from the exercise of common stock options of $220,000.

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

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In 2011, we borrowed $7.0 million under this credit facility. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at June 30, 2013.

On April 29, 2013, we amended for a second time our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. We had no outstanding borrowings under this line of credit at June 30, 2013.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of June 30, 2013 and December 31, 2012.

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

Our contractual obligations as of December 31, 2012 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012. For the six months ended June 30, 2013, there have been no material changes in our contractual obligations outside the ordinary course of business.

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

Interest rate risk

We had unrestricted cash, cash equivalents and investments totaling $30.5 million at June 30, 2013. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2012, a complaint was filed by Videoshare, LLC naming us in a patent infringement case (Videoshare, LLC v. Brightcove Inc., United States District Court for the District of Massachusetts). The complaint alleges that we have infringed U.S. Patent No. 7,987,492 with a listed issue date of July 26, 2011, entitled “Sharing A Streaming Video.” The complaint seeks an injunction enjoining infringement, damages, and pre- and post-judgment costs and interest. On January 10, 2013, we filed a motion to dismiss the complaint and on January 21, 2013, Videoshare filed an amended complaint. On April 11, 2013, we filed a motion to dismiss Videoshare’s amended complaint. On May 23, 2013, Videoshare voluntarily dismissed all of its claims against us without prejudice.

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming us in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We answered and filed counterclaims against Blue Spike on December 3, 2012. We amended our answer and counterclaims on July 15, 2013. This complaint is subject to indemnification by one of our vendors. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

We also used approximately $27.4 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder, which closed on August 14, 2012. None of such consideration was for direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chairman, Jeremy Allaire, our Chief Executive Officer and Director, David Mendels and our Chief Legal Officer, Andrew Feinberg, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated By-Laws.

4.1(3)	Form of Common Stock certificate of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.

(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
*	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: August 2, 2013	By:	/s/ David Mendels
David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	By:	/s/ Christopher Menard
Christopher Menard
Chief Financial Officer
(Principal Financial Officer)