Form 10-Q
period 2013-09-30
BRIGHTCOVE INC
filed 2013-11-06
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013 there were 28,771,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,099	$21,708
Short-term investments	4,004	8,264
Restricted cash	163	102
Accounts receivable, net of allowance of $408 and $338, respectively (includes related party amounts of $0 and $451, respectively)	20,275	18,956
Prepaid expenses and other current assets	4,848	2,987
Deferred tax asset	163	187

Total current assets	59,552	52,204
Long-term investments	—	3,069
Property and equipment, net	7,208	8,400
Intangible assets, net	9,098	10,387
Goodwill	22,018	22,018
Restricted cash, net of current portion	201	201
Other assets	712	714

Total assets	$98,789	$96,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,483	$619
Accrued expenses	12,235	11,639
Deferred revenue	24,826	19,103

Total current liabilities	38,544	31,361
Deferred revenue, net of current portion	60	113
Other liabilities	1,224	1,027

Total liabilities	39,828	32,501
Contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,421,428 and 27,954,926 shares issued and outstanding, respectively	28	28
Additional paid in capital	174,019	167,912
Accumulated other comprehensive income (loss)	(207)	572
Accumulated deficit	(114,879)	(105,862)

Total stockholders’ equity attributable to Brightcove Inc.	58,961	62,650
Non-controlling interest in consolidated subsidiary	—	1,842

Total stockholders’ equity	58,961	64,492

Total liabilities and stockholders’ equity	$98,789	$96,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue: (1)
Subscription and support revenue	$26,535	$21,503	$75,887	$61,057
Professional services and other revenue	1,992	568	4,262	2,578

Total revenue	28,527	22,071	80,149	63,635
Cost of revenue: (2) (3)
Cost of subscription and support revenue	7,047	5,822	21,441	16,250
Cost of professional services and other revenue	2,201	1,151	5,393	3,531

Total cost of revenue	9,248	6,973	26,834	19,781

Gross profit	19,279	15,098	53,315	43,854
Operating expenses: (2) (3)
Research and development	5,607	4,771	15,650	13,512
Sales and marketing	10,159	9,429	30,855	28,182
General and administrative	4,460	3,855	13,840	11,766
Merger-related	370	756	1,461	1,235

Total operating expenses	20,596	18,811	61,806	54,695

Loss from operations	(1,317)	(3,713)	(8,491)	(10,841)
Other income (expense), net	104	42	(359)	(494)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(1,213)	(3,671)	(8,850)	(11,335)
Provision for (benefit from) income taxes	55	(3,280)	149	(3,222)

Consolidated net loss	(1,268)	(391)	(8,999)	(8,113)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(220)	(20)	(422)

Net loss attributable to Brightcove Inc.	(1,268)	(611)	(9,019)	(8,535)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(733)

Net loss attributable to common stockholders	$(1,268)	$(611)	$(9,019)	$(9,268)

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.02)	$(0.32)	$(0.39)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders - basic and diluted	28,345,519	27,478,705	28,184,533	23,539,859

(1) Includes related party revenue (Note 13)	$—	$965	$42	$2,744
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$60	$31	$185	$86
Cost of professional services and other revenue	53	32	117	79
Research and development	354	191	902	408
Sales and marketing	557	435	1,641	1,050
General and administrative	561	769	1,891	2,045
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$253	$127	$759	$127
Research and development	9	5	29	5
Sales and marketing	166	83	500	83

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net loss	$(1,268)	$(391)	$(8,999)	$(8,113)
Other comprehensive income (loss):
Foreign currency translation adjustments	34	122	(779)	28

Other comprehensive income (loss)	34	122	(779)	28

Comprehensive loss	(1,234)	(269)	(9,778)	(8,085)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(220)	(20)	(422)

Comprehensive loss attributable to Brightcove Inc.	$(1,234)	$(489)	$(9,798)	$(8,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(8,999)	$(8,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,562	3,109
Stock-based compensation	4,736	3,668
Deferred income tax benefit	—	(3,313)
Change in fair value of warrants	—	(28)
Provision for reserves on accounts receivable	351	91
Amortization of premium on investments	69	94
Amortization of deferred financing costs	—	44
Loss on disposal of equipment	—	83
Changes in assets and liabilities:
Accounts receivable	(1,795)	(4,737)
Prepaid expenses and other current assets	(1,285)	(500)
Other assets	(11)	321
Accounts payable	902	(1,051)
Accrued expenses	481	1,055
Deferred revenue	5,790	5,376

Net cash provided by (used in) operating activities	4,801	(3,901)

Investing activities
Maturities of investments	7,260	200
Purchases of investments	—	(14,105)
Purchases of property and equipment	(1,926)	(6,107)
Capitalization of internal-use software costs	(426)	(24)
Decrease in restricted cash	(61)	—
Cash paid for acquisition, net of cash acquired	—	(27,210)

Net cash provided by (used in) investing activities	4,847	(47,246)

Financing activities
Proceeds from exercise of stock options	585	1,047
Purchase of non-controlling interest in consolidated subsidiary	(1,084)	—
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	56,762
Payments under term loan	—	(7,000)

Net cash (used in) provided by financing activities	(499)	50,809
Effect of exchange rate changes on cash	(758)	51

Net increase (decrease) in cash and cash equivalents	8,391	(287)
Cash and cash equivalents at beginning of period	21,708	17,227

Cash and cash equivalents at end of period	$30,099	$16,940

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$—	$106,451

Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$—	$396

Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$—	$773

Vesting of restricted stock	$8	$75

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2013, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder) and Brightcove FZ-LLC.

Prior to January 8, 2013, the Company owned a 63% interest in Brightcove KK, which the Company held since the formation of Brightcove KK in 2008. On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. See Note 3 for further discussion on this transaction.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2013 and 2012. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Report on Form 10-Q.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

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

During the three months ended September 30, 2013 and 2012, the Company recorded merger-related expenses of $370 and $756, respectively, and during the nine months ended September 30, 2013 and 2012, the Company recorded merger-related expenses of $1,461 and $1,235, respectively. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $27,379 purchase price, per the merger agreement, approximately $2,667 is to be paid to retain certain key employees over a two year period as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the Merger-related line item in the condensed consolidated statements of operations over the expected service period, and was $281 during both the three and nine months ended September 30, 2012 and was $370 and $1,461, respectively, during the three and nine months ended September 30, 2013.

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

Non-controlling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in non-controlling interest for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$—	$1,310	$1,842	$1,108
Net income attributable to non-controlling interest in consolidated subsidiary	—	220	20	422
Purchase of non-controlling interest in consolidated subsidiary	—	—	(1,862)	—

Balance at end of period	$—	$1,530	$—	$1,530

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

At September 30, 2013 and December 31, 2012, no individual customer accounted for 10% or more of net accounts receivable. For the three and nine months ended September 30, 2013 and 2012, no individual customer accounted for 10% or more of total revenue.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At September 30, 2013 and December 31, 2012, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at September 30, 2013 and December 31, 2012.

Cash, cash equivalents and investments as of September 30, 2013 consist of the following:

	September 30, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,257	$17,257	$17,257
Money market funds	Demand	12,842	12,842	12,842

Total cash and cash equivalents		$30,099	$30,099	$30,099

Certificates of deposit	17 – 255 days	$1,200	$1,202	$1,200

Corporate debentures	69 – 188 days	2,804	2,809	2,804

Total short-term investments		$4,004	$4,011	$4,004

Cash, cash equivalents and investments as of December 31, 2012 consist of the following:

	December 31, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,275	$15,275	$15,275
Money market funds	Demand	6,433	6,433	6,433

Total cash and cash equivalents		$21,708	$21,708	$21,708

Certificates of deposit	111 – 290 days	$1,200	$1,200	$1,200
Commercial paper	52 – 100 days	1,397	1,399	1,397
Corporate debentures	21 – 342 days	5,667	5,673	5,667

Total short-term investments		$8,264	$8,272	$8,264

Certificates of deposit	475 – 528 days	$960	$962	$960
Corporate debentures	388 – 461 days	2,109	2,118	2,109

Total long-term investments		$3,069	$3,080	$3,069

7. Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares of common stock outstanding	28,346	27,507	28,185	23,583
Less: weighted-average number of unvested restricted common shares outstanding	—	28	—	43

Weighted-average number of common shares used in calculating net loss per common share	28,346	27,479	28,185	23,540

The following potentially dilutive common stock equivalent shares have been excluded from the computation of the weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Redeemable convertible preferred stock	—	—	—	2,888
Options outstanding	3,563	3,895	3,380	4,002
Restricted stock units outstanding	1,371	271	1,434	214
Unvested restricted shares	—	28	—	43
Warrants	28	31	28	40

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,842	$—	$—	$12,842

Restricted cash	—	364	—	364

Total assets	$12,842	$364	$—	$13,206

	December 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$6,433	$—	$—	$6,433

Restricted cash	—	303	—	303

Total assets	$6,433	$303	$—	$6,736

9. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life in years	6.3	6.3	6.2	6.2
Risk-free interest rate	2.04%	1.01%	1.79%	1.26%
Volatility	54%	56%	54%	57%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$5.64	$7.87	$5.08	$7.90

The Company recorded stock-based compensation expense of $1,585 and $1,458 for the three months ended September 30, 2013 and 2012, respectively, and $4,736 and $3,668 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $13,379 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.90 years.

The following is a summary of the status of the Company’s stock options as of September 30, 2013 and the stock option activity for all stock option plans during the nine months ended September 30, 2013.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	3,437,879	$0.31–16.88	$5.48
Granted	703,411	6.48–10.61	9.60
Exercised	(367,613)	0.31–11.00	1.59		$2,461
Canceled	(271,482)	1.25–16.88	11.28

Outstanding at September 30, 2013	3,502,195	$0.31–16.88	$6.27	6.95	$18,515

Exercisable at September 30, 2013	2,332,875	$0.31–16.88	$4.19	5.94	$16,779

Vested or expected to vest at September 30, 2013 (2)	3,235,369	$0.31–16.88	$5.91	6.76	$18,163

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2013 of $11.25 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of September 30, 2013 plus the number of unvested options expected to vest as of September 30, 2013 based on the unvested options outstanding at September 30, 2013 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2012	1,265,421	$11.72
Granted	401,791	6.76
Vested and issued	(88,889)	7.72
Canceled	(170,042)	10.78

Unvested by September 30, 2013	1,408,281	$10.22

The following table summarizes the restricted stock award activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested by December 31, 2012	4,887	$9.31
Granted	—	—
Vested	(4,887)	$9.31
Repurchased	—	—

Unvested by September 30, 2013	—	$—	$—

As discussed in Note 3 to the condensed consolidated financial statements, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK. The Brightcove KK Stock Option Plan was terminated in connection with this transaction.

10. Income Taxes

For the three months ended September 30, 2013 and 2012, the Company recorded an income tax provision (benefit) of $55 and $(3,280), respectively, and $149 and $(3,222), respectively, for the nine months ended September 30, 2013 and 2012. The income tax provision for the three and nine months ended September 30, 2013 relates principally to the Company’s foreign operations. The income tax benefit recorded for the three and nine months ended September 30, 2012 relates principally to a reduction of the Company’s valuation against its existing deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2013 and December 31, 2012.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company and Joyus in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations of infringement of U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this matter, nor can the Company reasonably estimate the potential loss or range of a possible loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2013, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against these customers by third parties. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with these customers.

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

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit, which reduce the borrowing availability of the Line of Credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit were repayable on March 31, 2013, and interest and related finance charges are payable monthly. At September 30, 2013 and December 31, 2012, the Company had no amounts outstanding under the Line of Credit.

On June 24, 2011, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at September 30, 2013 and December 31, 2012.

On April 29, 2013, the Company entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) to the Line of Credit. The Second Modification Agreement increases the aggregate amount of borrowings that may be outstanding under the Line of Credit from $8.0 million to $10.0 million and extends the maturity date to March 30, 2015. The Company had no outstanding borrowings under the Second Modification Agreement at September 30, 2013.

13. Related Party Transactions

Two of the former non-controlling interest holders in Brightcove KK, J-Stream and Dentsu, acted as product distributors for the Company in Japan. As disclosed in Note 3 to the condensed consolidated financial statements, on January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. As such, J-Stream and Dentsu are no longer considered related parties effective January 8, 2013.

As of September 30, 2013 and December 31, 2012, accounts receivable from related parties was:

	September 30, 2013	December 31, 2012
J-Stream	$—	$432
Dentsu	—	19

Total related party accounts receivable	$—	$451

For the three and nine months ended September 30, 2013 and 2012, the Company recorded revenue from related parties of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013(1)	2012
J-Stream	$—	$899	$36	$2,543
Dentsu	—	66	6	201

Total related party revenue	$—	$965	$42	$2,744

(1)	Represents related party revenue for the period from January 1, 2013 through January 7, 2013, which is the period prior to the Company’s acquisition of the remaining 37% interest in Brightcove KK on January 8, 2013.

14. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
North America	$17,026	$13,885	$48,234	$40,507
Europe	7,071	4,849	18,959	14,599
Japan	1,714	1,581	4,685	4,311
Asia Pacific	2,508	1,582	7,710	3,788
Other	208	174	561	430

Total revenue	$28,527	$22,071	$80,149	$63,635

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended September 30, 2013 and 2012, revenue from customers located in the United States was $15,739 and $12,893, respectively, and $44,597 and $37,227, respectively, during the nine months ended September 30, 2013 and 2012. During the three and nine months ended September 30, 2013 and 2012, no international country contributed more than 10% of the Company’s total revenue.

As of September 30, 2013 and December 31, 2012, property and equipment at locations outside the U.S. was not material.

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

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of ASU 2011-11 did not have a significant impact on the Company’s results of operations or financial position.

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

Company Overview

We are a leading global provider of cloud-based solutions for publishing and distributing professional digital media. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of September 30, 2013, we had 6,374 customers in over 70 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the nine months ended September 30, 2013, our customers used Video Cloud to deliver an average of approximately 921 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of December 31, 2012, we had 335 employees and 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. As of September 30, 2013, we had 346 employees and 6,374 customers, of which 4,615 used our volume offerings and 1,759 used our premium offerings.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $63.6 million in the nine months ended September 30, 2012 to $80.1 million in the nine months ended September 30, 2013. Our consolidated net loss was $8.1 million and $9.0 million for the nine months ended September 30, 2012 and 2013, respectively.

For the nine months ended September 30, 2013 and 2012, our net revenue derived from customers located outside North America was 40% and 36%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

Acquisitions

On August 14, 2012, we acquired Zencoder Inc., or Zencoder, a provider of cloud-based media encoding services, for total consideration of approximately $27.4 million. The results of operations of Zencoder have been consolidated with our results of operations beginning on August 14, 2012, the closing date of the transaction.

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

As of September 30, 2013, we had 6,374 customers, of which 4,615 used our volume offerings and 1,759 used our premium offerings. As of September 30, 2012, we had 6,143 customers, of which 4,570 used our volume offerings and 1,573 used our premium offerings. Our volume customers as of September 30, 2013 include customers obtained as part of the Zencoder acquisition.

•	Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud. We believe the average number of monthly streams is a key indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet.

During the nine months ended September 30, 2013, the average number of monthly streams was approximately 921 million, an increase of 39% from approximately 661 million during the nine months ended September 30, 2012.

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

In the nine months ended September 30, 2013, the recurring dollar retention rate was 97% compared with 96% for the nine months ended September 30, 2012. The increase in our recurring dollar retention rate in the nine months ended September 30, 2013 was driven by an increase in sales of additional products and services to our existing customer base. For example, one early renewal of an existing customer arrangement contained a significant upsell component.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2013	2012
Customers (at period end)
Volume	4,615	4,570
Premium	1,759	1,573

Total customers (at period end)	6,374	6,143

Average monthly year-to-date streams (in thousands)	920,797	661,114
Recurring dollar retention rate	97%	96%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue – We generate subscription and support revenue from the sale of Video Cloud and the Zencoder Service.

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

Professional Services and Other Revenue – Professional services and other revenue consists of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are typically priced on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed.

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

Cost of revenue increased in absolute dollars from the first nine months of 2012 to the first nine months of 2013. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Non-controlling Interest

Our results include a non-controlling interest in Brightcove KK. We owned 63% of the entity at December 31, 2012. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity in our consolidated balance sheet at December 31, 2012. The portion of net income attributable to non-controlling interest is presented as net income attributable to non-controlling interest in consolidated subsidiary in our consolidated statements of operations through January 7, 2013. Two of the minority interest holders in Brightcove KK, J-Stream and Dentsu, also acted as product distributors for Brightcove KK in Japan. We historically recorded revenue from sales to J-Stream and Dentsu as revenue from a related party.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at September 30, 2013, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. We recorded stock-based compensation expense of $1.6 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively and $4.7 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2013 and 2012, 45% and 42%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2013 and 2012, 44% and 41%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2013 and 2012, 31% and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the nine months ended September 30, 2013 and 2012, 30% and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscription and support revenue	$26,535	$21,503	$75,887	$61,057
Professional services and other revenue	1,992	568	4,262	2,578

Total revenue	28,527	22,071	80,149	63,635
Cost of revenue:
Cost of subscription and support revenue	7,047	5,822	21,441	16,250
Cost of professional services and other revenue	2,201	1,151	5,393	3,531

Total cost of revenue	9,248	6,973	26,834	19,781

Gross profit	19,279	15,098	53,315	43,854
Operating expenses:
Research and development	5,607	4,771	15,650	13,512
Sales and marketing	10,159	9,429	30,855	28,182
General and administrative	4,460	3,855	13,840	11,766
Merger-related	370	756	1,461	1,235

Total operating expenses	20,596	18,811	61,806	54,695

Loss from operations	(1,317)	(3,713)	(8,491)	(10,841)
Other income (expense), net	104	42	(359)	(494)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(1,213)	(3,671)	(8,850)	(11,335)
Provision for (benefit from) income taxes	55	(3,280)	149	(3,222)

Consolidated net loss	(1,268)	(391)	(8,999)	(8,113)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(220)	(20)	(422)

Net loss attributable to Brightcove Inc.	(1,268)	(611)	(9,019)	(8,535)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(733)

Net loss attributable to common stockholders	$(1,268)	$(611)	$(9,019)	$(9,268)

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.02)	$(0.32)	$(0.39)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders - basic and diluted	28,345,519	27,478,705	28,184,533	23,539,859

Overview of Results of Operations for the Three Months Ended September 30, 2013 and 2012

Total revenue increased by 29%, or $6.5 million, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to an increase in subscription and support revenue of 23%, or $5.0 million, and an increase in professional services and other revenue of 251%, or $1.4 million. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,759 as of September 30, 2013, an increase of 12% from 1,573 customers as of September 30, 2012, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $538,000, or 26%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $4.2 million, or 28%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $1.3 million in the three months ended September 30, 2013 compared to $3.7 million in the three months ended September 30, 2012. Loss from operations in the three months ended September 30, 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.6 million, $428,000 and $370,000, respectively. Loss from operations in the three months ended September 30, 2012 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.5 million, $215,000 and $756,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2013, we had $30.1 million of unrestricted cash and cash equivalents, an increase of $8.4 million from $21.7 million at December 31, 2012, due primarily to $7.3 million in maturities of investments offset by $1.1 million used to purchase the non-controlling interest of our Brightcove KK subsidiary and $1.9 million in capital expenditures to support the business.

Revenue

	Three Months Ended September 30,
	2013		2012		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$25,894	91%	$19,976	91%	$5,918	30%
Volume	2,633	9	2,095	9	538	26

Total	$28,527	100%	$22,071	100%	$6,456	29%

During the three months ended September 30, 2013, revenue increased by $6.5 million, or 29%, compared to the three months ended September 30, 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $5.9 million, or 30%, is partially the result of a 12% increase in the number of premium customers from 1,573 at September 30, 2012 to 1,759 at September 30, 2013. There were also increases in professional services revenue and Zencoder media encoding services revenue. The three month period ended September 30, 2013 includes a full quarter of Zencoder media encoding services revenue while the three month period ended September 30, 2012 includes revenue from the date of closing, August 14, 2012, through September 30, 2012. In the three months ended September 30, 2013, volume revenue grew by $538,000, or 26%, compared to the three months ended September 30, 2012. The increase can be attributed to a full quarter of Zencoder volume revenue during the three months ended September 30, 2013 as compared to a partial quarter in the corresponding period of the prior year.

	Three Months Ended September 30,
	2013		2012		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$26,535	93%	$21,503	97%	$5,032	23%
Professional services and other	1,992	7	568	3	1,424	251

Total	$28,527	100%	$22,071	100%	$6,456	29%

In the three months ended September 30, 2013, subscription and support revenue increased by $5.0 million, or 23%, compared to the three months ended September 30, 2012. The increase was primarily related to the continued growth of our customer base for our premium offerings and growth per customer. Professional services and other revenue increased by 251%, or $1.4 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2013		2012		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$17,026	60%	$13,885	63%	$3,141	23%

Europe	7,071	24	4,849	22	2,222	46
Japan	1,714	6	1,581	7	133	8
Asia Pacific	2,508	9	1,582	7	926	59
Other	208	1	174	1	34	20

International subtotal	11,501	40	8,186	37	3,315	40

Total	$28,527	100%	$22,071	100%	$6,456	29%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended September 30, 2013, total revenue for North America increased $3.1 million, or 23%, compared to the three months ended September 30, 2012. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended September 30, 2013, total revenue outside of North America increased $3.3 million, or 40%, compared to the three months ended September 30, 2012. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended September 30,
	2013		2012		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$7,047	27%	$5,822	27%	$1,225	21%
Professional services and other	2,201	110	1,151	203	1,050	91

Total	$9,248	32%	$6,973	32%	$2,275	33%

In the three months ended September 30, 2013, cost of subscription and support revenue increased $1.2 million, or 21%, compared to the three months ended September 30, 2012. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services and employee-related expenses of $660,000, $241,000 and $128,000, respectively. There were also increases in amortization of acquired intangible assets of $126,000.

In the three months ended September 30, 2013, cost of professional services and other revenue increased $1.1 million, or 91%, compared to the three months ended September 30, 2012. The increase resulted primarily from an increase in contractor expenses and employee-related expenses of $694,000 and $285,000, respectively.

Gross Profit

	Three Months Ended September 30,
	2013		2012		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$19,488	73%	$15,681	73%	$3,807	24%
Professional services and other	(209)	(10)	(583)	(103)	374	64

Total	$19,279	68%	$15,098	68%	$4,181	28%

The overall gross profit percentage was 68% for both the three months ended September 30, 2013 and 2012. Professional services and other gross profit increased $374,000, or 64%, compared to the three months ended September 30, 2012. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects. The professional services and other gross profit percentage has improved from the three months ended September 30, 2012 to the three months ended September 30, 2013 as we have continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects.

Operating Expenses

	Three Months Ended September 30,
	2013		2012		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$5,607	19%	$4,771	22%	$836	18%
Sales and marketing	10,159	36	9,429	43	730	8
General and administrative	4,460	16	3,855	17	605	16
Merger-related	370	1	756	3	(386)	(51)

Total	$20,596	72%	$18,811	85%	$1,785	9%

Research and Development. In the three months ended September 30, 2013, research and development expense increased by $836,000, or 18%, compared to the three months ended September 30, 2012 primarily due to increases in employee-related and stock based compensation expenses of $520,000 and $163,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended September 30, 2013, sales and marketing expense increased $730,000, or 8%, compared to the three months ended September 30, 2012 primarily due to increases in employee-related expenses, marketing programs and stock based compensation expenses of $158,000, $138,000 and $122,000, respectively. There were also increases in rent and contractor expenses of $172,000 and $104,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended September 30, 2013, general and administrative expense increased by $605,000, or 16%, compared to the three months ended September 30, 2012 primarily due to an increase in employee-related expenses, bad debt expense and outside accounting and legal fees of $305,000, $186,000 and $157,000, respectively. These increases were offset by a decrease in stock based compensation expense of $208,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During the three months ended September 30, 2013, we incurred $370,000 of merger-related expenses associated with the retention of certain employees of Zencoder. During the three months ended September 30, 2012, we incurred merger-related expenses associated with the retention of certain employees of Zencoder of $281,000 in addition to transaction expenses incurred in connection with the acquisition of Zencoder of $475,000.

Other Income, Net

	Three Months Ended September 30,
	2013		2012		Change
Other Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$12	—%	$35	—%	$(23)	(66)%
Other income, net	92	—	7	—	85	nm

Total	$104	—%	$42	—%	$62	147%

nm – not meaningful

In the three months ended September 30, 2013, interest income, net, decreased by $23,000 compared to the corresponding period of the prior year. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The increase in other income, net during the three months ended September 30, 2013 was primarily due to an increase of foreign currency exchange gains of $86,000 upon collection of foreign denominated accounts receivable.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2013		2012		Change
Provision for (Benefit from) Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for (benefit from) income taxes	$55	—%	$(3,280)	(15)%	$3,335	(102)%

The provision for income taxes during the three months ended September 30, 2013 was primarily comprised of income tax expenses related to foreign jurisdictions. During the three months ended September 30, 2012, we recorded a benefit from income taxes of $3.3 million, primarily relating to the reduction of our valuation against our existing net deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. Upon the closing of the acquisition of Zencoder, we assumed $3.3 million of net deferred tax liabilities which created a future source of taxable income for which our deferred tax assets can be realized and as a result we reduced the valuation allowance by approximately $3.3 million during the three months ended September 30, 2012. This benefit is partially offset by $33,000 of expense relating to income tax in foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended September 30,
	2013		2012		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$—	—%	$(220)	(1)%	$220	(100)%

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

Overview of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Total revenue increased by 26%, or $16.5 million, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to an increase in subscription and support revenue of 24%, or $14.8 million, and an increase in professional services and other revenue of 65%, or $1.7 million. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,759 as of September 30, 2013, an increase of 12% from 1,573 customers as of September 30, 2012, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $2.2 million, or 38%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $9.5 million, or 22%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $8.5 million in the nine months ended September 30, 2013 compared to $10.8 million in the nine months ended September 30, 2012. Loss from operations in the nine months ended September 30, 2013 included stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $4.7 million, $1.5 million and $1.3 million, respectively. Loss from operations in the nine months ended September 30, 2012 included stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $3.7 million, $1.2 million and $215,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2013, we had $30.1 million of unrestricted cash and cash equivalents, an increase of $8.4 million from $21.7 million at December 31, 2012, due primarily to $7.3 million in maturities of investments offset by $1.1 million used to purchase the non-controlling interest of our Brightcove KK subsidiary and $1.9 million in capital expenditures to support the business.

Revenue

	Nine Months Ended September 30,
	2013		2012		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Premium	$72,302	90%	$57,968	91%	$14,334	25%
Volume	7,847	10	5,667	9	2,180	38

Total	$80,149	100%	$63,635	100%	$16,514	26%

During the nine months ended September 30, 2013, revenue increased by $16.5 million, or 26%, compared to the nine months ended September 30, 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $14.3 million, or 25%, is partially the result of a 12% increase in the number of premium customers from 1,573 at September 30, 2012 to 1,759 at September 30, 2013. There were also increases in professional services revenue and revenue related to Zencoder media encoding services. The nine month period ended September 30, 2013 includes a full nine months of revenue related to Zencoder media encoding services while the nine month period ended September 30, 2012 includes revenue from the date of closing, August 14, 2012, through September 30, 2012. In the nine months ended September 30, 2013, volume revenue grew by $2.2 million, or 38%, compared to the nine months ended September 30, 2012. The increase can be attributed to a full nine months of Zencoder volume revenue during the nine months ended September 30, 2013 as compared to partial revenue in the corresponding period of the prior year.

	Nine Months Ended September 30,
	2013		2012		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$75,887	95%	$61,057	96%	$14,830	24%
Professional services and other	4,262	5	2,578	4	1,684	65

Total	$80,149	100%	$63,635	100%	$16,514	26%

In the nine months ended September 30, 2013, subscription and support revenue increased by $14.8 million, or 24%, compared to the nine months ended September 30, 2012. The increase was primarily related to the continued growth of our customer base for our premium offerings. Professional services and other revenue increased by $1.7 million, or 65%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2013		2012		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
North America	$48,234	60%	$40,507	64%	$7,727	19%

Europe	18,959	24	14,599	23	4,360	30
Japan	4,685	6	4,311	7	374	9
Asia Pacific	7,710	9	3,788	6	3,922	104
Other	561	1	430	—	131	30

International subtotal	31,915	40	23,128	36	8,787	38

Total	$80,149	100%	$63,635	100%	$16,514	26%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the nine months ended September 30, 2013, total revenue for North America increased $7.7 million, or 19%, compared to the nine months ended September 30, 2012. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the nine months ended September 30, 2013, total revenue outside of North America increased $8.8 million, or 38%, compared to the nine months ended September 30, 2012. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Nine Months Ended September 30,
	2013		2012		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$21,441	28%	$16,250	27%	$5,191	32%
Professional services and other	5,393	127	3,531	137	1,862	53

Total	$26,834	33%	$19,781	31%	$7,053	36%

In the nine months ended September 30, 2013, cost of subscription and support revenue increased $5.2 million, or 32%, compared to the nine months ended September 30, 2012. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, employee-related expenses and third-party software as a service integrated with our service offering of $2.1 million, $1.3 million, $435,000 and $295,000, respectively. There were also increases in amortization of acquired intangible assets and depreciation expense of $632,000 and $211,000, respectively.

In the nine months ended September 30, 2013, cost of professional services and other revenue increased $1.9 million, or 53%, compared to the nine months ended September 30, 2012. The increase resulted primarily from an increase in contractor expenses and employee-related expenses of $1.5 million and $193,000, respectively.

Gross Profit

	Nine Months Ended September 30,
	2013		2012		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
		(in thousands, except percentages)
Subscription and support	$54,446	72%	$44,807	73%	$9,639	22%
Professional services and other	(1,131)	(27)	(953)	(37)	(178)	(19)

Total	$53,315	67%	$43,854	69%	$9,461	22%

For the nine months ended September 30, 2013, the overall gross profit percentage was 67% compared to 69% for the nine months ended September 30, 2012. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects. The professional services and other gross profit percentage has improved from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as we have continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects.

Operating Expenses

	Nine Months Ended September 30,
	2013		2012		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Research and development	$15,650	20%	$13,512	21%	$2,138	16%
Sales and marketing	30,855	38	28,182	44	2,673	9
General and administrative	13,840	17	11,766	19	2,074	18
Merger-related	1,461	2	1,235	2	226	18

Total	$61,806	77%	$54,695	86%	$7,111	13%

Research and Development. In the nine months ended September 30, 2013, research and development expense increased by $2.1 million, or 16%, compared to the nine months ended September 30, 2012 primarily due to increases in employee-related and stock based compensation expenses of $1.2 million and $494,000, respectively. There was also an increase in rent expense of $249,000.

Sales and Marketing. In the nine months ended September 30, 2013, sales and marketing expense increased $2.7 million, or 9%, compared to the nine months ended September 30, 2012 primarily due to increases in employee-related expenses, stock based compensation and marketing programs of $751,000, $591,000 and $509,000, respectively. There were also increases in rent and amortization of acquired intangible assets of $525,000 and $417,000, respectively.

General and Administrative. In the nine months ended September 30, 2013, general and administrative expense increased by $2.1 million, or 18%, compared to the nine months ended September 30, 2012 primarily due to an increase in outside accounting and legal fees, employee-related expenses and insurance of $908,000, $244,000 and $183,000, respectively. There were also increases in bad debt, depreciation and rent expenses of $272,000, $155,000 and $138,000, respectively. These increases were offset by a decrease in stock based compensation expense of $153,000.

Merger-related. During the nine months ended September 30, 2013, we incurred $1.5 million of merger-related expenses associated with the retention of certain employees of Zencoder. During the nine months ended September 30, 2012, we incurred merger-related expenses associated with the retention of certain employees of Zencoder of $281,000 in addition to transaction expenses of $954,000 incurred in connection with the acquisition of Zencoder.

Other Expense, Net

	Nine Months Ended September 30,
	2013		2012		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Interest income, net	$48	—%	$82	—%	$(34)	(41)%
Interest expense	—	—	(241)	—	241	100
Other expense, net	(407)	(1)	(335)	(1)	(72)	(21)

Total	$(359)	—%	$(494)	(1)%	$135	27%

In the nine months ended September 30, 2013, interest income, net, decreased by $34,000 compared to the corresponding period of the prior year. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the nine months ended September 30, 2012 related to the borrowings under our term loan which were repaid during the nine months ended September 30, 2012. The increase in other expense, net during the nine months ended September 30, 2013 was primarily due to an increase in foreign currency exchange losses of $164,000 upon collection of foreign denominated accounts receivable offset by a loss on disposal of equipment of $81,000.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2013		2012		Change
Provision for (Benefit from) Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for (benefit from) income taxes	$149	—%	$(3,222)	(5)%	$3,371	(105)%

The provision for income taxes during the nine months ended September 30, 2013 was primarily comprised of income tax expenses related to foreign jurisdictions. During the nine months ended September 30, 2012, we recorded a benefit from income taxes of approximately $3.3 million related to the reduction of our valuation against our existing net deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. Upon the closing of the acquisition of Zencoder, we assumed $3.3 million of net deferred tax liabilities which created a future source of taxable income for which our net deferred tax assets can be realized and as a result we reduced the valuation allowance by approximately $3.3 million during the nine months ended September 30, 2012. This benefit is partially offset by $90,000 of expense relating to income tax in foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Nine Months Ended September 30,
	2013		2012		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(20)	—%	$(422)	(1)%	$402	(95)%

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

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2013	2012
	(in thousands)
Purchases of property and equipment	$(1,926)	$(6,107)
Depreciation and amortization	4,562	3,109
Cash flows provided by (used in) operating activities	4,801	(3,901)
Cash flows provided by (used in) investing activities	4,847	(47,246)
Cash flows (used in) provided by financing activities	(499)	50,809

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at September 30, 2013 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit and corporate debentures. We do not enter into investments for trading or speculative purposes. At September 30, 2013 and December 31, 2012, restricted cash was $364,000 and $303,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer; a portion of the restricted cash balance was associated with the lease agreement for our office in Seattle, Washington. At September 30, 2013 and December 31, 2012, we had $7.8 million and $5.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 65 and 72 days at September 30, 2013 and December 31, 2012, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the nine months ended September 30, 2013, cash provided by operating activities was $4.8 million and consisted of $9.0 million of net loss offset in part by non-cash expenses of $4.7 million for stock-based compensation expense, $4.6 million for depreciation and amortization expense and a $351,000 provision for reserves on accounts receivable. Uses of cash included an increase in accounts receivable and prepaid expenses and other current assets of $1.8 million and $1.3 million, respectively. These outflows were offset in part by an increase in deferred revenue, accounts payable and accrued expenses of $5.8 million, $902,000 and $481,000, respectively. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the nine months ended September 30, 2013, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments.

Investing activities.

Cash provided by investing activities for the nine months ended September 30, 2013 was $4.8 million, consisting primarily of $7.3 million for the maturities of investments, offset partially by $1.9 million for purchases of property and equipment and $426,000 for the capitalization of internal-use software costs.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2013 was $499,000, consisting of $1.1 million for the purchase of the remaining 37% interest in Brightcove KK, offset partially by proceeds received from the exercise of common stock options of $585,000.

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for an asset-based line of credit. Under this loan and security agreement, we can borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the credit agreement accrue interest at a rate equal to the prime rate plus 1.5%. Amounts owed under the loan and security agreement were due on March 31, 2013, and interest and related finance charges are payable monthly.

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In 2011, we borrowed $7.0 million under this credit facility. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at September 30, 2013.

On April 29, 2013, we amended for a second time our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. We had no outstanding borrowings under this line of credit at September 30, 2013.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of September 30, 2013 and December 31, 2012.

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

Our contractual obligations as of December 31, 2012 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012. For the nine months ended September 30, 2013, there have been no material changes in our contractual obligations outside the ordinary course of business.

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

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, short and long-term investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all.

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

Interest rate risk

We had unrestricted cash, cash equivalents and investments totaling $34.1 million at September 30, 2013. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming us in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleges that we have infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against us in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and

U.S. Patent No. 8,533,753 and added allegations that we infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We cannot yet determine whether it is probable that a loss will be incurred in connection with this matter, nor can we reasonably estimate the potential loss or range of a possible loss, if any.

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

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chairman, Jeremy Allaire, and our Chief Legal Officer, Andrew Feinberg, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated By-Laws.

4.1(3)	Form of Common Stock certificate of the Registrant.

10.1(4)	Amended and Restated Employment Agreement between Brightcove Inc. and Jeremy Allaire, dated July 25, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(4)	Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013, and incorporated herein by reference.
*	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: November 6, 2013	By:	/s/ David Mendels
David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Christopher Menard
Christopher Menard
Chief Financial Officer
(Principal Financial Officer)