Form 10-K
period 2013-12-31
BRIGHTCOVE INC
filed 2014-03-11
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 28, 2013, was $234,272,491. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2014 there were 32,020,371 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to achieve profitability;
•	our competitive position and the effect of competition in our industry;
•	our ability to retain and attract new customers;
•	our ability to penetrate existing markets and develop new markets for our services;
•	our ability to integrate Unicorn products with Video Cloud;
•	our ability to retain or hire qualified accounting and other personnel;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to maintain the security and reliability of our systems;
•	our estimates with regard to our future performance and total potential market opportunity;
•	our estimates regarding our anticipated results of operations, future revenue, capital requirements and our needs for additional financing; and
•	our goals and strategies.

PART I

Item 1.	Business

Overview

Brightcove Inc., or Brightcove, is a leading global provider of cloud-based services for video. Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of December 31, 2013, we had 6,318 customers in over 70 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In 2013, our customers used Video Cloud to deliver an average of approximately 963 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

The Zencoder media processing service, or the Zencoder Service, is a cloud-based video encoding service. The Zencoder Service provides our customers with high-quality, reliable encoding of live and on-demand video and access to highly-scalable encoding power without having to pay for, manage and scale expensive hardware and software.

On January 31, 2014, we acquired substantially all of the assets Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud-based video ad insertion technology. The Unicorn Once service, re-branded as Brightcove Once, is an innovative, cloud-based ad insertion and video stitching service which addresses the limitations of traditional online video ad insertion technology. Brightcove Once, or Once, reduces or eliminates the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand video with dynamically customized programming and targeted advertising to the maximum range of Internet-connected devices. We plan to continue to develop, operate, support and promote Once in its current form in the near term. We also plan to integrate Once with our Video Cloud product over time.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $88.0 million in the year ended December 31, 2012 to $109.9 million in the year ended December 31, 2013. As of December 31, 2012, we had 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. As of December 31, 2013, we had 6,318 customers, of which 4,556 used our volume offerings and 1,762 used our premium offerings. To date, substantially all of our revenue has been attributable to our Video Cloud product. Our consolidated net loss was $10.2 million for the year ended December 31, 2013 compared to $12.5 million for the year ended December 31, 2012.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, highly configurable and scalable solutions. Video Cloud includes all of the features necessary to publish and distribute video online to a broad range of Internet-connected devices in a high-quality manner. Once further enables cloud-based video ad insertion for content distributed to almost any Internet-connected device. The Zencoder Service includes all of the functionality necessary to encode digital files and convert them into a wide range of formats in a high-quality manner. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

•	Easy to use and low total cost of ownership. Video Cloud, the Zencoder Service and Once were designed to be intuitive and easy to use, empowering anyone within an organization to distribute video online and encode digital files. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.
•	Open platform and extensive ecosystem. Video Cloud’s open and extensible platform enables our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of technology and solution partners, which we refer to as the Brightcove Alliance. More than 150 Brightcove Alliance members have built solutions that rely upon, or are already integrated with, our Video Cloud platform. This ecosystem includes large technology service providers such as Adobe and Google, many providers of niche technology services, creative agencies and digital development shops. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.
•	Help customers grow their audience and generate revenue. Our customers use our products to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, monetizing content, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences. Video Cloud and Once provide our customers with video advertising features such as tools for ad insertion and built-in ad server and network integrations, which help our customers generate advertising revenue from their audience. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own advertising revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online strategy.
•	Ongoing customer-driven development. Through our account managers, customer support teams, product managers and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to Video Cloud, the Zencoder Service and Once. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•	We are the recognized online video platform market leader. In 2013, our customers used Video Cloud to deliver an average of approximately 963 million video streams per month, which we believe is more video streams per month than any other professional solution. Frost & Sullivan awarded us the Global Market Share Leadership Award in Online Video Platforms in 2011 and 2012. In 2013, we were recognized by Forrester Research as having the best enterprise track record and partner and support ecosystem in a competitive assessment of online video platforms, and we topped a similar assessment of online video platforms and CDNs by ABI Research in 2012. In 2012 and 2013, we were also selected to the Deloitte Technology Fast 500 list.
•	We have a demonstrated track record of innovation and technology leadership. We pioneered the commercialization of online video platforms beginning with our first customer deployment in 2006. We have consistently released new features and functionality that have added to and improved our core technology. For example, although we initially built Video Cloud with a focus on delivering video to PCs via Adobe Flash technology, with the emergence of smartphones, we quickly adapted our platform’s capabilities to handle multi-device delivery using both Adobe Flash and HTML5 technologies. Also, in April 2011, we were issued a U.S. patent covering aspects of publishing and distributing digital media online. In addition, through the Unicorn transaction, we acquired fourteen issued U.S. patents and seven issued international patents covering various aspects of cloud-based stream delivery and ad insertion, among other things.

•	We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan, Asia Pacific and the Middle East. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. Today, we have employees in nine countries. As of December 31, 2013, organizations throughout the world used Video Cloud to reach viewers in approximately 230 countries and territories.
•	We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 84% in each of the last eight fiscal quarters, including 97%, 103%, 91% and 84% for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.
•	We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes, from large global enterprises to small and medium-sized businesses, across industries. Our offerings range from self-service, entry-level editions to enterprise-level editions used by multiple departments in a single organization.
•	Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Adobe, Allaire, EMC, Lycos, Macromedia and Phase Forward.

Our Customers

As of December 31, 2013, we had 6,318 customers of all sizes in over 70 countries. We provide our solutions to many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. Our target markets are not confined to certain industries or geographies as we are focused on providing solutions that can benefit any organization with a website or digital content.

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

Editions

Video Cloud is offered to customers on a subscription-based SaaS model in premium and volume editions, as described below, that include varying levels of functionality, usage entitlements and support. Our customers pay us a monthly, quarterly or annual subscription fee for access to Video Cloud. This model allows our customers to scale their level of investment and usage based on the size and complexity of their needs. We currently offer Video Cloud in the following editions:

•	Video Cloud Express. Express is an entry-level volume edition of Video Cloud designed for small and medium-sized businesses or larger organizations looking to manage smaller projects. Customers may initiate a trial online and license Express entirely online using a credit card. Most of our Express customers are on month-to-month subscriptions. The Express edition includes functionality for basic professional online video publishing but excludes advanced customization and integration capabilities and is not eligible for advanced add-on services. The Express edition limits the volume of video that can be published and the viewership capacity for the content, but customers have the option of purchasing additional capacity.
•	Video Cloud Pro. Pro is a premium edition of Video Cloud designed with functionality needed to customize a customer’s online video experience, advanced monetization features and more capacity for content libraries and viewership. Most of our Pro customers sign up for annual or longer subscriptions. These customers also have access to a broader range of add-on services as well as access to Brightcove Alliance member products and services.

•	Video Cloud Enterprise. Enterprise is a premium edition of Video Cloud designed with all of the most advanced features of Video Cloud, including certain capabilities necessary for large organizations running many web properties, advanced security features and advanced reporting services. Most of our Enterprise customers sign up for annual subscriptions or for a longer period. Enterprise also includes significantly more capacity for larger content libraries.

Zencoder Service

Principal Features and Functionality

•	File Support. The Zencoder Service accepts files in an extensive range of formats and codecs and supports video output to a multitude of devices.
•	Quality and Control. The Zencoder Service includes tools to support high quality video output and to adjust and edit video.
•	Platform and Security. The Zencoder Service is scalable, globally distributed and includes advanced security features designed to protect content.
•	Account and Integration. The Zencoder Service provides a simple API for streamlined integration, supports most major transfer protocols and accelerated file transfers and allows users to manage their accounts and encoding jobs from an intuitive, online dashboard.

Media processing for on-demand video transcoding begins with an API request from a customer to the Zencoder Service to begin an encoding job, along with the location of the files to be encoded and any optional encoding settings. The Zencoder Service responds with an encoding job identification number to allow a customer to track the progress of the encoding. The Zencoder Service then downloads the files and converts them into as many applicable formats as the customer has identified, with each file being processed concurrently. The Zencoder Service uploads the resulting files to the location identified by the customer, such as a designated server, CDN or syndication partner of the customer. The process ends with the Zencoder Service sending a notification to the customer confirming that the encoding is complete and the files have been uploaded.

Media processing for live transcoding begins with a customer sending an API request and publishing a RTMP stream. The Zencoder Service ingests the RTMP stream, converts it to multiple bitrate streams in RTMP or HLS, and publishes them to a CDN location specified in the API call. As streams become available for playback, the Zencoder Service sends HTTP notifications with published bitrates and formats.

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

We currently offer the Zencoder Service in the following volume editions for on-demand video transcoding: Pay-As-You-Go, Launch, Traction and Growth. Pay-As-You-Go edition customers pay fees based on the number of minutes of output video for video on demand transcoding. Launch, Traction and Growth edition customers pay a monthly subscription fee that includes a fixed number of minutes of output video per month, with additional fees per minute of output video above the number of minutes included in the respective edition. The volume edition for live transcoding is a pay-as-you-go offering based on the number of monthly hours of transcoding.

The Zencoder Service is also available in premium Enterprise editions for both on-demand video transcoding and live transcoding that includes a higher volume of entitlements and typically requires an annual or longer subscription.

Once

Principal Features and Functionality

Once is an innovative, cloud-based ad insertion and video stitching service which addresses the limitations of traditional online video ad insertion technology. Once reduces or eliminates the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand video with dynamically customized programming and targeted advertising to the maximum range of devices.

There are currently three Once offerings. OnceVOD includes dynamic delivery and monetization for premium video-on-demand content. OnceLIVE includes dynamic delivery, linear ad replacement and ad insertion for live broadcasts, events and 24/7 linear channels. OnceUX includes dynamic ad insertion, with associated rich client and interactive ad capabilities delivered via an API method.

Editions

Once is offered to customers on a subscription-based SaaS model, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer's needs.

Account Management

A crucial component of our sales strategy is our account management organization. This organization is focused on ongoing customer success and engagement, as well as renewals of our customer contracts.

Professional Services

While our products are easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization or assistance with their implementations. These professional services are priced on a per project basis and include projects such as content migrations from other vendors or in-house solutions, video player enhancements and the creation of web pages optimized for video.

Support

All Video Cloud, Zencoder and Once editions receive free basic support for technical and operational issues. Our premium editions generally include telephone support during normal business hours. We also offer 24/7 global telephone support to customers paying for premium support packages.

Training

We offer free basic online training to all registered users of Video Cloud. We also offer customized, onsite training for customers that is priced on a per engagement basis.

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and the Middle East, Asia Pacific and Japan. We further organize our sales force into teams focused on selling to specific customer groups, based on the size of our prospective customers, such as small, medium-sized and enterprise, as well as vertical industry, to provide a higher level of service and understanding of our customers’ specific needs. A small but growing amount of sales are generated through referral partners, channel partners and resellers. We also sell some of our products online through our website.

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

Operations

We operate data center facilities in the greater Boston area, the greater Chicago area, Phoenix, Virginia, and Amsterdam, and also use third-party cloud computing platforms. We operate our own servers for systems that manage meta-data, business rules and archival storage of media assets. We take advantage of geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers.

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

We entered into our agreement with Limelight in March 2006. Our agreement with Limelight enables us to use Limelight CDN services for our own benefit and to resell Limelight CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is March 31, 2014. We are engaged in renewal discussions with Limelight and believe the agreement will be renewed or the term of the agreement will be extended again prior to March 31, 2014 or prior to the expiration of the service continuation period described below.

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

We have one issued patent and four patent applications pending in the United States. Our issued patent expires in 2029 and covers aspects of publishing and distributing digital media online. We currently have patent applications pending in Europe, Hong Kong and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Through the Unicorn transaction we acquired fourteen issued U.S. patents and seven issued international patents covering aspects of cloud-based stream delivery and ad insertion, among other things.

Our registered trademarks in the United States include “BRIGHTCOVE”, “BRIGHTCOVE.COM” and our logo. These trademarks are also registered in certain non-U.S. jurisdictions, including the European Union. We may apply for registrations for these and other marks in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective.

We also have a registered trademark for “ZENCODER” in the United States, Canada and the European Union.

Through the Unicorn transaction, we acquired certain trademarks of Unicorn, including “UNICORN” and “ONCE”, registered in the United States.

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

Competition

We compete with video-sharing sites such as YouTube, in-house solutions, online video platforms, media processing services and certain niche technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets, as well as greater financial, technical and other resources. The overall markets for cloud-based solutions for media processing and publishing and distributing professional digital media are fragmented, rapidly evolving and highly competitive.

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

Research and Development

We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings. We expect research and development expenses to increase in absolute dollars as we intend to continue to regularly release new features and functionality, expand our product offerings, continue the localization of our products in various languages, upgrade and extend our service offerings, and develop new technologies. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.

Our research and development expenses were $21.1 million, $18.7 million and $15.3 million in 2013, 2012 and 2011, respectively, which included stock-based compensation expenses of $1.2 million, $687,000 and $367,000, respectively.

Employees

As of December 31, 2013, we had 347 employees, of which 36 provided customer support services, 26 provided professional services, 95 were in research and development, 141 were in sales and marketing and 49 were in general and administrative positions. Of these employees, 276 were located in the United States and 71 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Available Information

Our website address is www.brightcove.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $17.3 million for the year ended December 31, 2011, a consolidated net loss of $12.5 million for the year ended December 31, 2012 and a consolidated net loss of $10.2 million for the year ended December 31, 2013. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We sell our products pursuant to agreements that are generally for monthly or annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;
•	the rates at which our customers renew;
•	the mix of annual and monthly customers at any given time;
•	the timing and amount of costs of new and existing marketing and advertising efforts;
•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors; and
•	system or service failures, security breaches or network downtime.

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

We currently maintain offices and have sales personnel in Australia, France, Japan, Singapore, South Korea, Spain, the United Arab Emirates and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	unexpected costs and errors in the localization of our products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity with and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;
•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	difficulties in managing systems integrators and technology partners;
•	differing technology standards;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations and differing employer/employee relationships;
•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue;
•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;
•	uncertain political and economic climates; and
•	reduced or varied protection for intellectual property rights in some countries.

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

Our market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our services and products to evolving industry standards and to improve the performance and reliability of our services and products. To achieve market acceptance for our products, we must effectively anticipate and offer products that meet changing customer demands in a timely manner. Customers may require features and functionality that our current products do not have. If we fail to develop products that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our products will be harmed.

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

We compete with video sharing sites, in-house solutions, online video platforms, media processing services and certain niche technology providers, as well as larger companies that offer multiple services, including those that may be used as substitute services for our products. Competition is already intense in these markets and, with the introduction of new technologies and market entrants, we expect competition to further intensify in the future. In addition, some of our competitors may make acquisitions, be acquired, or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

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

Our success depends upon the continued service of our executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

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

We increased our number of full-time employees from 312 as of December 31, 2011, to 335 as of December 31, 2012 and to 347 as of December 31, 2013, and our revenue grew from $63.6 million in 2011 to $88.0 million in 2012 and to $109.9 million in 2013. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Our recent transaction with Unicorn Media, and/or potential future acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in January 2014 we completed our acquisition of substantially all of the assets of Unicorn Media, Inc., or Unicorn, a leading provider of cloud video ad insertion technology. Acquisitions, including the Unicorn transaction, involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;
•	difficulties in integrating the personnel of a target company, including the onboarding of approximately 60 Unicorn employees whom we hired in connection with the Unicorn transaction;
•	difficulties in supporting and transitioning customers, if any, of a target company;
•	diversion of financial and management resources from existing operations;
•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
•	risks of entering new markets in which we have limited or no experience;
•	potential loss of key employees, customers and strategic alliances from either our current business or a target company’s business; and
•	inability to generate sufficient revenue to offset acquisition costs.

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

In the future, advances in technology, increases in traffic and storage, and new customer requirements may require us to change our infrastructure, expand our infrastructure or replace our infrastructure entirely. Scaling and adapting our infrastructure is likely to be complex and require additional technical expertise. If we are required to make any changes to our infrastructure, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions may cause customers and partners to become dissatisfied with our service and move to competing service providers. Our failure to accommodate increased traffic and storage, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our infrastructure could harm our business, financial condition and results of operations.

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

We manage our services and serve all of our customers from a limited number of third-party data center facilities and cloud computing services facilities. While we control the actual computer and storage systems upon which our software runs, and deploy them to the data center facilities, we do not control the operation of these facilities.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, some of whom have sent letters to and/or filed suit alleging infringement against some of our customers. From time to time, third parties claim that we are infringing upon their intellectual property rights. For information regarding these claims, see Part I, Item 3, “Legal Proceedings.” We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming, and could divert our management’s attention away from the execution of our business plan.

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

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of up to 1,536,261 shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreement entered into in connection with our acquisition of substantially all of the assets of Unicorn. Following the expiration of the lock-up period 180 days following the closing date of the acquisition, these shares will be eligible for resale in compliance with Rule 144. These sales or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We will need to continue to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act going forward, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. This assessment includes the disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. We have sales and marketing offices in New York, New York; London, England; Paris, France; Barcelona, Spain; Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Singapore; and Dubai, United Arab Emirates. We have a research and development office in Middleton, Wisconsin. Our offices in Seattle, Washington, San Francisco, California and Tempe, Arizona are used for sales and marketing as well as research and development. We believe our facilities are adequate for our current needs.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404.

Item 3.	Legal Proceedings

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming us in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleges that we have infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against us in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that we infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We answered the amended complaint on November 12, 2013. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss or range of a possible loss, if any.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “BCOV” since our initial public offering on February 17, 2012. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
2012
First Quarter 2012	$25.50	$14.00
Second Quarter 2012	$24.90	$12.10
Third Quarter 2012	$17.17	$10.81
Fourth Quarter 2012	$14.00	$8.26
2013
First Quarter 2013	$10.25	$5.77
Second Quarter 2013	$9.00	$4.89
Third Quarter 2013	$11.79	$8.35
Fourth Quarter 2013	$16.25	$10.84

On February 28, 2014, the last reported sale price for our common stock on the NASDAQ Global Market was $9.70 per share.

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

Stockholders

As of February 28, 2014, there were approximately 49 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 17, 2012 (the date of our initial public offering) and December 31, 2013, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on February 17, 2012 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 17, 2012 of $14.30 per share as the initial value of our common stock and not the initial offering price to the public of $11.00 per share.

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

	2/17/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Brightcove Inc.	100.0	173.4	107.1	81.7	63.2	43.4	61.3	78.7	98.9
NASDAQ Composite Index	100.0	104.7	99.4	105.6	102.3	110.7	115.3	127.8	141.5
NASDAQ Computer & Data Processing Index	100.0	107.0	99.2	105.2	97.4	99.6	101.4	112.6	128.5

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

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We also used approximately $27.4 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder in August 2012. On January 31, 2014, we acquired substantially all of the assets of Unicorn for total consideration of approximately $40.1 million, which was funded by approximately $9.5 million of the net proceeds from our initial public offering and 2,850,547 shares of our common stock.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2013.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2013	2012(1)	2011	2010	2009
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$103,116	$84,257	$60,169	$40,521	$32,240
Professional services and other revenue	6,779	3,716	3,394	3,195	3,947
Total revenue	109,895	87,973	63,563	43,716	36,187
Cost of revenue:(2)(3)
Cost of subscription and support revenue	29,205	22,553	15,478	11,060	6,986
Cost of professional services and other revenue	7,585	4,831	4,744	4,065	3,463
Total cost of revenue	36,790	27,384	20,222	15,125	10,449
Gross profit	73,105	60,589	43,341	28,591	25,738
Operating expenses:(2)(3)
Research and development	21,052	18,725	15,267	12,257	8,927
Sales and marketing	41,000	38,725	31,564	24,124	13,218
General and administrative	18,478	16,734	12,640	9,617	6,696
Merger-related	2,069	1,852	—	—	—
Total operating expenses	82,599	76,036	59,471	45,998	28,841
Loss from operations	(9,494)	(15,447)	(16,130)	(17,407)	(3,103)
Other income (expense):
Interest income	58	106	23	185	313
Interest expense	—	(241)	(358)	—	—
Other (expense) income, net	(594)	(359)	(719)	(503)	22
Total other (expense) income, net	(536)	(494)	(1,054)	(318)	335
Loss before income taxes and non-controlling interest in consolidated subsidiary	(10,030)	(15,941)	(17,184)	(17,725)	(2,768)
Provision for (benefit from) income taxes	212	(3,489)	90	56	55
Consolidated net loss	(10,242)	(12,452)	(17,274)	(17,781)	(2,823)
Net (income) loss attributable to non-controlling interest in consolidated subsidiary	(20)	(734)	(361)	280	478
Net loss attributable to Brightcove Inc.	(10,262)	(13,186)	(17,635)	(17,501)	(2,345)
Accretion of dividends on redeemable convertible preferred stock	—	(733)	(5,639)	(5,470)	(4,918)
Net loss attributable to common stockholders	$(10,262)	$(13,919)	$(23,274)	$(22,971)	$(7,263)
Net loss per share attributable to common stockholders – basic and diluted	$(0.36)	$(0.57)	$(4.75)	$(4.98)	$(1.70)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	28,351	24,626	4,900	4,612	4,276

(1)	The results of operations for Zencoder have been included in our consolidated financial statements since the date of acquisition on August 14, 2012.

		Year Ended December 31,
		2013	2012	2011	2010	2009
		(in thousands)
(2)	Stock-based compensation included in above line items:
	Cost of subscription and support revenue	$248	$125	$52	$26	$21
	Cost of professional services and other revenue	149	116	117	99	36
	Research and development	1,191	687	367	369	125
	Sales and marketing	2,225	1,606	1,008	1,459	102
	General and administrative	2,588	3,309	2,653	1,362	224
	Total stock-based compensation	$6,401	$5,843	$4,197	$3,315	$508
(3)	Amortization of acquired intangible assets included in above line items:
	Cost of subscription and support revenue	$1,013	$379	$—	$—	$—
	Research and development	39	15	—	—	—
	Sales and marketing	667	250	—	—	—
	Total amortization of acquired intangible assets	$1,719	$664	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$36,108	$33,041	$17,227	$23,219	$25,528
Property and equipment, net	8,795	8,400	6,079	4,706	3,355
Working capital	20,759	20,843	10,204	17,263	21,054
Total assets	103,126	96,993	47,338	41,984	40,255
Current and long-term debt	—	—	7,000	—	—
Current and long-term deferred revenue	23,818	19,216	13,772	5,742	4,197
Redeemable convertible preferred stock warrants	—	—	424	285	99
Redeemable convertible preferred stock	—	—	120,351	114,404	96,725
Total stockholders’ equity (deficit)	60,380	64,492	(105,085)	(86,937)	(66,855)

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

We are a leading global provider of cloud services for video. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of December 31, 2013, we had 6,318 customers in over 70 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In 2013, our customers used Video Cloud to deliver an average of approximately 963 million video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of December 31, 2012, we had 335 employees and 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. As of December 31, 2013, we had 347 employees and 6,318 customers, of which 4,556 used our volume offerings and 1,762 used our premium offerings.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $88.0 million in the year ended December 31, 2012 to $109.9 million in the year ended December 31, 2013. Our consolidated net loss was $12.5 million and $10.2 million for the years ended December 31, 2012 and 2013, respectively. Included in consolidated net loss for the year ended December 31, 2013 was stock-based compensation expense and amortization of acquired intangible assets of $6.4 million and $1.7 million, respectively. Included in consolidated net loss for the year ended December 31, 2012 was stock-based compensation and amortization of acquired intangible assets of $5.8 million and $644,000, respectively.

For the years ended December 31, 2013 and 2012, our revenue derived from customers located outside North America was 41% and 37%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long-term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for Video Cloud, the Zencoder media processing service, or the Zencoder Service, Brightcove Once, or Once, and the development of new products. We believe these investments will help us retain our existing customers and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

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

On January 31, 2014, we acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud video ad insertion technology, for total consideration of approximately $40.1 million, which was funded by cash on hand of $9.5 million and 2,850,547 shares of our common stock. The results of operations of Unicorn will be consolidated with our results of operations beginning on January 31, 2014, the closing date of the transaction.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to both large and small organizations. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions) and our Zencoder customers who are on annual contracts. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month and pay-as-you-go contracts.

During 2013, the number of customers remained relatively consistent, and during 2012, the number of customers increased 64%. As of December 31, 2013, we had 6,318 customers, of which 4,556 used our volume offerings and 1,762 used our premium offerings. As of December 31, 2012, we had 6,367 customers, of which 4,742 used our volume offerings and 1,625 used our premium offerings. Volume customers decreased during 2013 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2014 as we discontinue additional Video Cloud Express price levels.

•	Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud. We believe the average number of monthly streams is a key indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet.

During the year ended December 31, 2013, the average number of monthly streams was approximately 963 million, an increase of 38% from approximately 699 million during the year ended December 31, 2012.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue.

During both the years ended December 31, 2013 and 2012, the recurring dollar retention rate was 94%.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2013	2012
Customers (at period end)
Volume	4,556	4,742
Premium	1,762	1,625
Total customers (at period end)	6,318	6,367
Average monthly year-to-date streams (in thousands)	962,848	698,685
Recurring dollar retention rate	94%	94%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of Video Cloud and the Zencoder Service.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We are discontinuing the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

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

Professional Services and Other Revenue — Professional services and other revenue consists of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are priced either on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed, or on a time and materials basis.

Our backlog consists of the total future value of our committed customer contracts, whether billed or unbilled. As of December 31, 2013, we had backlog of approximately $59 million compared to backlog of approximately $53 million as of December 31, 2012. Of the approximately $59 million in backlog as of December 31, 2013, between $52 million and $54 million is expected to be recognized as revenue during the year ended December 31, 2014. Because revenue for any period is a function of revenue recognized from backlog at the beginning of the period as well as from contract renewals and new customer contracts executed during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Cost of revenue increased in absolute dollars from 2012 to 2013. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related.  Merger-related costs consisted of transaction expenses and related charges incurred as part of the Zencoder and Unicorn Media acquisitions as well as costs associated with the retention of key employees of Zencoder. Approximately $2.7 million is required to be paid to retain certain key employees from the Zencoder acqusition over a two-year period from the date of acquisition of Zencoder as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at December 31, 2013, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2013, 2012, and 2011, we recorded $6.4 million, $5.8 million, and $4.2 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and

Japanese yen. For the year ended December 31, 2013, 2012, and 2011, 45%, 41%, and 39%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 31%, 29%, and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We primarily derive revenue from the sale of our online video platform, which enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Revenue is derived from three primary sources: (1) the subscription to our technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include initiation, set-up and customization services.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, and primarily consists of the unearned portion of annual software subscription and support fees, and deferred professional service fees.

Revenue is presented net of any taxes collected from customers.

Multiple-Element Arrangements

We periodically enter into multiple-element service arrangements that include platform subscription fees, support fees, initiation fees, and, in certain cases, other professional services.

Initiation fees and other professional services charged when services are first activated are recorded as deferred revenue, and recognized as revenue ratably over a term beginning upon go-live of the software application and extending through the contract term.

We assess arrangements with multiple deliverables under Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force. Arrangement consideration is allocated to deliverables based on their relative selling price.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Provisions for allowances for doubtful accounts are recorded in general and administrative expense. If, upon signing a customer arrangement, the related account receivable is not considered collectable, we will defer the associated revenue until we collect the cash. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2013, our allowance for doubtful accounts was $461,000.

Software Development Costs

Costs incurred to develop software applications used in our on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years. We capitalized $1.1 million in 2013, $24,000 in 2012 and $354,000 in 2011, respectively, of internal-use software development costs. Amortization of software development costs was $312,000 in 2013, $542,000 in 2012 and $886,000 in 2011, respectively.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net deferred tax assets at December 31, 2013 with the exception of the deferred tax assets related to Brightcove KK. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2013 and 2012, we had no material unrecognized tax benefits.

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

Stock-based Compensation

Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense associated with equity awards to employees.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$103,116	$84,257	$60,169
Professional services and other revenue	6,779	3,716	3,394
Total revenue	109,895	87,973	63,563
Cost of revenue:
Cost of subscription and support revenue	29,205	22,553	15,478
Cost of professional services and other revenue	7,585	4,831	4,744
Total cost of revenue	36,790	27,384	20,222
Gross profit	73,105	60,589	43,341
Operating expenses:
Research and development	21,052	18,725	15,267
Sales and marketing	41,000	38,725	31,564
General and administrative	18,478	16,734	12,640
Merger-related	2,069	1,852	—
Total operating expenses	82,599	76,036	59,471
Loss from operations	(9,494)	(15,447)	(16,130)
Other income (expense):
Interest income	58	106	23
Interest expense	—	(241)	(358)
Other expense, net	(594)	(359)	(719)
Total other expense, net	(536)	(494)	(1,054)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(10,030)	(15,941)	(17,184)
Provision for (benefit from) income taxes	212	(3,489)	90
Consolidated net loss	(10,242)	(12,452)	(17,274)
Net income attributable to non-controlling interest in consolidated subsidiary	(20)	(734)	(361)
Net loss attributable to Brightcove Inc.	(10,262)	(13,186)	(17,635)
Accretion of dividends on redeemable convertible preferred stock	—	(733)	(5,639)
Net loss attributable to common stockholders	$(10,262)	$(13,919)	$(23,274)

Overview of Results of Operations for the Years Ended December 31, 2013 and 2012

Total revenue increased by 25%, or $21.9 million, in 2013 compared to 2012 due to an increase in subscription and support revenue of 22%, or $18.9 million, respectively, and an increase in professional services and other revenue of 82%, or $3.1 million, respectively. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,762 as of December 31, 2013 an increase of 8% from 1,625 customers as of December 31, 2012, as well as an increase in revenue from existing customers. In addition, our revenue from volume offerings grew by $2.3 million, or 28%, from the prior year. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $12.5 million, or 21%, in 2013 compared to 2012, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $9.5 million in 2013 compared to $15.4 million in 2012. Loss from operations in 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.4 million, $1.7 million and $2.1 million, respectively. Loss from operations in 2012 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $5.8 million, $644,000 and $1.9 million, respectively. Over time we expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of December 31, 2013, we had $33.0 million of unrestricted cash and cash equivalents, an increase of $11.3 million from $21.7 million at December 31, 2012, due primarily to $8.2 million in maturities of investments offset by $1.1 million used to purchase the non-controlling interest of our Brightcove KK subsidiary and $3.9 million in capital expenditures to support the business.

Revenue

	Year Ended December 31,
	2013		2012		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$99,468	91%	$79,796	91%	$19,672	25%
Volume	10,427	9	8,177	9	2,250	28
Total	$109,895	100%	$87,973	100%	$21,922	25%

During 2013, revenue increased by $21.9 million, or 25%, compared to 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $19.7 million, or 25%, compared to 2012, is partially the result of an 8% increase in the number of premium customers from 1,625 at December 31, 2012 to 1,762 at December 31, 2013. There were also increases in professional services revenue as well as an increase in revenue from existing customers. In 2013, volume revenue grew by $2.3 million, or 28%, compared to 2012. The increase can be attributed to a full twelve months of Zencoder volume revenue during 2013 as compared to partial revenue in the corresponding period of the prior year.

	Year Ended December 31,				Change
	2013		2012
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$103,116	94%	$84,257	96%	$18,859	22%
Professional services and other	6,779	6	3,716	4	3,063	82
Total	$109,895	100%	$87,973	100%	$21,922	25%

During 2013, subscription and support revenue increased by $18.9 million, or 22%, compared to 2012. The increase was primarily related to the continued growth of our customer base for our premium offerings, including sales to both new and existing customers. Professional services and other revenue increased by $3.1 million, or 82%. During 2013, there was an increase in the number of professional services engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,				Change
	2013		2012
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$65,336	59%	$55,836	63%	$9,500	17%
Europe	27,180	25	20,314	23	6,866	34
Japan	6,497	6	5,949	7	548	9
Asia Pacific	10,095	9	5,174	6	4,921	95
Other	787	1	700	1	87	12
International subtotal	44,559	41	32,137	37	12,422	39
Total	$109,895	100%	$87,973	100%	$21,922	25%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2013, total revenue for North America increased $9.5 million, or 17%, compared to 2012. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. During 2013, total revenue outside of North America increased $12.4 million, or 39%, compared to 2012. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Year Ended December 31,				Change
	2013		2012
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$29,205	28%	$22,553	27%	$6,652	29%
Professional services and other	7,585	112	4,831	130	2,754	57
Total	$36,790	33%	$27,384	31%	$9,406	34%

During 2013, cost of subscription and support revenue increased $6.7 million, or 29%, compared to 2012. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, employee-related expenses and third-party software as a service integrated with our service offering of $3.6 million, $1.4 million, $436,000 and $175,000, respectively. There were also increases in amortization of acquired intangible assets and expenses related to computer maintenance and support of $634,000 and $309,000, respectively.

During 2013, cost of professional services and other revenue increased $2.8 million, or 57%, compared to 2012. The increase resulted primarily from an increase in contractor expenses and employee-related expenses of $2.1 million and $493,000, respectively, in order to support the increase in professional services engagements.

Gross Profit

	Year Ended December 31,				Change
	2013		2012
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$73,911	72%	$61,704	73%	$12,207	20%
Professional services and other	(806)	(12)	(1,115)	(30)	309	28
Total	$73,105	67%	$60,589	69%	$12,516	21%

During 2013, the overall gross profit percentage was 67% compared to 69% during 2012. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects. The professional services and other gross profit percentage increased from 2012 to 2013 as we have continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects.

Operating Expenses

	Year Ended December 31,				Change
	2013		2012
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$21,052	19%	$18,725	21%	$2,327	12%
Sales and marketing	41,000	37	38,725	44	2,275	6
General and administrative	18,478	17	16,734	19	1,744	10
Merger-related	2,069	2	1,852	2	217	12
Total	$82,599	75%	$76,036	86%	$6,563	9%

Research and Development.  During 2013, research and development expense increased by $2.3 million, or 12%, compared to 2012 primarily due to increases in employee-related and stock-based compensation expenses of $1.3 million and $504,000, respectively. Rent and travel expenses also increased by $254,000 and $210,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing.  During 2013, sales and marketing expense increased $2.3 million, or 6%, compared to 2012 primarily due to increases in employee-related expenses, stock based compensation and marketing programs of $636,000, $619,000 and $350,000, respectively. There were also increases in rent and amortization of acquired intangible assets of $621,000 and $417,000, respectively. These increases were offset by a decrease in commission expenses of $547,000. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative.  During 2013, general and administrative expense increased by $1.7 million, or 10%, compared 2012 primarily due to an increase in outside accounting and legal fees, insurance and investor relations of $1.2 million, $193,000 and $149,000, respectively. There were also increases in bad debt, rent and contractor expenses of $312,000, $149,000 and $112,000, respectively. These increases were offset by a decrease in stock based compensation expense of $721,000. In future periods, we expect general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related.  During 2013, we incurred $2.1 million of merger-related expenses, of which $1.7 million was associated with the retention of certain employees of Zencoder and $429,000 was related to transaction expenses incurred in connection with the acquisition of Unicorn Media. During 2012, we incurred merger-related expenses associated with the retention of certain employees of Zencoder of $826,000, in addition to transaction expenses of $1.1 million incurred in connection with the acquisition of Zencoder.

Other Expense, Net

	Year Ended December 31,				Change
	2013		2012
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$58	—%	$106	—%	$(48)	(45)%
Interest expense	—	—	(241)	—	241	100
Other expense, net	(594)	(1)	(359)	(1)	(235)	(65)
Total	$(536)	(1)%	$(494)	(1)%	$(42)	(9)%

During 2013, interest income, net, decreased by $48,000 compared to 2012. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during 2012 is related to borrowings under our term loan which were repaid during the first quarter of 2012. The increase in other expense, net during 2013 was primarily due to an increase in foreign currency exchange losses of $329,000 upon collection of foreign denominated accounts receivable.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,				Change
	2013		2012
Provision for (Benefit from) Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$212	—%	$(3,489)	(4)%	$3,701	(106)%

The provision for income taxes during 2013 was primarily comprised of income tax expenses related to foreign jurisdictions. During 2012, we recorded a benefit from income taxes of approximately $3.4 million related to the reduction of our valuation against our existing net deferred tax assets to offset certain deferred tax liabilities on amortizable intangibles recognized upon the acquisition of Zencoder. Upon the closing of the acquisition of Zencoder, we assumed $3.4 million of net deferred tax liabilities which created a future source of taxable income for which our net deferred tax assets can be realized and as a result we reduced the valuation allowance by approximately $3.4 million during 2012. We also recorded a $193,000 benefit for the release of the valuation allowance related to the remaining deferred tax assets of Brightcove KK. Based upon the level of historical income of Brightcove KK and future projections, we determined in the fourth quarter of 2012 that it was probable we will realize the benefits of future deductible differences in Japan. These benefits were partially offset by $109,000 of expense relating to income tax in foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Year Ended December 31,				Change
	2013		2012
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$(20)	—%	$(734)	(1)%	$714	(97)%

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

Overview of Results of Operations for the Years Ended December 31, 2012 and 2011

Total revenue increased by 38%, or $24.4 million, in 2012 compared to 2011 due to an increase in subscription and support revenue of 40%, or $24.1 million, and an increase in professional services revenue of 9%, or $322,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,625 as of December 31, 2012, an increase of 25% from 1,301customers as of December 31, 2011. In addition, our revenues from volume offerings grew by $2.7 million, or 48%, from the prior year as our volume customer base increased by approximately 84% from the prior year .. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

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

As of December 31, 2012, we had $21.7 million of unrestricted cash and cash equivalents, an increase of $4.5 million from $17.2 million at December 31, 2011, due to the net proceeds of $58.8 million received from the issuance of common stock in connection with our IPO. This increase was offset by the $27.2 million of net cash paid as part of the Zencoder acquisition, investments of $14.1 million and $1.2 million of cash used in operating activities. In addition, as of December 31, 2011, we had $7.0 million of outstanding debt which was repaid during 2012.

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

During 2012, cost of professional services and other revenue remained relatively unchanged when compared to 2011.

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

During 2012, interest income increased by $83,000 compared to 2011. Interest income is generated from the investment of our cash balances, less related bank fees.

Interest expense, which is related to borrowings under our term loan, decreased as we repaid the term loan during the first quarter of 2012.

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

nm — not meaningful

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

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of our majority — owned subsidiary, Brightcove KK. During 2012 and 2011, Brightcove KK generated net income as a result of continued market penetration in Japan.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data
Purchases of property and equipment	$(3,415)	$(6,299)	$(4,064)
Depreciation and amortization	5,867	4,666	2,992
Cash flows provided by (used in) operating activities	7,318	(1,209)	(7,199)
Cash flows provided by (used in) investing activities	4,266	(45,000)	(1,365)
Cash flows from financing activities	746	51,109	5,188

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at December 31, 2013 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit and corporate debentures. We do not enter into investments for trading or speculative purposes. At December 31, 2013 and December 31, 2012, restricted cash was $322,000 and $303,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. Additionally, a portion of the restricted cash balance at December 31, 2012 was associated with the lease agreement for our office in Seattle, Washington. Upon renegotiation of the Seattle lease agreement during 2013, the restricted cash obligation expired and the collateral was released. At December 31, 2013 and December 31, 2012, we had $7.9 million and $5.6 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 67 days at December 31, 2013, 72 days at December 31, 2012, and 73 days at December 31, 2011.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during 2013 was $7.3 million and consisted of $10.2 million of net loss offset in part by non-cash expenses of $6.4 million for stock-based compensation expense, $5.9 million for depreciation and amortization expense and a $449,000 provision for reserves on accounts receivable. Uses of cash included an increase in accounts receivable, other assets and prepaid expenses and other current assets of $3.2 million, $819,000 and $644,000, respectively. These outflows were offset in part by an increase in deferred revenue, accrued expenses and accounts payable of $4.8 million, $2.5 million and $2.1 million, respectively. Increases in deferred revenue and accounts receivable primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, during 2013, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments.

Investing activities.

Cash provided by investing activities during 2013 was $4.3 million, consisting primarily of $8.2 million for the maturities of investments, offset partially by $3.4 million for purchases of property and equipment and $500,000 for the capitalization of internal-use software costs.

Financing activities

Cash provided by financing activities during 2013 was $746,000, consisting of proceeds received from the exercise of common stock options of $1.8 million, offset partially by $1.1 million for the purchase of the remaining 37% interest in Brightcove KK.

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for an asset-based line of credit. Under this loan and security agreement, we could borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the credit agreement accrue interest at a rate equal to the prime rate plus 1.5%. Amounts owed under the loan and security agreement were due on March 31, 2013, and interest and related finance charges are payable monthly. On April 29, 2013, we amended our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. We had no outstanding borrowings under this line of credit at December 31, 2013.

On June 24, 2011, we amended our loan and security agreement with SVB to provide us with the ability to borrow up to an additional $7.0 million in the form of a term loan. Outstanding amounts under the term loan accrue interest at a rate equal to the prime rate plus 7%. We are required to pay only interest on the term loan for the first 12 months and then principal and interest thereafter over the next 36 months. There is a final payment due under the term loan of 2% of the original principal amount of such term loan. In 2011, we borrowed $7.0 million under this credit facility. In February 2012, we repaid the $7.0 million balance and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the agreement. As such, we had no outstanding borrowings under this agreement at December 31, 2013.

Net operating loss carryforwards.

As of December 31, 2013, we had federal and state net operating losses of approximately $97.0 million and $43.4 million, respectively, which are available to offset future taxable income, if any, through 2033. We had research and development tax credits of $3.6 million and $2.5 million, respectively, which expire in various amounts through 2033. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of December 31, 2013 and December 31, 2012.

We have historically provided a valuation allowance against our net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, we determined in the fourth quarter of 2012 that it was probable that we will realize the benefits of our future deductible differences. As such, we released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193,000 income tax benefit in our consolidated statement of operations for the year ended December 31, 2012. For the year ended December 31, 2013 a portion of our profits in Japan were offset by losses in Japan. Accordingly, our deferred tax asset in Japan decreased during the year ended December 31, 2013.

Contractual Obligations and Commitments.

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$30,232	$4,570	$6,999	$7,178	$11,485
Outstanding purchase obligations	5,281	5,262	19	—	—
Total	$35,513	$9,832	$7,018	$7,178	$11,485

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective beginning after December 15, 2013. We adopted this guidance effective January 1, 2014. We do not expect the adoption of ASU 2013-05 to significantly impact our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We have adopted this guidance effective January 1, 2014. We do not expect the adoption of ASU 2013-11 to significantly impact our consolidated financial statements.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Year Ended December 31,
	2013	2012
Revenues generated in locations outside the United States	45%	41%
Revenues in currencies other than the United States dollar(1)	31%	29%
Expenses in currencies other than the United States dollar(1)	15%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Revenues	Expenses
Euro	14%	3%
British pound	7	6
Japanese yen	6	3
Other	4	3
Total	31%	15%

	Year Ended December 31, 2012
	Revenues	Expenses
Euro	12%	4%
British pound	9	5
Japanese yen	7	4
Other	1	3
Total	29%	16%

As of December 31, 2013 and 2012, we had $8.0 million and $6.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2013, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2013, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.4 million, decreased expenses by $1.8 million and decreased operating income by $1.6 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2013 and 2012.

Interest rate risk

We had unrestricted cash and cash equivalents and investments totaling $36.1 million at December 31, 2013. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit, commercial paper and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Item 8. Financial Statements and Supplementary Data

Brightcove, Inc.
Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Brightcove Inc.

We have audited the accompanying consolidated balance sheets of Brightcove Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightcove Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightcove Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2014

Brightcove Inc.

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$33,047	$21,708
Short-term investments	3,061	8,264
Restricted cash	121	102
Accounts receivable, net of allowance of $461 and $338 at December 31, 2013 and 2012, respectively (includes related party amounts of $0 and $451 at December 31, 2013 and 2012, respectively)	21,560	18,956
Prepaid expenses	2,895	1,497
Deferred tax asset	125	187
Other current assets	1,116	1,490
Total current assets	61,925	52,204
Long-term investments	—	3,069
Property and equipment, net	8,795	8,400
Intangible assets, net	8,668	10,387
Goodwill	22,018	22,018
Restricted cash, net of current portion	201	201
Other assets	1,519	714
Total assets	$103,126	$96,993
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,067	$619
Accrued expenses	14,528	11,639
Deferred revenue	23,571	19,103
Total current liabilities	41,166	31,361
Deferred revenue, net of current portion	247	113
Other liabilities	1,333	1,027
Total liabilities	42,746	32,501
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,034,919 and 27,954,926 shares issued and outstanding at December 31, 2013 and 2012, respectively	29	28
Additional-paid-in-capital	176,928	167,912
Accumulated other comprehensive (loss) income	(453)	572
Accumulated deficit	(116,124)	(105,862)
Total stockholders’ equity attributable to Brightcove Inc.	60,380	62,650
Non-controlling interest in consolidated subsidiary	—	1,842
Total stockholders’ equity	60,380	64,492
Total liabilities and stockholders’ equity	$103,126	$96,993

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:(1)
Subscription and support revenue	$103,116	$84,257	$60,169
Professional services and other revenue	6,779	3,716	3,394
Total revenue	109,895	87,973	63,563
Cost of revenue:(2)(3)
Cost of subscription and support revenue	29,205	22,553	15,478
Cost of professional services and other revenue	7,585	4,831	4,744
Total cost of revenue	36,790	27,384	20,222
Gross profit	73,105	60,589	43,341
Operating expenses:(2)(3)
Research and development	21,052	18,725	15,267
Sales and marketing	41,000	38,725	31,564
General and administrative	18,478	16,734	12,640
Merger-related	2,069	1,852	—
Total operating expenses	82,599	76,036	59,471
Loss from operations	(9,494)	(15,447)	(16,130)
Other income (expense):
Interest income	58	106	23
Interest expense	—	(241)	(358)
Other expense, net	(594)	(359)	(719)
Total other expense, net	(536)	(494)	(1,054)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(10,030)	(15,941)	(17,184)
Provision for (benefit from) income taxes	212	(3,489)	90
Consolidated net loss	(10,242)	(12,452)	(17,274)
Net income attributable to non-controlling interest in consolidated subsidiary	(20)	(734)	(361)
Net loss attributable to Brightcove Inc.	(10,262)	(13,186)	(17,635)
Accretion of dividends on redeemable convertible preferred stock	—	(733)	(5,639)
Net loss attributable to common stockholders	$(10,262)	$(13,919)	$(23,274)
Net loss per share attributable to common stockholders – basic and diluted	$(0.36)	$(0.57)	$(4.75)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	28,351	24,626	4,900
(1) Includes related party revenue (Note 9)	$42	$3,516	$3,479
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$248	$125	$52
Cost of professional services and other revenue	149	116	117
Research and development	1,191	687	367
Sales and marketing	2,225	1,606	1,008
General and administrative	2,588	3,309	2,653
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$1,013	$379	$—
Research and development	39	15	—
Sales and marketing	667	250	—

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Consolidated net loss	$(10,242)	$(12,452)	$(17,274)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,025)	(484)	242
Other comprehensive (loss) income	(1,025)	(484)	242
Comprehensive loss	(11,267)	(12,936)	(17,032)
Net income attributable to non-controlling interest in consolidated subsidiary	(20)	(734)	(361)
Comprehensive loss attributable to Brightcove Inc.	$(11,287)	$(13,670)	$(17,393)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Comprehen-sive Income	Accumulated Deficit	Total Stock- holders’ Deficit Attributable to Brightcove Inc.	Non- Controlling Interest	Total Stock- holders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2010	5,375,000	$7,206	6,921,854	$22,254	7,392,163	$72,581	2,315,842	$12,363	4,876,025	$5	$—	$814	$(88,503)	$(87,684)	$747	$(86,937)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	348,507	—	475	—	—	475	—	475
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	159	—	—	159	—	159
Accretion of redeemable convertible preferred stock to redemption value	—	4	—	11	—	249	—	44	—	—	—	—	(308)	(308)	—	(308)
Accretion of cumulative dividends on redeemable convertible preferred stock	—	323	—	1,026	—	3,570	—	720	—	—	(4,831)	—	(808)	(5,639)	—	(5,639)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,197	—	—	4,197	—	4,197
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	242	—	242	—	242
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(17,635)	(17,635)	361	(17,274)
Balance at December 31, 2011	5,375,000	7,533	6,921,854	23,291	7,392,163	76,400	2,315,842	13,127	5,224,532	5	—	1,056	(107,254)	(106,193)	1,108	(105,085)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	801,099	1	1,345	—	—	1,346	—	1,346
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	101	—	—	101	—	101
Issuance of common stock pursuant to restricted stock units	—	—	—	—	—	—	—	—	13,009	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of stock warrants	—	—	—	—	—	—	—	—	15,781	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	1	—	32	—	5	—	—	—	—	(39)	(39)	—	(39)

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Comprehen-sive Income	Accumulated Deficit	Total Stock- holders’ Deficit Attributable to Brightcove Inc.	Non- Controlling Interest	Total Stock- holders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Accretion of cumulative dividends on redeemable convertible preferred stock	—	42	—	133	—	464	—	94	—	—	(677)	—	(56)	(733)	—	(733)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,843	—	—	5,843	—	5,843
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,347	—	—	—	—	—	—	—	—	5,750,000	6	54,470	—	—	54,476	—	54,476
Conversion of redeemable convertible preferred stock into common stock	(5,375,000)	(7,576)	(6,921,854)	(23,425)	(7,392,163)	(76,896)	(2,315,842)	(13,226)	16,150,505	16	106,435	—	14,673	121,124	—	121,124
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	395	—	—	395	—	395
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)	—	(484)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(13,186)	(13,186)	734	(12,452)
Balance at December 31, 2012	—	—	—	—	—	—	—	—	27,954,926	28	167,912	572	(105,862)	62,650	1,842	64,492
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	785,525	1	1,829	—	—	1,830	—	1,830
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	8	—	—	8	—	8
Issuance of common stock pursuant to restricted stock units	—	—	—	—	—	—	—	—	294,468	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,401	—	—	6,401	—	6,401

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock			Series B Redeemable Convertible Preferred Stock			Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Comprehen-sive Income	Accumulated Deficit	Total Stock- holders’ Deficit Attributable to Brightcove Inc.	Non- Controlling Interest	Total Stock- holders’ (Deficit) Equity
	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Shares	Par Value
Purchase of non-controlling interest in consolidated subsidiary	—		—	—		—	—	—	—	—	—	—	778	—	—	778	(1,862)	(1,084)
Foreign currency translation adjustment	—		—	—		—	—	—	—	—	—	—	—	(1,025)	—	(1,025)	—	(1,025)
Net (loss) income	—		—	—		—	—	—	—	—	—	—	—	—	(10,262)	(10,262)	20	(10,242)
Balance at December 31, 2013	—	$	– –	—	$	– –	—	$—	—	$—	29,034,919	$29	$176,928	$(453)	$(116,124)	$60,380	$—	$60,380

Brightcove Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(10,242)	$(12,452)	$(17,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,867	4,666	2,992
Stock-based compensation	6,401	5,843	4,197
Deferred income taxes	62	(3,600)	—
Change in fair value of warrants	—	(28)	139
Provision for reserves on accounts receivable	449	137	52
Amortization of premium on investments	73	133	—
Amortization of deferred financing costs	—	44	12
Loss on disposal of equipment	43	83	46
Loss on sale of investments	—	—	146
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(3,247)	(4,437)	(5,438)
Prepaid expenses	(963)	77	(311)
Other current assets	319	347	(1,588)
Other assets	(819)	90	(452)
Accounts payable	2,117	(1,321)	800
Accrued expenses	2,473	3,732	1,466
Deferred revenue	4,785	5,477	8,014
Net cash provided by (used in) operating activities	7,318	(1,209)	(7,199)
Investing activities
Cash paid for acquisition, net of cash acquired	—	(27,210)	—
Purchases of investments	—	(14,063)	—
Maturities of investments	8,200	2,596	—
Sales of investments	—	—	2,732
Purchases of property and equipment	(3,415)	(6,299)	(4,064)
Capitalization of internal-use software costs	(500)	(24)	(354)
(Increase) decrease in restricted cash	(19)	—	321
Net cash provided by (used in) investing activities	4,266	(45,000)	(1,365)
Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	56,763	—
Deferred initial public offering costs	—	—	(2,287)
Proceeds from exercise of stock options	1,830	1,346	475
Purchase of non-controlling interest in consolidated subsidiary	(1,084)	—	—
Borrowings under term loan	—	—	7,000
Payments under term loan	—	(7,000)	—
Net cash provided by financing activities	746	51,109	5,188
Effect of exchange rate changes on cash	(991)	(419)	262
Net increase (decrease) in cash and cash equivalents	11,339	4,481	(3,114)
Cash and cash equivalents at beginning of year	21,708	17,227	20,341
Cash and cash equivalents at end of year	$33,047	$21,708	$17,227

Brightcove Inc.

Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information
Cash paid for income taxes	$122	$61	$18
Cash paid for interest	$—	$303	$298
Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$565	$—	$—
Unpaid purchases of property and equipment	$152	$46	$—
Conversion of preferred stock to common stock	$—	$121,124	$—
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$—	$395	$—
Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$—	$772	$5,947
Vesting of restricted stock	$8	$101	$159
Supplemental disclosure of cash flow related to acquisition
In connection with the acquisition of Zencoder Inc. on August 14, 2012, the following transactions occurred:
Fair value of assets acquired	$—	$31,183	$—
Liabilities assumed related to acquisition	—	(3,804)	—
Total purchase price	—	27,379	—
Add working capital adjustment receivable	—	79	—
Less cash and cash equivalents acquired	—	(248)	—
Cash paid for acquisition, net of cash acquired	$—	$27,210	$—

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Brightcove Inc. (the Company) is a leading global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At December 31, 2013, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder) and Brightcove FZ-LLC.

Prior to January 8, 2013, the Company owned a 63% interest in Brightcove KK, which the Company held since the formation of Brightcove KK in 2008. On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. See Note 2 and Note 8 for further discussion on this transaction.

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interest in 2012 represents the minority stockholders’ proportionate share (37%) of the Company’s majority-owned subsidiary, Brightcove KK, a Japanese joint venture, which was formed on July 18, 2008. The non-controlling interest in Brightcove KK is reported as a separate component of stockholders’ equity in the accompanying consolidated financial statements. The portion of net income attributable to non-controlling interest prior to the remaining acquisition in 2013 is presented as net income attributable to non-controlling interest in consolidated subsidiary in the consolidated statements of operations, and the portion of other comprehensive loss of this subsidiary is presented in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and statements of comprehensive loss. See Note 8 for further discussion.

On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK. The purchase price of the remaining interest of Brightcove KK was approximately $1.1 million and was funded by cash on hand. The Company owned a 63% interest in the Brightcove KK joint venture since its formation in 2008. Brightcove KK is now 100% owned by the Company. The purchase was accounted for as an equity transaction and, as such, the Company has continued to consolidate Brightcove KK for financial reporting purposes; however, commencing on January 8, 2013, the Company no longer records non-controlling interest in its consolidated financial statements.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that, other than as reported herein and described below, there are no material recognized or unrecognized subsequent events.

On January 31, 2014, the Company acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud video ad insertion technology, in exchange for 2,850,547 unregistered shares of the Company’s common stock and approximately $9.5 million of cash. Based on a $10.74 price per share of the Company’s common stock at the date of closing, the transaction is valued at approximately $40.1 million. Pursuant to the purchase agreement, 1,285,715 shares were placed into an escrow account. The acquisition was accounted for as a purchase transaction, and as such the results of operations of Unicorn will be consolidated with the Company beginning on January 31, 2014, the closing date of the acquisition. In connection with the acquisition of Unicorn, the Company incurred $429 of merger and integration-related costs during 2013, which the Company recorded as an expense in its consolidated statements of operations for the year ended December 31, 2013. At this time, the Company has not completed its evaluation of the purchase accounting related to this transaction.

Reclassification

The Company previously reported in its consolidated balance sheet Deferred revenue and Deferred revenue, net of current portion of $18,961 and $255, respectively, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In its Annual Report on Form 10-K for the year ended December 31, 2013, the Company reclassified $142 for the year ended December 31, 2012 from Deferred revenue, net of current portion to Deferred revenue. This reclassification had no impact on the previously reported results of operations or cash flows.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (1) asset and liability accounts at period-end rates, (2) income statement accounts at weighted-average exchange rates for the period, and (3) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from income (loss) and reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net loss for the period. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to a separate component of stockholders’ equity.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At December 31, 2013 and 2012, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at December 31, 2013 and 2012.

Cash, cash equivalents and investments as of December 31, 2013 consist of the following:

	December 31, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,250	$19,250	$19,250
Money market funds	Demand	13,797	13,797	13,797
Total cash and cash equivalents		$33,047	$33,047	$33,047
Certificates of deposit	110 - 163 days	$960	$961	$960
Corporate debentures	23 - 96 days	2,101	2,102	2,101
Total short-term investments		$3,061	$3,063	$3,061

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

Cash and cash equivalents as of December 31, 2012 consist of the following:

	December 31, 2012
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,275	$15,275	$15,275
Money market funds	Demand	6,433	6,433	6,433
Total cash and cash equivalents		$21,708	$21,708	$21,708
Certificates of deposit	111 - 290 days	$1,200	$1,200	$1,200
Commercial paper	52 - 100 days	1,397	1,399	1,397
Corporate debentures	21 - 342 days	5,667	5,673	5,667
Total short-term investments		$8,264	$8,272	$8,264
Certificates of deposit	475 - 528 days	$960	$962	$960
Corporate debentures	388 - 461 days	2,109	2,118	2,109
Total long-term investments		$3,069	$3,080	$3,069

Restricted Cash

At December 31, 2013 and 2012, restricted cash was $322,000 and $303,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of the Company’s corporate credit cards and the contractual provisions with a customer. Additionally, a portion of the restricted cash balance at December 31, 2012 was associated with the lease agreement for the Company’s office in Seattle, Washington. Upon renegotiation of the Seattle lease agreement during 2013, the restricted cash obligation expired and the collateral was released.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated their fair values at December 31, 2013 and 2012, due to the short-term nature of these instruments. See Note 5 for discussion on the determination of the fair value of the Company’s long-term investments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 5 for further discussion.

Revenue Recognition

The Company primarily derives revenue from the sale of its online video platform, which enables its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Revenue is derived from three primary sources: (1) the subscription to its technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include initiation, set-up and customization services.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

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

Initiation fees and other professional services charged when services are first activated are recorded as deferred revenue, and recognized as revenue ratably over a term beginning upon go-live of the software application and extending through the contract term.

The Company assesses arrangements with multiple deliverables under Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amended the previous multiple-element arrangements accounting guidance. Pursuant to ASU 2009-13, objective and reliable evidence of fair value of the undelivered elements is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

When multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of fair value (VSOE), if available, or its best estimate of selling price (BESP), if VSOE is not available. The Company has determined that third-party evidence of selling price (TPE) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2013	$338	$449	$(326)	$461
Year ended December 31, 2012	266	137	(65)	$338
Year ended December 31, 2011	298	52	(84)	266

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

For the years ended December 31, 2013, 2012 and 2011, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2013 and 2012, no individual customer accounted for more than 10% of net accounts receivable.

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

life of the software, which is estimated to be three years. Capitalized internal-use software development costs are classified as “Software” within “Property and Equipment, net” in the accompanying consolidated balance sheets.

During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $1,065, $24 and $354, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $312, $542 and $886 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2013	2012
Computer equipment	3	$14,275	$11,804
Software	3 - 6	8,473	6,618
Furniture and fixtures	5	1,721	1,606
Leasehold improvements	Shorter of lease term or the estimated useful life	737	672
		25,206	20,700
Less accumulated depreciation and amortization		16,411	12,300
		$8,795	$8,400

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2013, 2012 and 2011 was $4,148, $4,022 and $2,992, respectively.

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

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

For the years ended December 31, 2013, 2012 and 2011, the Company has not identified any impairment of its long-lived assets.

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

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2013 and 2012.

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

In 2011, the Company adopted ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2013 and 2012, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive income (loss) is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2013 and 2012.

Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include redeemable convertible preferred stock in 2012 and 2011, warrants to purchase redeemable convertible preferred stock in 2012 and 2011, warrants to purchase common stock and outstanding common stock options, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable convertible preferred stock were deemed to be participating securities as defined by ASC 260-10, Earnings Per Share, but were excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Computation of basic and diluted net loss per share:
Net loss applicable to common stockholders	$(10,262)	$(13,919)	$(23,274)
Weighted-average shares of common stock outstanding	28,351	24,662	4,997
Less: weighted-average number of unvested restricted common shares outstanding	—	36	97
Weighted-average number of common shares used in calculating net loss per common share	28,351	24,626	4,900
Net loss per share applicable to common stockholders	$(0.36)	$(0.57)	$(4.75)

The following potentially dilutive common shares have been excluded from the computation of weighted-average shares outstanding as of December 31, 2013, 2012 and 2011, as their effect would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Redeemable convertible preferred stock	—	2,162	16,151
Options outstanding	3,331	3,894	4,092
Restricted stock units outstanding	1,398	384	—
Unvested restricted shares	—	36	97
Warrants	28	34	47

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2013 or 2012.

Stock-Based Compensation

At December 31, 2013, the Company had three stock-based compensation plans: the Amended and Restated 2004 Stock Option and Incentive Plan, the 2012 Stock Incentive Plan and the Brightcove Inc. 2012 RSU Inducement Plan. Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan. As discussed in Note 1, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK. The Brightcove KK Stock Option Plan was terminated in conjunction with the acquisition. These plans are more fully described in Note 7.

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

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model that used the assumptions noted in the following table. As there was no public market for its common stock prior to February 17, 2012, the effective date of

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2013, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 15%, 14% and 13% for the years ended December 31, 2013, 2012 and 2011, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted-average fair value of options granted during the years ended December 31, 2013, 2012 and 2011, was $5.34, $7.74 and $5.28 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.80%	1.25%	2.62%
Expected volatility	54%	57%	57%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

As of December 31, 2013, there was $12,133 of total unrecognized stock-based compensation expense related to unvested employee stock options, restricted stock awards and restricted stock units issued under the Company’s stock-based compensation plans that is expected to be recognized over a weighted-average period of 2.81 years. The total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations of $6, $35 and $234, respectively.

For the years ended December 31, 2013, 2012 and 2011, total stock-based compensation expense, including expense related to stock-based awards granted under the Brightcove KK Plan, was $6,401 $5,843 and $4,197, respectively.

See Note 7 for a summary of the stock option activity under the Company’s stock-based compensation plans for the year ended December 31, 2013.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

2. Summary of Significant Accounting Policies  – (continued)

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $3,215, $3,881 and $3,630 for the years ended December 31, 2013, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-05 to significantly impact its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company has adopted this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to significantly impact its consolidated financial statements.

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

3. Business Combination  – (continued)

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Accordingly, the results of operations of Zencoder have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the merger and using assumptions that the Company’s management believes are reasonable given the information currently available. Transaction costs and retention costs associated with the transaction were expensed as incurred.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

During the years ended December 31, 2013 and 2012, the Company recorded merger-related expenses of $2,069 and $1,852, respectively. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $27,379 purchase price, per the merger agreement, approximately $2,667 is to be paid to retain certain key employees over a two year period as services are performed. Through December 31, 2013, the Company has paid $1,667 in connection with the retention. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the Merger-related line item in the consolidated statements of operations over the expected service period, and was $1,640 and $826, respectively, during the years ended December 31, 2013 and 2012.

The Company recorded revenue and net loss for Zencoder of approximately $960 and $858, respectively, in the consolidated statements of operations from the acquisition date through December 31, 2012.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2012. The total purchase price for Zencoder was allocated as follows:

Cash and cash equivalents	$248
Other tangible assets	258
Identifiable intangible assets	11,031
Goodwill	19,646
Deferred tax liabilities, net	(3,406)
Other liabilities assumed	(398)
Total purchase price	$27,379

The following are the identifiable intangible assets acquired and their respective useful lives:

	Amount	Useful Life (years)
Developed technology	$6,074	6
Customer relationships	3,993	14
Non-compete agreements	596	2
Trade name	368	3
Total	$11,031

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Zencoder’s products and services. The allocation resulted in acquired intangible assets of $11,031.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

3. Business Combination  – (continued)

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

The deferred tax liabilities primarily relate to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes. The deferred tax assets relate to the net operating losses and other tax benefits acquired from Zencoder as part of the transaction. The Company assumed $3.4 million of the net deferred tax liabilities which created a future source of taxable income for which the Company’s net deferred tax assets can be realized and as a result the Company reduced the valuation allowance by approximately $3.4 million during 2012.

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

4. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2013:

Description	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6	$6,074	$1,392	$4,682
Customer relationships	14	3,993	392	3,601
Non-Compete agreements	2	596	410	186
Tradename	3	368	169	199
Total		$11,031	$2,363	$8,668

Finite-lived intangible assets consist of the following as of December 31, 2012:

Description	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6	$6,074	$379	$5,695
Customer relationships	14	3,993	107	3,886
Non-Compete agreements	2	596	112	484
Tradename	3	368	46	322
Total		$11,031	$644	$10,387

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

4. Intangible Assets and Goodwill  – (continued)

Amortization expense related to intangible assets for the years ended December 31, 2013 and 2012 was $1,719 and $644, respectively. There was no related amortization expense for the year ended December 31, 2011.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2014	$1,606
2015	1,374
2016	1,298
2017	1,298
2018	918
2019 and thereafter	2,174
Total	$8,668

In connection with the acquisition of Zencoder, the consideration transferred to acquire the business exceeded the fair value of the assets acquired and the liabilities assumed. As a result, the Company recorded the difference of $19,646 as goodwill during the year ended December 31, 2012, none of which is expected to be deductible for tax purposes. There was no change to goodwill during the year ended December 31, 2013.

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

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B. Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models, and excess earnings method.

C. Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

5. Fair Value Measurements  – (continued)

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2013 and 2012:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$13,797	$—	$—	$13,797
Restricted cash	—	322	—	322
Total assets	$13,797	$322	$—	$14,119

	December 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$6,433	$—	$—	$6,433
Restricted cash	—	303	—	303
Total assets	$6,433	$303	$—	$6,736

Realized gains and losses from sales of the Company’s investments are included in “Other expense, net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2013 or 2012.

6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through March 2022. Future minimum rental commitments under operating leases at December 31, 2013 are as follows:

Year Ending December 31,	Operating Lease Commitments
2014	$4,570
2015	3,630
2016	3,369
2017	3,579
2018	3,599
2019 and thereafter	11,485
$30,232

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

6. Commitments and Contingencies  – (continued)

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404.

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2013 and 2012, the Company had deferred rent and rent incentives of $1,304 and $759, respectively, of which $1,261 and $735, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $5,328, $4,197 and $2,396, respectively. Income from sublease rental activity amounted to $0, $88 and $158 for the years ended December 31, 2013, 2012 and 2011.

In addition to the operating lease commitments discussed above, as of December 31, 2013, the Company had non-cancelable commitments of $5,262 payable in 2014 and $19 payable in 2015, primarily for content delivery network and storage services.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming the Company in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered and filed counterclaims against Blue Spike on December 3, 2012. The Company amended its answer and counterclaims on July 15, 2013. This complaint is subject to indemnification by one of the Company’s vendors. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that the Company infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

6. Commitments and Contingencies  – (continued)

complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered the amended complaint on November 12, 2013. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss or range of a possible loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2013, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

7. Stockholders’ Equity

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

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

7. Stockholders’ Equity  – (continued)

Equity Incentive Plans

At December 31, 2013, the Company had three stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan) and the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan). Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan (the Brightcove KK Plan). As discussed in Note 1, on January 8, 2013 the Company acquired the remaining 37% of Brightcove KK. The Brightcove KK Plan was terminated in conjunction with the acquisition. As discussed in Note 2, on January 31, 2014 the Company acquired Unicorn. In connection with the Unicorn acquisition, the Company adopted the Brightcove Inc. 2014 Stock Inducement Plan and made awards of options to 61 new employees. The awards of options cover an aggregate of 578,350 shares of the Company’s common stock in the form of options to purchase shares of the Company’s common stock as an inducement to the employees entering into employment with the Company.

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

In 2012, the Board and stockholders adopted the 2012 Plan, which became effective on February 16, 2012. The 2012 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to the Company’s officers, employees, non-employee directors and certain other key persons of the Company as are selected by the Board or the compensation committee thereof. In connection with the approval of the 2012 Plan, the Company reserved 1,700,000 shares of common stock for issuance under the 2012 Plan, and 124,703 shares were transferred from the 2004 Plan. The number of shares reserved and available for issuance under the 2012 Plan automatically increases each January 1, beginning in 2013, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee subject to an overall overhang limit of 30%. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At December 31, 2013, 1,046,018 shares were available for issuance under all stock-based compensation plans.

The Brightcove KK Plan provided for the issuance of stock options to employees, officers, directors, and advisors of Brightcove KK and to employees of the Company. Stock options granted under the Brightcove KK Plan were not exchangeable for either options or shares of the Company.

In 2012, the Company adopted the RSU Plan and made awards of restricted stock units pursuant to the RSU Plan to fifteen new employees in connection with the acquisition of Zencoder. The awards of restricted stock units cover an aggregate of 77,100 shares of the Company’s common stock and were made as a material inducement to the employees entering into employment with the Company in connection with the acquisition of Zencoder. The restricted stock units will be settled in shares of the Company’s common stock upon vesting.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

7. Stockholders’ Equity  – (continued)

The following is a summary of the status of the Company’s stock options as of December 31, 2013 and the stock option activity for all stock options plans (excluding the Brightcove KK Plan) during the year ended December 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2012	3,437,879	$5.48
Granted	761,161	$10.08
Exercised	(785,525)	$2.33		$7,104
Canceled	(352,932)	$11.31
Outstanding at December 31, 2013	3,060,583	$6.76	6.61	$23,132
Exercisable at December 31, 2013	1,987,557	$4.60	5.83	$19,091
Vested and expected to vest at December 31, 2013(1)	2,829,514	$6.42	6.47	$22,300

(1)	This represents the number of vested options as of December 31, 2013 plus the number of unvested options expected to vest as of December 31, 2013, based on the unvested options outstanding at December 31, 2013 and adjusted for the estimated forfeiture rate.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $14.14 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2012 and 2011 was $8,594 and $3,108, respectively.

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

The following table summarizes the restricted stock unit award activity during the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2012	1,265,421	$11.72
Granted	407,516	6.89
Vested and issued	(284,468)	12.96
Canceled	(210,753)	10.68
Unvested by December 31, 2013	1,177,716	$10.26

During the year ended December 31, 2010, the Company granted 156,292 shares of restricted common stock to an employee under the 2004 Plan. Under the terms of the agreement, the Company had a repurchase provision whereby the Company had the right to repurchase any unvested shares when/if the employee

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

7. Stockholders’ Equity  – (continued)

terminates, at a price equal to the original exercise price. Accordingly, the Company recorded the payment received for the purchase of the restricted shares as a liability at the time of purchase and subsequently, reclassified such amounts to additional paid-in capital upon vesting of the award. During the year ended December 31, 2013, the Company reclassified $8 of this amount to additional-paid-in-capital upon final vesting of a portion of this award. The Company did not grant any shares of restricted common stock during the years ended December 31, 2013 or 2012.

The following table summarizes the restricted stock award activity during the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2012	4,887	$9.31
Granted	—
Vested	(4,887)	$9.31
Repurchased	—
Unvested by December 31, 2013	—	$—

Warrants

In September 2006, the Company issued fully vested warrants to purchase an aggregate of 46,713 shares of Series B Preferred Stock, at a purchase price of $3.21 per share, to two lenders in connection with a line of credit agreement. The warrants are exercisable at any time up until the expiration date of August 31, 2016. The fair value of the warrants was recorded as a discount on the related debt, and was amortized to interest expense over the life of the debt. The debt was fully repaid in March 2007. The warrant liability was reported at fair value until completion of the Company’s IPO in February 2012, whereupon the warrants automatically converted into warrants to purchase shares of the Company’s common stock. At the time of conversion of the warrants in connection with the Company’s IPO, the fair value of the warrants was $395, which was reclassified as a component of additional paid-in capital.

During 2012, 18,685 shares exercisable under the warrants were exercised pursuant to a net exercise provision, which resulted in the issuance of 15,781 common shares. There have been no additional exercises through December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recorded other expense of $0, $28 and $139, respectively, in the accompanying consolidated statements of operations, related to the increase in the fair value of the warrants, which was determined utilizing the Black-Scholes option-pricing model, during each respective year.

Common Stock Reserved for Future Issuance

At December 31, 2013, the Company has reserved the following shares of common stock for future issuance:

December 31, 2013
Common stock options outstanding	3,060,583
Restricted stock unit awards outstanding	1,177,716
Shares available for issuance under all stock-based compensation plans	1,046,018
Common Stock warrants	28,028
Total shares of authorized common stock reserved for future issuance	5,312,345

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

8. Non-controlling Interest

On May 30, 2008, the Company formed Brightcove KK, a wholly owned subsidiary of Brightcove Inc. On July 18, 2008, the Company entered into a joint venture agreement with J-Stream Inc. (J-Stream), Dentsu, Inc. (Dentsu), Cyber Communications, Inc. and Transcosmos Investments & Business Development, Inc. (collectively, the minority stockholders). The minority stockholders invested cash of approximately $4.8 million in Brightcove KK such that their cumulative ownership interest in the entity was 37%, while the Company retained a 63% ownership interest in the entity. The Company determined that it had a controlling interest and was the primary beneficiary of the entity. As such, the Company consolidated Brightcove KK for financial reporting purposes, and a non-controlling interest was recorded for the third parties’ interest in the net assets and operations of Brightcove KK to the extent of the non-controlling partners’ individual investments.

On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. The purchase price of the remaining equity interest was approximately $1.1 million and was funded by cash on hand. The Company continues to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, the Company no longer records a non-controlling interest in the consolidated financial statements. The purchase was accounted for as an equity transaction in accordance with ASC 810, Consolidation. Accordingly, the non-controlling interest in the consolidated subsidiary on the accompanying consolidated balance sheet was reduced to zero on the transaction date to reflect the Company’s increased ownership percentage, with the excess of the non-controlling interest balance on the date of the acquisition over the $1.1 million purchase price recorded as additional-paid-in-capital.

Non-controlling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$1,842	$1,108
Net income attributable to non-controlling interest in consolidated subsidiary	20	734
Purchase of non-controlling interest in consolidated subsidiary	(1,862)	—
Balance at end of period	$—	$1,842

9. Related Party Transactions

Two of the former non-controlling interest holders in Brightcove KK, J-Stream and Dentsu, acted as product distributors for the Company in Japan. As disclosed in Note 1 to the consolidated financial statements, on January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. As such, J-Stream and Dentsu are no longer considered related parties effective January 8, 2013.

As of December 31, 2013 and December 31, 2012, accounts receivable from related parties was:

	December 31,
	2013	2012
J-Stream	—	432
Dentsu	—	19
Total related party accounts receivable	$—	$451

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

9. Related Party Transactions  – (continued)

For the years ended December 31, 2013, 2012 and 2011, the Company recorded revenue from related parties of:

	Year Ended December 31,
	2013(1)	2012	2011
J-Stream	36	3,240	2,877
Dentsu	6	276	602
Total related party revenue	$42	$3,516	$3,479

The Company believes that all related party transactions have been negotiated at arm’s length.

(1)	Represents related party revenue for the period from January 1, 2013 through January 7, 2013, which is the period prior to the Company’s acquisition of the remaining 37% interest in Brightcove KK on January 8, 2013.

10. Income Taxes

Income (loss) before the provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Domestic	$(10,740)	$(18,139)	$(18,551)
Foreign	710	2,198	1,367
Total	$(10,030)	$(15,941)	$(17,184)

The provision for (benefit from) income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current provision:
Federal	$—	$—	$—
State	22	16	—
Foreign	128	95	90
Total current	150	111	90
Deferred benefit:
Federal	—	(2,937)	—
State	—	(470)	—
Foreign	62	(193)	—
Total deferred	62	(3,600)	—
Total provision (benefit)	$212	$(3,489)	$90

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

10. Income Taxes  – (continued)

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes	(3.3)	(3.4)	(0.4)
Change in tax rate	5.0	0.4	5.5
Permanent differences	(11.7)	9.6	(2.7)
Foreign rate differential	(0.4)	0.3	0.2
Research and development credits	(9.5)	—	(4.5)
Change in valuation allowance	56.0	5.2	36.4
Effective tax rate	2.1%	(21.9)%	0.5%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2013 and 2012 is as follows:

	As of December 31,
	2013	2012
Net operating loss carryforwards	$30,763	$30,160
Tax credit carryforwards	5,211	3,578
Stock-based compensation	3,502	2,195
Intangible assets	(3,469)	(4,028)
Fixed assets	85	(464)
Account receivable reserves	966	506
Accrued compensation	53	414
Capitalized research and development costs	47	97
Capitalized start-up costs	481	570
Other temporary differences	1,121	417
Deferred tax assets	38,760	33,445
Valuation allowance	(38,635)	(33,258)
Net deferred tax assets	$125	$187

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

Upon the closing of the Zencoder acquisition, the Company assumed $3.4 million of net deferred tax liabilities which created a future source of taxable income for which the Company’s net deferred tax assets can be realized and as a result the Company reduced the valuation allowance by approximately $3.4 million during the year ended December 31, 2012. The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2013 and 2012, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2012 to 2013 principally relates to the current year taxable loss.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

10. Income Taxes  – (continued)

The Company has historically provided a valuation allowance against its net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, the Company determined in the fourth quarter of 2012 that it was probable it will realize the benefits of its future deductible differences. As such, the Company released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193 income tax benefit in the consolidated statement of operations for the year ended December 31, 2012. In 2013 a portion of the Company’s profits in Japan were offset by losses in Japan. Accordingly, the Company’s deferred tax asset in Japan decreased in 2013.

As of December 31, 2013, the Company had federal and state net operating losses of approximately $97.0 million and $43.4 million, respectively, which are available to offset future taxable income, if any, through 2033. The Company also had federal and state research and development tax credits of $3.6 million and $2.5 million, respectively, which expire in various amounts through 2033. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. Through April 30, 2013, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2013 and 2012, the Company had no recorded liabilities for uncertain tax positions.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. At December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The Company’s current intention is to reinvest the total amount of its unremitted earnings in the local international tax jurisdiction or to repatriate the earnings only when tax effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practical due to the complexity associated with this hypothetical calculation.

11. Debt

The Company has an amended loan and security agreement (Line of Credit) with a lender providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $10.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit, which reduce the borrowing availability of the Line of Credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit are due on March 30, 2015, and interest and related finance charges are payable monthly. At December 31, 2013 and 2012, the Company had no amounts outstanding under the Line of Credit.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

11. Debt  – (continued)

On June 24, 2011, the Company entered into the First Loan Modification Agreement (Modification Agreement) to the Line of Credit. Pursuant to the terms of the Modification Agreement, during the year ended December 31, 2011, the Company drew $7.0 million in term loan advances. In February 2012, the Company repaid the $7.0 million balance under the Modification Agreement and made a final payment of $140,000, representing 2% of the outstanding balance, pursuant to the terms of the Modification Agreement. As such, the Company had no outstanding borrowings under the Modification Agreement at December 31, 2013.

12. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued payroll and related benefits	$7,607	$7,070
Accrued sales and other taxes	1,367	1,386
Accrued professional fees and outside contractors	1,564	656
Accrued content delivery	2,313	1,417
Accrued other liabilities	1,677	1,110
Total	$14,528	$11,639

13. Segment Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is its chief executive officer. The Company and the chief decision maker view the Company’s operations and manage its business as one operating segment.

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2013	2012	2011
Revenue:
North America	$65,336	$55,836	$41,953
Europe	27,180	20,314	14,489
Japan	6,497	5,949	4,764
Asia Pacific	10,095	5,174	2,219
Other	787	700	138
Total revenue	$109,895	$87,973	$63,563

North America is comprised of revenue from the United States, Canada and Mexico. During the years ended December 31, 2013, 2012 and 2011, revenue from customers located in the United States was $60,195, $51,695 and $38,820, respectively. During the years ended December 31, 2013, 2012 and 2011, no other country contributed more than 10% of the Company’s total revenue.

Brightcove Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data, unless otherwise noted)

13. Segment Information  – (continued)

As of December 31, 2013 and 2012, property and equipment at locations outside the United States was not material.

14. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. To date, the Company has not made any contributions to the plan.

15. Quarterly Financial Data (unaudited)

	For the three months ended:
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Revenue	$29,746	$28,527	26,901	$24,721	$24,338	$22,071	21,620	$19,944
Gross profit	19,790	19,279	17,729	16,307	16,735	15,098	15,176	13,580
Loss from operations	(1,003)	(1,317)	(3,302)	(3,872)	(4,606)	(3,713)	(3,886)	(3,242)
Net loss attributable to Brightcove Inc.	(1,243)	(1,268)	(3,522)	(4,229)	(4,651)	(611)	(4,338)	(3,586)
Basic and diluted net loss per share	$(0.04)	$(0.04)	(0.12)	$(0.15)	$(0.17)	$(0.02)	(0.16)	$(0.27)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Brightcove Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Brightcove Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of Brightcove Inc. and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

BRIGHTCOVE INC.

By:	/s/ David Mendels David Mendels Chief Executive Officer

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

Name	Title	Date
/s/ David Mendels David Mendels	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014
/s/ Christopher Menard Christopher Menard	Chief Financial Officer (Principal Financial Officer)	March 10, 2014
/s/ Christopher Stagno Christopher Stagno	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2014
/s/ Jeremy Allaire Jeremy Allaire	Chairman of the Board of Directors	March 10, 2014
/s/ Deborah Besemer Deborah Besemer	Director	March 10, 2014
/s/ Derek Harrar Derek Harrar	Director	March 10, 2014
/s/ Scott Kurnit Scott Kurnit	Director	March 10, 2014
/s/ Elizabeth Nelson Elizabeth Nelson	Director	March 10, 2014
/s/ David Orfao David Orfao	Director	March 10, 2014

EXHIBIT INDEX

Exhibits
2.1*(1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.
3.1*(2)	Eleventh Amended and Restated Certificate of Incorporation.
3.2*(3)	Amended and Restated By-Laws.
4.1*(4)	Form of Common Stock certificate of the Registrant.
4.2*(5)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.
4.3*(6)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to GE Capital CFE, Inc.
4.4*(7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.
4.5*(8)	Brightcove Inc. RSU Inducement Plan.
4.6*(9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.
10.1*(10)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.
10.2†*(11)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.
10.3†*(12)	2012 Stock Incentive Plan of the Registrant.
10.4†*(13)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.
10.5†(14)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.6*(15)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.
10.7*(16)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.
10.8*(17)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.
10.9*(18)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.
10.10†*(19)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.
10.11†*(20)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.
10.12†*(21)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.
10.13†*(22)	Employment Agreement dated August 8, 2011 between the Registrant and Christopher Menard.
10.14†*(23)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.
10.15†*(24)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.
10.16*(25)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire
10.17†*(26)	Non-Employee Director Compensation Policy.
10.18†*(27)	Senior Executive Incentive Bonus Plan.
10.19†*(28)	Form of Restricted Stock Award Agreement under the 2012 Stock Incentive Plan.

Exhibits
10.20†*(29)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.21†*(30)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
10.22*(31)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on signature page).
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(3)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(4)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(6)	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(11)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(12)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(13)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(14)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(15)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(16)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(17)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(19)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(20)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(21)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(22)	Filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(23)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(24)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.
(25)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.
(26)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(27)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(28)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(29)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(30)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(31)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
*	Incorporated herein by reference.
**	Filed herewith.
•	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Indicates a management contract or any compensatory plan, contract or arrangement.