Form 10-Q
period 2014-03-31
BRIGHTCOVE INC
filed 2014-05-08
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2014 there were 32,095,129 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$19,764	$33,047
Short-term investments	1,660	3,061
Restricted cash	8	121
Accounts receivable, net of allowance of $436 and $461, respectively	22,144	21,560
Prepaid expenses and other current assets	5,838	4,011
Deferred tax asset	128	125
Total current assets	49,542	61,925
Property and equipment, net	11,151	8,795
Intangible assets, net	19,378	8,668
Goodwill	51,054	22,018
Restricted cash, net of current portion	201	201
Other assets	815	1,519
Total assets	$132,141	$103,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,527	$3,067
Accrued expenses	10,461	14,528
Capital lease liability	1,342	—
Deferred revenue	26,614	23,571
Total current liabilities	40,944	41,166
Deferred revenue, net of current portion	174	247
Other liabilities	2,883	1,333
Total liabilities	44,001	42,746
Contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,038,029 and 29,034,919 shares issued and outstanding, respectively	32	29
Additional paid-in capital	209,407	176,928
Accumulated other comprehensive loss	(338)	(453)
Accumulated deficit	(120,961)	(116,124)
Total stockholders’ equity	88,140	60,380
Total liabilities and stockholders’ equity	$132,141	$103,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription and support revenue	$29,375	$23,777
Professional services and other revenue	1,730	944
Total revenue	31,105	24,721
Cost of revenue:(1)(2)
Cost of subscription and support revenue	9,520	6,747
Cost of professional services and other revenue	1,747	1,667
Total cost of revenue	11,267	8,414
Gross profit	19,838	16,307
Operating expenses:(1)(2)
Research and development	6,569	5,061
Sales and marketing	11,346	9,947
General and administrative	4,714	4,626
Merger-related	1,867	545
Total operating expenses	24,496	20,179
Loss from operations	(4,658)	(3,872)
Other expense, net	(112)	(299)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,770)	(4,171)
Provision for income taxes	67	38
Consolidated net loss	(4,837)	(4,209)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(20)
Net loss attributable to Brightcove Inc.	$(4,837)	$(4,229)
Net loss per share – basic and diluted	$(0.16)	$(0.15)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	31,037,732	28,023,708

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$60	$68
Cost of professional services and other revenue	52	51
Research and development	396	320
Sales and marketing	633	575
General and administrative	609	685
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$423	$253
Research and development	31	10
Sales and marketing	265	167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Consolidated net loss	$(4,837)	$(4,209)
Other comprehensive loss:
Foreign currency translation adjustments	115	(557)
Comprehensive loss	(4,722)	(4,766)
Less: net income attributable to non-controlling interest in consolidated subsidiary	—	20
Comprehensive loss	$(4,722)	$(4,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(4,837)	$(4,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,826	1,535
Stock-based compensation	1,750	1,699
Provision for reserves on accounts receivable	23	27
Amortization of premium on investments	1	34
Loss on disposal of equipment	—	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(40)	(2,717)
Prepaid expenses and other current assets	(1,602)	(1,168)
Other assets	861	20
Accounts payable	(1,769)	819
Accrued expenses	(4,095)	(1,958)
Deferred revenue	2,948	3,103
Net cash used in operating activities	(4,934)	(2,814)
Investing activities
Cash paid for acquisition, net of cash acquired	(9,100)	—
Maturities of investments	1,400	2,800
Purchases of property and equipment	(206)	(126)
Capitalized internal-use software costs	(571)	—
Decrease in restricted cash	113	60
Net cash (used in) provided by investing activities	(8,364)	2,734
Financing activities
Proceeds from exercise of stock options	117	108
Purchase of non-controlling interest in consolidated subsidiary	—	(1,084)
Payments under capital lease obligation	(222)	—
Net cash used in financing activities	(105)	(976)
Effect of exchange rate changes on cash	120	(559)
Net decrease in cash and cash equivalents	(13,283)	(1,615)
Cash and cash equivalents at beginning of period	33,047	21,708
Cash and cash equivalents at end of period	$19,764	$20,093
Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$30,615	$—
Supplemental disclosure of non-cash financing activities
Vesting of restricted stock	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows – (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow related to asset purchase agreement
In connection with the asset purchase agreement with Unicorn Media, Inc. on January 31, 2014, the following transactions occurred:
Fair value of assets acquired	$44,300	$—
Liabilities assumed related to acquisition	(4,572)	—
Total purchase price	39,728	—
Less issuance of common stock in connection with acquisition	(30,615)	—
Less cash and cash equivalents acquired	(13)	—
Cash paid for acquisition, net of cash acquired	$9,100	$—

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2014, the Company had ten wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Bright Bay Co. Ltd., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC and Cacti Acquisition LLC.

On January 31, 2014, the Company acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries pursuant to an Asset Purchase Agreement and Plan of Reorganization (the Purchase Agreement). Unicorn Media, Inc. is a privately-held company located in Tempe, Arizona and a provider of cloud video ad insertion technology. See Note 2 for further discussion.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2014 and 2013. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

2. Business Combination

On January 31, 2014, pursuant to the Purchase Agreement, dated as of January 6, 2014, by and among the Company, Cacti Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, Unicorn Media, Inc. (“Unicorn Media”), Unicorn Media of Arizona, Inc., an Arizona corporation (“Unicorn Arizona Sub”), U Media Limited, a private limited company registered in England and Wales (“Unicorn UK Sub” and, together with Unicorn Media and Unicorn Arizona Sub, “Unicorn”), and the Securityholders’ Representative named therein, the Company completed its acquisition of substantially all of Unicorn’s assets in exchange for common stock of the Company and the assumption by the Company of certain liabilities of Unicorn (the “Acquisition”). The Company issued 2,850,547 unregistered shares of common stock of the Company and paid approximately $9,100 in cash to cover transaction-related expenses of Unicorn, bonus expenses payable by Unicorn, the assumption of Unicorn’s liability to cash out all vested non-qualified stock options and compensatory warrants to purchase common stock of Unicorn outstanding immediately prior to the closing (including all Unicorn withholding obligations in connection therewith) and certain other liabilities of Unicorn. Based on a $10.74 price per share of the Company’s common stock at the date of closing, the transaction is valued at approximately $39,728. Pursuant to the Purchase Agreement, 1,285,715 shares were placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Unicorn’s representations and warranties, covenants and agreements. The Company acquired Unicorn to enhance and extend the Company’s existing offerings with Unicorn’s cloud video ad insertion technology. The Company believes that the unification of Unicorn’s cloud video ad insertion technology with the Company’s existing offerings will enable new and improved scalable services.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of Unicorn have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remain preliminary as of March 31, 2014, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2014, the Company incurred merger-related costs of $1,751 related to this acquisition. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $39,728 purchase price, per the Purchase Agreement, approximately $1,925 is to be paid to retain certain key employees over periods ranging from one to two years as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the condensed consolidated statement of operations over the expected service period, and was $227 during the three months ended March 31, 2014.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

2. Business Combination  – (continued)

expected to be realized from the Unicorn acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in cloud video ad insertion. The combined company will benefit from a broader global presence, and with the Company’s direct sales force and larger channel coverage, the combined company anticipates significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes.

The total purchase price for Unicorn has been preliminarily allocated as follows:

Cash and cash equivalents	$13
Other tangible assets	3,822
Identifiable intangible assets	11,429
Goodwill	29,036
Liabilities assumed	(4,572)
Total estimated purchase price	$39,728

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Developed technology	$8,149	8
Customer relationships	1,964	7
Non-compete agreements	1,316	3
Total	$11,429

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

The estimated remaining amortization expense for the remainder of 2014 and for each of the five succeeding years and thereafter is as follows:

Year ended December 31,	Amount
2014	$1,303
2015	1,738
2016	1,738
2017	1,336
2018	1,299
2019 and thereafter	3,725
Total	$11,139

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

2. Business Combination  – (continued)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Unicorn, on a pro forma basis, as though the Company had acquired Unicorn on January 1, 2013. The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets and the compensation expense recorded to retain certain key employees.

	Three Months Ended March 31,
	2014	2013
Total revenue	$31,646	$25,883
Net loss	$(4,322)	$(7,620)
Earnings per share – basic and diluted	$(0.14)	$(0.25)

3. Non-controlling Interest

On January 8, 2013, the Company acquired the remaining 37% interest of its majority-owned subsidiary, Brightcove KK, a Japanese joint venture which was formed on July 18, 2008. Given that the Company now owns 100% of Brightcove KK, the Company will continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, the Company no longer records a non-controlling interest in the condensed consolidated statements of operations.

4. Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

At March 31, 2014 and December 31, 2013, no individual customer accounted for 10% or more of net accounts receivable. For the three months ended March 31, 2014 and 2013, no individual customer accounted for 10% or more of total revenue.

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

6. Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities less than one year from the balance sheet date are classified as short-term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long-term investments.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

6. Cash, Cash Equivalents and Investments  – (continued)

Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit and corporate debentures. At March 31, 2014 and December 31, 2013, the Company classified its investments as held-to-maturity as it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at March 31, 2014 and December 31, 2013.

Cash, cash equivalents and investments as of March 31, 2014 consist of the following:

	March 31, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$11,057	$11,057	$11,057
Money market funds	Demand	8,707	8,707	8,707
Total cash and cash equivalents		$19,764	$19,764	$19,764
Certificates of deposit	20 – 73 days	$960	$960	$960
Corporate debentures	6 days	700	700	700
Total short-term investments		$1,660	$1,660	$1,660

Cash, cash equivalents and investments as of December 31, 2013 consist of the following:

	December 31, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,250	$19,250	$19,250
Money market funds	Demand	13,797	13,797	13,797
Total cash and cash equivalents		$33,047	$33,047	$33,047
Certificates of deposit	110 – 163 days	$960	$961	$960
Corporate debentures	23 – 96 days	2,101	2,102	2,101
Total short-term investments		$3,061	$3,063	$3,061

7. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of the weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Options outstanding	3,491	3,401
Restricted stock units outstanding	1,083	1,419
Warrants	28	28

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,707	$—	$—	$8,707
Restricted cash	—	209	—	209
Total assets	$8,707	$209	$—	$8,916

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$13,797	$—	$—	$13,797
Restricted cash	—	322	—	322
Total assets	$13,797	$322	$—	$14,119

9. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected life in years	6.2	6.3
Risk-free interest rate	2.17%	1.36%
Volatility	54%	54%
Dividend yield	—	—
Weighted-average fair value of stock options granted	$5.54	$3.38

The Company recorded stock-based compensation expense of $1,750 and $1,699 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $13,241 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 3.22 years.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

9. Stock-based Compensation  – (continued)

The following is a summary of the status of the Company’s stock options as of March 31, 2014 and the stock option activity during the three months ended March 31, 2014.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	3,060,583	$0.31 – 16.88	$6.76
Granted	852,882	9.65 – 10.74	10.39
Exercised	(57,540)	0.31 – 11.00	2.04		$591
Canceled	(124,395)	6.48 – 16.88	8.84
Outstanding at March 31, 2014	3,731,530	$0.31 – 16.88	$7.59	7.04	$10,910
Exercisable at March 31, 2014	2,004,762	$0.31 – 16.88	$4.84	5.41	$10,506
Vested or expected to vest at March 31, 2014(2)	3,276,359	$0.31 – 16.88	$7.15	6.75	$10,836

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2014 of $9.83 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of March 31, 2014 plus the number of unvested options expected to vest as of March 31, 2014 based on the unvested options outstanding at March 31, 2014 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2013	1,177,716	$10.26
Granted	2,000	9.65
Vested and issued	(95,023)	10.12
Canceled	(40,122)	8.69
Unvested by March 31, 2014	1,044,571	$10.49

10. Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $67 and $38, respectively. The income tax provision for the three months ended March 31, 2014 and 2013 relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2014 and December 31, 2013.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

10. Income Taxes  – (continued)

The Company’s income tax return reporting periods since December 31, 2010 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

11. Commitments and Contingencies

Leases

In connection with the Purchase Agreement, the Company assumed various capital lease arrangements for computer equipment for a total obligation of $2,871 as of the closing of the transaction. The lease arrangements expire at various dates through August 2016. As of March 31, 2014, the total remaining lease obligation was $2,648.

The Company assumed non-cancelable operating lease agreements for office space in connection with the Purchase Agreement. As of March 31, 2014, these operating leases have non-cancelable commitments through December 2016 of $1,759.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

11. Commitments and Contingencies  – (continued)

losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2014, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against its customers by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit were due on March 31, 2013, and interest and related finance charges are payable monthly. On April 29, 2013, the Company amended the Line of Credit to increase the aggregate amount of borrowings that may be outstanding under the Company’s asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. At March 31, 2014 and December 31, 2013, the Company had no amounts outstanding under the Line of Credit.

13. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2014	2013
Revenue:
North America	$18,014	$15,414
Europe	8,627	5,390
Japan	1,921	1,453
Asia Pacific	2,333	2,282
Other	210	182
Total revenue	$31,105	$24,721

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)

13. Segment Information  – (continued)

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended March 31, 2014 and 2013, revenue from customers located in the United States was $16,418 and $14,295, respectively. During the three months ended March 31, 2014 and 2013, no international country contributed more than 10% of the Company’s total revenue.

As of March 31, 2014 and December 31, 2013, property and equipment at locations outside the U.S. was not material.

14. Recently Issued and Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-05, Foreign Currency Matters, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard was effective beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The adoption of ASU 2013-05 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance effective January 1, 2014. The adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2013 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are a leading global provider of cloud services for video. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of March 31, 2014, we had 6,126 customers in over 70 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the three months ended March 31, 2014, our customers used Video Cloud to deliver an average of approximately 1.4 billion video streams per month, which we believe is more video streams per month than any other professional solution.

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

On January 31, 2014, we acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud-based video ad insertion technology. The Unicorn Once service, re-branded as Brightcove Once, is an innovative, cloud-based ad insertion and video stitching service which addresses the limitations of traditional online video ad insertion technology. Brightcove Once, or Once, reduces the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand video with dynamically customized programming and targeted advertising to a wide range of Internet-connected devices. We plan to continue to develop, operate, support and promote Once in its current form in the near term. We also plan to integrate Once with our Video Cloud product over time.

As of March 31, 2014, we had 411 employees and 6,126 customers, of which 4,303 used our volume offerings and 1,823 used our premium offerings. As of March 31, 2013, we had 334 employees and 6,321 customers, of which 4,631 used our volume offerings and 1,690 used our premium offerings.

We have generated substantially all of our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $24.7 million in the three months ended March 31, 2013 to $31.1 million in the three months ended March 31, 2014. Our consolidated net loss was $4.8 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively. Included in consolidated net loss for the three months ended March 31, 2014 was stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $719,000, respectively. Included in consolidated net loss for the three months ended March 31, 2013 was stock-based compensation and amortization of acquired intangible assets of $1.7 million and $430,000, respectively.

For the three months ended March 31, 2014 and 2013, our revenue derived from customers located outside North America was 42% and 38%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Our philosophy for the next few years will continue to be to invest for long-term growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, and the innovation of new features for existing products and the development of new products. We believe these investments will help us retain our existing customers and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

Acquisitions

On August 14, 2012, we acquired Zencoder Inc., or Zencoder, a cloud-based media processing service and HTML5 video player technology provider, for total consideration of approximately $27.4 million. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of Zencoder have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which were finalized at December 31, 2012. The acquisition did not result in the addition of any reportable segments.

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

On January 31, 2014, we acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud video ad insertion technology, for total consideration of approximately $39.7 million, which was funded by cash on hand of $9.1 million and 2,850,547 unregistered shares of our common stock. The results of operations of Unicorn are consolidated with our results of operations beginning on January 31, 2014, the closing date of the transaction.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to both large and small organizations. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), Once customers and our Zencoder customers who are on annual contracts. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month and pay-as-you-go contracts. The number of customers subscribing to our premium offerings is particularly important to monitor given that we expect revenue from premium offerings to continue to represent a significant portion of our total revenue, and we are investing significantly to support sales in a new and rapidly evolving market.

During the three months ended March 31, 2014, the number of customers remained relatively consistent, and during the three months ended March 31, 2013, the number of customers decreased 3%. As of March 31, 2014, we had 6,126 customers, of which 4,303 used our volume offerings and 1,823 used our premium offerings. As of March 31, 2013, we had 6,321 customers, of which 4,631 used our volume offerings and 1,690 used our premium offerings. The number of volume customers decreased during the three months ended March 31, 2014 primarily due to our discontinuation of entry-level Video Cloud Express offerings. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease during the remainder of 2014 given that certain of the Video Cloud Express price levels were discontinued.

•	Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud and Once. We believe the average number of monthly streams is a key indicator of the adoption of Video Cloud as an online video platform, the adoption of Once as online video ad insertion technology and the growth of video content across the Internet.

During the three months ended March 31, 2014, the average number of monthly streams was approximately 1.4 billion, an increase of 64% from approximately 863 million during the three months ended March 31, 2013.

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

In the three months ended March 31, 2014, the recurring dollar retention rate was 88% compared with 97% for the three months ended March 31, 2013. The decrease in our recurring dollar retention rate in the three months ended March 31, 2014 was driven by a decrease in sales of additional products and services to our existing customer base.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2014	2013
Customers (at period end)
Volume	4,303	4,631
Premium	1,823	1,690
Total customers (at period end)	6,126	6,321
Average monthly year-to-date streams (in thousands)	1,411,001	862,889
Recurring dollar retention rate	88%	97%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of Video Cloud, the Zencoder Service and Once.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We have discontinued the lower level pricing options for the Express edition, and accordingly, we expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

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

Once is an innovative, cloud-based ad insertion and video stitching service which addresses the limitations of traditional online video ad insertion technology. There are currently three Once offerings. OnceVOD includes dynamic delivery and monetization for premium video-on-demand content. OnceLIVE includes dynamic delivery, linear ad replacement and ad insertion for live broadcasts, events and  24/7 linear channels. OnceUX includes dynamic ad insertion, with associated rich client and interactive ad capabilities delivered via an API method. Once is offered to customers on a subscription basis, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer’s needs.

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

Cost of revenue increased in absolute dollars from the first three months of 2013 to the first three months of 2014. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. In future periods we expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs related to the growth of our business and operations. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Merger-related.  Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.9 million is required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services are to be performed varies by employee. Additionally, approximately $2.7 million is required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses and interest expense payable on our debt.

Non-controlling Interest

On January 8, 2013, we acquired the remaining 37% interest in Brightcove KK for a purchase price of approximately $1.1 million. As a result of the transaction, we own 100% of Brightcove KK and continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we ceased recording a non-controlling interest in the consolidated statements of operations.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at March 31, 2014, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. We recorded stock-based compensation expense of $1.8 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2014 and 2013, 47% and 38%, respectively, of our revenue was generated in locations outside the United States. During the three months ended March 31, 2014 and 2013, 34% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, business combinations, intangible assets, goodwill and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2013.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 11, 2014.

We believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription and support revenue	$29,375	$23,777
Professional services and other revenue	1,730	944
Total revenue	31,105	24,721
Cost of revenue:
Cost of subscription and support revenue	9,520	6,747
Cost of professional services and other revenue	1,747	1,667
Total cost of revenue	11,267	8,414
Gross profit	19,838	16,307
Operating expenses:
Research and development	6,569	5,061
Sales and marketing	11,346	9,947
General and administrative	4,714	4,626
Merger-related	1,867	545
Total operating expenses	24,496	20,179
Loss from operations	(4,658)	(3,872)
Other expense, net	(112)	(299)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,770)	(4,171)
Provision for income taxes	67	38
Consolidated net loss	(4,837)	(4,209)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(20)
Net loss attributable to Brightcove Inc.	$(4,837)	$(4,229)

Overview of Results of Operations for the Three Months Ended March 31, 2014 and 2013

Total revenue increased by 26%, or $6.4 million, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in subscription and support revenue of 24%, or $5.6 million, and an increase in professional services and other revenue of 83%, or $786,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,823 as of March 31, 2014, an increase of 8% from 1,690 customers as of March 31, 2013, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $6.4 million, or 29%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $3.5 million, or 22%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $4.7 million in the three months ended March 31, 2014 compared to $3.9 million in the three months ended March 31, 2013. Loss from operations in the three months ended March 31, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.8 million, $719,000 and $1.9 million, respectively. Loss from operations in the three months ended March 31, 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.7 million, $430,000 and $545,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2014, we had $19.8 million of unrestricted cash and cash equivalents, a decrease of $13.3 million from $33.0 million at December 31, 2013, due primarily the $9.1 million of net cash paid as part of the Unicorn acquisition and the $4.9 million of cash used in operating activities offset by $1.4 million in maturities of investments.

Revenue

	Three Months Ended March 31,
	2014		2013		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$28,597	92%	$22,186	90%	$6,411	29%
Volume	2,508	8	2,535	10	(27)	(1)
Total	$31,105	100%	$24,721	100%	$6,384	26%

During the three months ended March 31, 2014, revenue increased by $6.4 million, or 26%, compared to the three months ended March 31, 2013, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $6.4 million, or 29%, is partially the result of an 8% increase in the number of premium customers from 1,690 at March 31, 2013 to 1,823 at March 31, 2014. In the three months ended March 31, 2014, volume revenue decreased by $27,000, or 1%, compared to the three months ended March 31, 2013, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Three Months Ended March 31,
	2014		2013		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$29,375	94%	$23,777	96%	$5,598	24%
Professional services and other	1,730	6	944	4	786	83
Total	$31,105	100%	$24,721	100%	$6,384	26%

In the three months ended March 31, 2014, subscription and support revenue increased by $5.6 million, or 24%, compared to the three months ended March 31, 2013. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue increased by 83%, or $786,000, due to an increase in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2014		2013		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$18,014	58%	$15,414	62%	$2,600	17%
Europe	8,627	28	5,390	22	3,237	60
Japan	1,921	6	1,453	6	468	32
Asia Pacific	2,333	7	2,282	9	51	2
Other	210	1	182	1	28	15
International subtotal	13,091	42	9,307	38	3,784	41
Total	$31,105	100%	$24,721	100%	$6,384	26%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2014, total revenue for North America increased $2.6 million, or 17%, compared to the three months ended March 31, 2013. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended March 31, 2014, total revenue outside of North America increased $3.8 million, or 41%, compared to the three months ended March 31, 2013. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended March 31,
	2014		2013		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$9,520	32%	$6,747	28%	$2,773	41%
Professional services and other	1,747	101	1,667	177	80	5
Total	$11,267	36%	$8,414	34%	$2,853	34%

In the three months ended March 31, 2014, cost of subscription and support revenue increased $2.8 million, or 41%, compared to the three months ended March 31, 2013. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services, amortization of acquired intangible assets, and depreciation expense of $1.6 million, $797,000, $170,000 and $201,000, respectively.

In the three months ended March 31, 2014, cost of professional services and other revenue increased $80,000, or 5%, compared to the three months ended March 31, 2013. The increase resulted primarily from an increase in employee-related expenses of $187,000 offset by a decrease in contractor expenses of $112,000.

Gross Profit

	Three Months Ended March 31,
	2014		2013		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$19,855	68%	$17,030	72%	$2,825	17%
Professional services and other	(17)	(1)	(723)	(77)	706	98
Total	$19,838	64%	$16,307	66%	$3,531	22%

The overall gross profit percentage was 64% and 66% for the three months ended March 31, 2014 and March 31, 2013, respectively. Professional services and other gross profit increased $706,000, or 98%, compared to the three months ended March 31, 2013, as we have continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2014		2013		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$6,569	21%	$5,061	21%	$1,508	30%
Sales and marketing	11,346	37	9,947	40	1,399	14
General and administrative	4,714	15	4,626	19	88	2
Merger-related	1,867	6	545	2	1,322	243
Total	$24,496	79%	$20,179	82%	$4,317	21%

Research and Development.  In the three months ended March 31, 2014, research and development expense increased by $1.5 million, or 30%, compared to the three months ended March 31, 2013 primarily due to increases in employee-related and computer maintenance and support expenses of $1.0 million and $177,000, respectively. There was also an increase in rent expense of $99,000. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing.  In the three months ended March 31, 2014, sales and marketing expense increased $1.4 million, or 14%, compared to the three months ended March 31, 2013 primarily due to increases in employee-related expenses, marketing programs and contractor expenses of $737,000, $126,000 and $121,000, respectively. There were also increases in rent and travel expenses of $115,000 and $112,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative.  In the three months ended March 31, 2014, general and administrative expense increased by $88,000, or 2%, compared to the three months ended March 31, 2013 primarily due to an increase in employee-related expenses and outside accounting and legal fees of $203,000 and $129,000, respectively. These increases were offset by a decrease in depreciation expense of $180,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related.  During the three months ended March 31, 2014, we incurred $1.9 of merger-related expenses associated with our acquisition of Unicorn and the retention of certain employees of Zencoder and Unicorn. Merger-related expenses include $1.5 million of costs incurred in connection with closing the acquisition of Unicorn, $227,000 of costs associated with the retention of certain employees of Unicorn and $116,000 of costs associated with the retention of certain employees of Zencoder. During the three months ended March 31, 2013, we incurred merger-related expenses associated with the retention of certain employees of Zencoder of $545,000.

Other Expense, Net

	Three Months Ended March 31,
	2014		2013		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$8	—%	$21	—%	$(13)	(62)%
Interest expense	(19)	—	—	—	(19)	nm
Other expense, net	(101)	—	(320)	(1)	219	(68)
Total	$(112)	—%	$(299)	(1)%	$187	63%

nm — not meaningful

In the three months ended March 31, 2014, interest income, net, decreased by $13,000 compared to the corresponding period of the prior year. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The decrease in other expense, net during the three months ended March 31, 2014 was primarily due to a decrease in foreign currency exchange losses of $219,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended March 31,
	2014		2013		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$67	—%	$38	—%	$29	76%

In the three months ended March 31, 2014, provision for income taxes, increased by $29,000 compared to the corresponding period of the prior year, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Three Months Ended March 31,
	2014		2013		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$—	—%	$(20)	—%	$20	100%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of Brightcove KK. On January 8, 2013, we acquired the remaining 37% interest in Brightcove KK and, as a result, we now own 100% of Brightcove KK. We continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we ceased recording a non-controlling interest in the consolidated statements of operations. The $20,000 above represents our proportionate share of the net income of Brightcove KK for the period from January 1, 2013 through January 7, 2013.

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

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2014	2013
	(in thousands)
Purchases of property and equipment	$(206)	$(126)
Depreciation and amortization	1,826	1,535
Cash flows used in operating activities	(4,934)	(2,814)
Cash flows (used in) provided by investing activities	(8,364)	2,734
Cash flows used in financing activities	(105)	(976)

Cash, cash equivalents and investments.

Our cash, cash equivalents and investments at March 31, 2014 were held for working capital purposes and were invested primarily in money market funds, certificates of deposit and corporate debentures. We do not enter into investments for trading or speculative purposes. At March 31, 2014 and December 31, 2013, restricted cash was $209,000 and $322,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. Per the terms of the agreement, a portion of the collateral related to the contractual provisions with a customer was released in the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, we had $6.2 million and $7.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 64 and 67 days at March 31, 2014 and December 31, 2013, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the three months ended March 31, 2014, cash used in operating activities was $4.9 million and consisted of $4.8 million of net loss offset in part by non-cash expenses of $1.8 million for stock-based compensation expense and $1.8 million for depreciation and amortization expense. Uses of cash included an increase in prepaid expenses and other current assets of $1.6 million and decreases in accrued expenses and accounts payable of $4.1 million and $1.8 million, respectively. These outflows were offset in part by an increase in deferred revenue of $2.9 million and a decrease in other assets of $861,000. Increases in deferred revenue primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the three months ended March 31, 2014, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments.

Investing activities.

Cash used in investing activities for the three months ended March 31, 2014 was $8.4 million, consisting primarily of $9.1 million for the acquisition of Unicorn, $571,000 for the capitalization of internal-use software costs and $206,000 in capital expenditures to support the business. These outflows were offset in part by $1.4 million for the maturities of investments and $113,000 for the decrease in restricted cash.

Financing activities

Cash used in financing activities for the three months ended March 31, 2014 was $105,000, consisting of $222,000 for payments under capital lease obligations, offset partially by proceeds received from the exercise of common stock options of $117,000.

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for an asset-based line of credit. Under this loan and security agreement, we could borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the credit agreement accrue interest at a rate equal to the prime rate plus 1.5%. Amounts owed under the loan and security agreement were due on March 31, 2013, and interest and related finance charges are payable monthly. On April 29, 2013, we amended our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. We had no outstanding borrowings under this line of credit at March 31, 2014.

Net operating loss carryforwards.

As of December 31, 2013, we had federal and state net operating losses of approximately $97.0 million and $43.4 million, respectively, which are available to offset future taxable income, if any, through 2033. We had research and development tax credits of $3.6 million and $2.5 million, respectively, which expire in various amounts through 2033. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. In 2013 we completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of March 31, 2014 and December 31, 2013.

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

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Our contractual obligations as of December 31, 2013 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2013.

In connection with the Purchase Agreement, we assumed various capital lease arrangements for computer equipment for a total obligation of $2,871 as of the closing of the transaction. The lease arrangements expire at various dates through August 2016. As of March 31, 2014, the total remaining lease obligation was $2,648.

We also assumed non-cancelable operating lease agreements for office space in connection with the Purchase Agreement. As of March 31, 2014, these operating leases have non-cancelable commitments through December 2016 of $1,759.

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into any foreign currency hedging contracts but may consider entering into such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Interest rate risk

We had unrestricted cash, cash equivalents and investments totaling $21.4 million at March 31, 2014. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes, while the investments were primarily held in certificates of deposit and corporate debentures, and we intend to hold such investments until their maturity date. We do not use derivative financial instruments in our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2013, under the heading “Part I — Item 1A. Risk Factors”, together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

In addition, we used approximately $9.1 million of the net proceeds from our initial public offering as consideration for the purchase of Unicorn, which closed on January 31, 2014. None of such consideration was for direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chairman, Jeremy Allaire, our Chief Executive Officer, David Mendels, and our Chief Financial Officer, Christopher Menard, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

BRIGHTCOVE INC. (Registrant)
Date: May 8, 2014	By: /s/ David Mendels David Mendels Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2014	By: /s/ Christopher Menard Christopher Menard Chief Financial Officer (Principal Financial Officer)