Form 10-Q
period 2014-06-30
BRIGHTCOVE INC
filed 2014-08-01
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	Accelerated filer
☐	☒
Non-accelerated filer	Smaller reporting company
☐ (Do not check if a smaller reporting company)	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2014 there were 32,225,496 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

1

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,785	$33,047
Short-term investments	—	3,061
Restricted cash	8	121
Accounts receivable, net of allowance of $446 and $461, respectively	19,838	21,560
Prepaid expenses and other current assets	5,818	4,011
Deferred tax asset	129	125
Total current assets	46,578	61,925
Property and equipment, net	11,118	8,795
Intangible assets, net	18,514	8,668
Goodwill	51,099	22,018
Restricted cash, net of current portion	201	201
Other assets	482	1,519
Total assets	$127,992	$103,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$899	$3,067
Accrued expenses	9,735	14,528
Capital lease liability	1,351	—
Deferred revenue	27,243	23,571
Total current liabilities	39,228	41,166
Deferred revenue, net of current portion	123	247
Other liabilities	2,811	1,333
Total liabilities	42,162	42,746
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,212,420 and 29,034,919 shares issued and outstanding, respectively	32	29
Additional paid-in capital	211,342	176,928
Accumulated other comprehensive loss	(256)	(453)
Accumulated deficit	(125,288)	(116,124)
Total stockholders’ equity	85,830	60,380
Total liabilities and stockholders’ equity	$127,992	$103,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscription and support revenue	$29,929	$25,575	$59,304	$49,352
Professional services and other revenue	1,074	1,326	2,804	2,270

Total revenue	31,003	26,901	62,108	51,622
Cost of revenue: (1) (2)
Cost of subscription and support revenue	9,109	7,647	18,629	14,394
Cost of professional services and other revenue	1,315	1,525	3,062	3,192

Total cost of revenue	10,424	9,172	21,691	17,586

Gross profit	20,579	17,729	40,417	34,036
Operating expenses: (1) (2)
Research and development	6,792	4,982	13,361	10,043
Sales and marketing	12,095	10,749	23,441	20,696
General and administrative	5,148	4,754	9,862	9,380
Merger-related	521	546	2,388	1,091

Total operating expenses	24,556	21,031	49,052	41,210

Loss from operations	(3,977)	(3,302)	(8,635)	(7,174)
Other expense, net	(294)	(164)	(406)	(463)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,271)	(3,466)	(9,041)	(7,637)
Provision for income taxes	56	56	123	94

Consolidated net loss	(4,327)	(3,522)	(9,164)	(7,731)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	(20)

Net loss attributable to Brightcove Inc.	$(4,327)	(3,522)	(9,164)	(7,751)

Net loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.29)	$(0.28)

Weighted-average number of common shares used in computing net loss per share	32,145,231	28,180,837	31,594,541	28,102,707

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$50	$57	$110	$125
Cost of professional services and other revenue	16	13	68	64
Research and development	178	228	574	548
Sales and marketing	512	509	1,145	1,084
General and administrative	741	645	1,350	1,330
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$507	$253	$930	$506
Research and development	41	10	72	20
Sales and marketing	316	167	581	334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net loss	$(4,327)	$(3,522)	$(9,164)	$(7,731)
Other comprehensive income (loss):
Foreign currency translation adjustments	82	(257)	197	(813)

Comprehensive loss	(4,245)	(3,779)	(8,967)	(8,544)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	(20)

Comprehensive loss attributable to Brightcove Inc.	$(4,245)	$(3,779)	$(8,967)	$(8,564)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(9,164)	$(7,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,958	3,069
Stock-based compensation	3,247	3,151
Provision for reserves on accounts receivable	41	321
Amortization of premium on investments	1	55
Loss on disposal of equipment	91	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,261	(411)
Prepaid expenses and other current assets	(1,755)	(1,484)
Other assets	1,188	(29)
Accounts payable	(3,177)	294
Accrued expenses	(4,416)	(750)
Deferred revenue	3,515	3,509
Net cash used in operating activities	(4,210)	(6)
Investing activities
Cash paid for acquisition, net of cash acquired	(9,100)	—
Maturities of investments	3,060	6,320
Purchases of property and equipment	(1,487)	(928)
Capitalized internal-use software costs	(875)	—
Decrease in restricted cash	113	60
Net cash (used in) provided by investing activities	(8,289)	5,452
Financing activities
Proceeds from exercise of stock options	555	220
Purchase of non-controlling interest in consolidated subsidiary	—	(1,084)
Payments under capital lease obligation	(524)	—
Net cash provided by (used in) financing activities	31	(864)
Effect of exchange rate changes on cash	206	(795)
Net decrease in cash and cash equivalents	(12,262)	3,787
Cash and cash equivalents at beginning of period	33,047	21,708
Cash and cash equivalents at end of period	$20,785	$25,495
Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$30,615	$—
Supplemental disclosure of non-cash financing activities
Vesting of restricted stock	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows – (continued)

(unaudited)

(in thousands)

Six Months Ended June 30,
2014
Supplemental disclosure of cash flow related to asset purchase agreement
In connection with the asset purchase agreement with Unicorn Media, Inc. on January 31, 2014, the following transactions occurred:
Fair value of assets acquired	$44,345
Liabilities assumed related to acquisition	(4,617)
Total purchase price	39,728
Less fair value of common stock issued in connection with acquisition	(30,615)
Less cash and cash equivalents acquired	(13)
Cash paid for acquisition, net of cash acquired	$9,100

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2014, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2014 and 2013. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

2. Business Combination

On January 31, 2014, pursuant to the Purchase Agreement, dated as of January 6, 2014, by and among the Company, Cacti Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, Unicorn Media, Inc. (“Unicorn Media”), Unicorn Media of Arizona, Inc., an Arizona corporation (“Unicorn Arizona Sub”), U Media Limited, a private limited company registered in England and Wales (“Unicorn UK Sub” and, together with Unicorn Media and Unicorn Arizona Sub, “Unicorn”), and the Securityholders’ Representative named therein, the Company completed its acquisition of substantially all of Unicorn’s assets in exchange for common stock of the Company and the assumption by the Company of certain liabilities of Unicorn (the “Acquisition”). The Company issued 2,850,547 unregistered shares of common stock of the Company and paid approximately $9,100 in cash to cover transaction-related expenses of Unicorn, bonus expenses payable by Unicorn, the assumption of Unicorn’s liability to cash out all vested non-qualified stock options and compensatory warrants to purchase the common stock of Unicorn outstanding immediately prior to the closing (including all Unicorn withholding obligations in connection therewith) and certain other liabilities of Unicorn. Based on a $10.74 price per share of the Company’s common stock at the date of closing, the transaction is valued at approximately $39,728. Pursuant to the Purchase Agreement, 1,285,715 shares were placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Unicorn’s representations and warranties, covenants and agreements. The Company acquired Unicorn to enhance and extend the Company’s existing offerings with Unicorn’s cloud video ad insertion technology. The Company believes that the unification of Unicorn’s cloud video ad insertion technology with the Company’s existing offerings will enable new and improved scalable services.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of Unicorn have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remain preliminary as of June 30, 2014, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

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

During the three and six months ended June 30, 2014, the Company incurred merger-related costs related to this acquisition of $456 and $2,207, respectively. Included in merger-related expenses are costs incurred in connection with closing the acquisition in addition to costs associated with the retention of key employees. In addition to the $39,728 purchase price, per the Purchase Agreement, approximately $1,750 is to be paid to retain certain key employees over periods ranging from one to two years as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the condensed consolidated statements of operations over the expected service period, and was $344 and $571, respectively, during the three and six months ended June 30, 2014. The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Unicorn acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in cloud video ad insertion. The combined company will benefit from a broader global presence, and with the Company’s direct sales force and larger channel coverage, the combined company anticipates significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes.

The total purchase price for Unicorn has been preliminarily allocated as follows:

Cash and cash equivalents	$13
Other tangible assets	3,822
Identifiable intangible assets	11,429
Goodwill	29,081
Liabilities assumed	(4,617)
Total estimated purchase price	$39,728

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Developed technology	$8,149	8
Customer relationships	1,964	7
Non-compete agreements	1,316	3
Total	$11,429

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted-average cost of capital.

The estimated remaining amortization expense for the remainder of 2014 and for each of the five succeeding years and thereafter is as follows:

Year ended December 31,	Amount
2014	$869
2015	1,738
2016	1,738
2017	1,336
2018	1,299
2019 and thereafter	3,725
Total	$10,705

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$31,003	$28,490	$62,649	$54,373
Net loss	$(3,999)	$(5,469)	$(8,085)	$(12,972)
Earnings per share – basic and diluted	$(0.12)	$(0.18)	$(0.25)	$(0.42)

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

4. Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

At June 30, 2014 and December 31, 2013, no individual customer accounted for 10% or more of net accounts receivable. For the three and six months ended June 30, 2014 and 2013, no individual customer accounted for 10% or more of total revenue.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit and corporate debentures. At June 30, 2014 the Company did not have any investments. At December 31, 2013, the Company classified its investments as held-to-maturity as it was the Company’s intention to hold such investments until they matured. As such, investments were recorded at amortized cost at December 31, 2013.

Cash and cash equivalents as of June 30, 2014 consist of the following:

	June 30, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$10,412	$10,412	$10,412
Money market funds	Demand	10,373	10,373	10,373
Total cash and cash equivalents		$20,785	$20,785	$20,785

 Cash, cash equivalents and investments as of December 31, 2013 consist of the following:

	December 31, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,250	$19,250	$19,250
Money market funds	Demand	13,797	13,797	13,797
Total cash and cash equivalents		$33,047	$33,047	$33,047
Certificates of deposit	110 – 163 days	$960	$961	$960
Corporate debentures	23 – 96 days	2,101	2,102	2,101
Total short-term investments		$3,061	$3,063	$3,061

 7. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options outstanding	3,477	3,350	3,511	3,336
Restricted stock units outstanding	1,001	1,378	1,153	1,441
Warrants	28	28	28	28

Total	4,506	4,756	4,692	4,805

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$10,373	$—	$—	$10,373
Restricted cash	—	209	—	209
Total assets	$10,373	$209	$—	$10,582

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$13,797	$—	$—	$13,797
Restricted cash	—	322	—	322
Total assets	$13,797	$322	$—	$14,119

9. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life in years	6.1	6.2	6.2	6.2
Risk-free interest rate	2.19%	1.12%	2.17%	1.19%
Volatility	52%	55%	53%	55%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$4.14	$3.90	$5.25	$3.76

The Company recorded stock-based compensation expense of $1,497 and $1,452 for the three months ended June 30, 2014 and 2013, respectively, and $3,247 and $3,151 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $11,801 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 3.13 years. The following is a summary of the status of the Company’s stock options as of June 30, 2014 and the stock option activity during the six months ended June 30, 2014.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	3,060,583	$0.31 – 16.88	$6.76
Granted	1,078,315	8.06 – 10.74	9.91
Exercised	(181,763)	0.31 – 11.00	3.06		$1,309
Canceled	(258,987)	6.48 – 16.88	9.85
Outstanding at June 30, 2014	3,698,148	$0.31–16.88	$7.65	6.99	$12,120
Exercisable at June 30, 2014	1,970,402	$0.31–16.88	$5.23	5.45	$11,029
Vested or expected to vest at June 30, 2014 (2)	3,240,111	$0.31–16.88	$7.26	6.73	$11,834

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2014 of $10.54 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of June 30, 2014 plus the number of unvested options expected to vest as of June 30, 2014 based on the unvested options outstanding at June 30, 2014 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2013	1,177,716	$10.26
Granted	2,000	9.65
Vested and issued	(145,191)	9.38
Canceled	(141,449)	9.37
Unvested by June 30, 2014	893,076	$10.28

10. Income Taxes

For both the three months ended June 30, 2014 and 2013, the Company recorded income tax expense of $56, and for the six months ended June 30, 2014 and 2013 the Company recorded income tax expense of $123 and $94, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2014 and December 31, 2013. The Company’s income tax return reporting periods since December 31, 2010 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

11. Commitments and Contingencies

Leases

In connection with the Purchase Agreement, the Company assumed various capital lease arrangements for computer equipment for a total obligation of $2,871 as of the closing of the transaction. The lease arrangements expire at various dates through May 2017. Future minimum rental commitments under capital leases at June 30, 2014 are as follows:

Year Ending December 31	Capital Lease Commitments
2014	$712
2015	1,357
2016	349
2017	17
Less – interest on capital leases	89
$2,346

At June 30, 2014, total assets under capital leases were $3,292 and related accumulated amortization was $1,314.

The Company assumed non-cancelable operating lease agreements for office space in connection with the Purchase Agreement. As of June 30, 2014, these operating leases have non-cancelable commitments through December 2016 of $1,599.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleged that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that the Company infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint sought an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered the amended complaint on November 12, 2013. The Company settled the matter on July 15, 2014 for an amount that is not material and, pursuant to the settlement, all claims against the Company will be dismissed with prejudice. Since the contingency existed as of June 30, 2014 and the settlement was concluded prior to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2014, the Company recorded the impact of the settlement as a charge to operations in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2014, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against its customers by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Line of Credit”) providing for an asset based line of credit. Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit were due on March 31, 2013, and interest and related finance charges are payable monthly. On April 29, 2013, the Company amended the Line of Credit to increase the aggregate amount of borrowings that may be outstanding under the Company’s asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. At June 30, 2014 and December 31, 2013, the Company had no amounts outstanding under the Line of Credit.

13. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
North America	$18,481	$15,794	$36,495	$31,208
Europe	7,730	6,498	16,357	11,888
Japan	2,012	1,518	3,933	2,971
Asia Pacific	2,543	2,920	4,876	5,202
Other	237	171	447	353

Total revenue	$31,003	$26,901	$62,108	$51,622

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended June 30, 2014 and 2013, revenue from customers located in the United States was $17,318 and $14,655, respectively, and $33,736 and $28,947, respectively, during the six months ended June 30, 2014 and 2013. During the three and six months ended June 30, 2014 and 2013, no other country contributed more than 10% of the Company’s total revenue.

As of June 30, 2014 and December 31, 2013, property and equipment at locations outside the U.S. was not material.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

Company Overview

We are a leading global provider of cloud services for video. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of June 30, 2014, we had 5,995 customers in over 70 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the six months ended June 30, 2014, our customers used Video Cloud to deliver an average of approximately 1.5 billion video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of June 30, 2013, we had 345 employees and 6,386 customers, of which 4,680 used our volume offerings and 1,706 used our premium offerings. As of June 30, 2014, we had 401 employees and 5,995 customers, of which 4,162 used our volume offerings and 1,833 used our premium offerings.

We have primarily generated our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $51.6 million in the six months ended June 30, 2013 to $62.1 million in the six months ended June 30, 2014. Our consolidated net loss was $9.2 million and $7.7 million for the six months ended June 30, 2014 and 2013, respectively. Included in consolidated net loss for the six months ended June 30, 2014 was stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $3.2 million, $1.6 million and $2.4 million, respectively. Included in consolidated net loss for the six months ended June 30, 2013 was stock-based compensation, amortization of acquired intangible assets and merger-related expenses of $3.2 million, $860,000 and $1.1 million, respectively.

For the six months ended June 30, 2014 and 2013, our revenue derived from customers located outside North America was 41% and 40%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of June 30, 2014, we had 5,995 customers, of which 4,162 used our volume offerings and 1,833 used our premium offerings. As of June 30, 2013, we had 6,386 customers, of which 4,680 used our volume offerings and 1,706 used our premium offerings. The number of volume customers decreased during the six months ended June 30, 2014 primarily due to our discontinuation of entry-level Video Cloud Express offerings. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease during the remainder of 2014 given that certain of the Video Cloud Express price levels were discontinued.

•	Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud and Once. We believe the average number of monthly streams is a key indicator of the adoption of Video Cloud as an online video platform, the adoption of Once as online video ad insertion technology and the growth of video content across the Internet.

During the six months ended June 30, 2014, the average number of monthly streams was approximately 1.5 billion, an increase of 63% from approximately 919 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, the average number of monthly streams included those streams from Once, as the purchase of substantially all of the assets of Unicorn Media occurred during the first quarter of 2014.

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

In the six months ended June 30, 2014, the recurring dollar retention rate was 93% compared with 100% for the six months ended June 30, 2013. The decrease in our recurring dollar retention rate in the six months ended June 30, 2014 was driven by a decrease in sales of additional products and services to our existing customer base.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2014	2013
Customers (at period end)
Volume	4,162	4,680
Premium	1,833	1,706

Total customers (at period end)	5,995	6,386

Average monthly year-to-date streams (in thousands)	1,453,161	919,301
Recurring dollar retention rate	93%	100%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of Video Cloud, the Zencoder Service and Once.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We have discontinued the lower level pricing options for the Express edition, and accordingly, the total number of customers using the Express edition decreased and we expect this to continue. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card, or they are billed annually in advance.

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

Cost of revenue increased in absolute dollars from the first six months of 2013 to the first six months of 2014. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related.  Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.8 million is required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services are to be performed varies by employee. Additionally, approximately $2.7 million is required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at June 30, 2014, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. We recorded stock-based compensation expense of $1.5 million for both the three months ended June 30, 2014 and 2013, and $3.2 million for both the six months ended June 30, 2014 and 2013, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2014 and 2013, 44% and 46%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2014 and 2013, 46% and 44%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2014 and 2013, 32% and 31%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the six months ended June 30, 2014 and 2013, 33% and 30%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Revenue:
Subscription and support revenue	$29,929	$25,575	$59,304	$49,352
Professional services and other revenue	1,074	1,326	2,804	2,270

Total revenue	31,003	26,901	62,108	51,622
Cost of revenue:
Cost of subscription and support revenue	9,109	7,647	18,629	14,394
Cost of professional services and other revenue	1,315	1,525	3,062	3,192

Total cost of revenue	10,424	9,172	21,691	17,586

Gross profit	20,579	17,729	40,417	34,036
Operating expenses:
Research and development	6,792	4,982	13,361	10,043
Sales and marketing	12,095	10,749	23,441	20,696
General and administrative	5,148	4,754	9,862	9,380
Merger-related	521	546	2,388	1,091

Total operating expenses	24,556	21,031	49,052	41,210

Loss from operations	(3,977)	(3,302)	(8,635)	(7,174)
Other expense, net	(294)	(164)	(406)	(463)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(4,271)	(3,466)	(9,041)	(7,637)
Provision for income taxes	56	56	123	94

Consolidated net loss	(4,327)	(3,522)	(9,164)	(7,731)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	(20)

Net loss attributable to Brightcove Inc.	$(4,327)	$(3,522)	$(9,164)	$(7,751)

Net loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.29)	$(0.28)

Weighted-average number of common shares used in computing net loss per share	32,145,231	28,180,837	31,594,541	28,102,707

Overview of Results of Operations for the Three Months Ended June 30, 2014 and 2013

Total revenue increased by 15%, or $4.1 million, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an increase in subscription and support revenue of 17%, or $4.4 million, offset partially by a decrease in professional services and other revenue of 19%, or $252,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,833 as of June 30, 2014, an increase of 7% from 1,706 customers as of June 30, 2013, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $4.2 million, or 18%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.9 million, or 16%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery. Loss from operations was $4.0 million in the three months ended June 30, 2014 compared to $3.3 million in the three months ended June 30, 2013. Loss from operations in the three months ended June 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.5 million, $864,000 and $521,000, respectively. Loss from operations in the three months ended June 30, 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.5 million, $430,000 and $546,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2014, we had $20.8 million of unrestricted cash and cash equivalents, a decrease of $12.2 million from $33.0 million at December 31, 2013, due primarily to $9.1 million of net cash paid as part of the Unicorn acquisition, $4.2 million of cash used in operating activities and $1.5 million in capital expenditures offset by $3.1 million in maturities of investments.

Revenue

	Three Months Ended June 30
	2014		2013		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$28,463	92%	$24,222	90%	$4,241	18%
Volume	2,540	8	2,679	10	(139)	(5)
Total	$31,003	100%	$26,901	100%	$4,102	15%

During the three months ended June 30, 2014, revenue increased by $ 4.1 million, or 15%, compared to the three months ended June 30, 2013, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.2 million, or 18%, is partially the result of a 7% increase in the number of premium customers from 1,706 at June 30, 2013 to 1,833 at June 30, 2014. In the three months ended June 30, 2014, volume revenue decreased by $139,000, or 5%, compared to the three months ended June 30, 2013, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Three Months Ended June 30,
	2014		2013		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$29,929	97%	$25,575	95%	$4,354	17%
Professional services and other	1,074	3	1,326	5	(252)	(19)
Total	$31,003	100%	$26,901	100%	$4,102	15%

In the three months ended June 30, 2014, subscription and support revenue increased by $4.4 million, or 17%, compared to the three months ended June 30, 2013. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue decreased by 19%, or $252,000, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2014		2013		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$18,481	60%	$15,794	59%	$2,687	17%
Europe	7,730	25	6,498	23	1,232	19
Japan	2,012	6	1,518	6	494	33
Asia Pacific	2,543	8	2,920	11	(377)	(13)
Other	237	1	171	1	66	39
International subtotal	12,522	40	11,107	41	1,415	13
Total	$31,003	100%	$26,901	100%	$4,102	15%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2014, total revenue for North America increased $2.7 million, or 17%, compared to the three months ended June 30, 2013. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended June 30, 2014, total revenue outside of North America increased $1.4 million, or 13%, compared to the three months ended June 30, 2013. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended June 30,
	2014		2013		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$9,109	30%	$7,647	30%	$1,462	19%
Professional services and other	1,315	122	1,525	115	(210)	(14)
Total	$10,424	34%	$9,172	34%	$1,252	14%

In the three months ended June 30, 2014, cost of subscription and support revenue increased $1.5 million, or 19%, compared to the three months ended June 30, 2013. The increase resulted primarily from an increase in the cost of network hosting services, content delivery network expenses and depreciation expense of $440,000, $398,000 and $298,000, respectively. There was also an increase in amortization of acquired intangible assets of $254,000.

In the three months ended June 30, 2014, cost of professional services and other revenue decreased $210,000, or 14%, compared to the three months ended June 30, 2013. The decrease resulted primarily from a decrease in contractor expenses of $228,000.

Gross Profit

	Three Months Ended June 30,
	2014		2013		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$20,820	70%	$17,928	70%	$2,892	16%
Professional services and other	(241)	(22)	(199)	(15)	(42)	(21)
Total	$20,579	66%	$17,729	66%	$2,850	16%

The overall gross profit percentage was 66% for both the three months ended June 30, 2014 and 2013. Subscription and support gross profit increased $2.9 million, or 16%, compared to the three months ended June 30, 2013. Professional services and other gross profit decreased $42,000, or 21%, compared to the three months ended June 30, 2013. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2014		2013		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$6,792	21%	$4,982	18%	$1,810	36%
Sales and marketing	12,095	39	10,749	40	1,346	13
General and administrative	5,148	17	4,754	18	394	8
Merger-related	521	2	546	2	(25)	(5)
Total	$24,556	79%	$21,031	78%	$3,525	17%

Research and Development.   In the three months ended June 30, 2014, research and development expense increased by $1.8 million, or 36%, compared to the three months ended June 30, 2013 primarily due to increases in employee-related, travel and rent expenses of $1.3 million, $140,000 and $111,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we hire additional employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing.   In the three months ended June 30, 2014, sales and marketing expense increased $1.3 million, or 13%, compared to the three months ended June 30, 2013 primarily due to increases in employee-related expenses, travel expenses, marketing programs and amortization of acquired intangible asset expenses of $589,000, $388,000, $183,000 and $149,000, respectively. These increases were offset by a decrease in commission expense of $238,000. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative.   In the three months ended June 30, 2014, general and administrative expense increased by $394,000, or 8%, compared to the three months ended June 30, 2013 primarily due to an increase in employee-related expenses, outside accounting and legal fees and contractor expenses of $248,000, $181,000 and $137,000, respectively. These increases were offset by a decrease in bad debt and depreciation expenses of $275,000 and $181,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related.    During the three months ended June 30, 2014, we incurred $521,000 of merger-related expenses associated with our acquisition of Unicorn and the retention of certain employees of Zencoder and Unicorn. Merger-related costs include $119,000 of costs incurred in connection with closing the acquisition of Unicorn, $337,000 of costs associated with the retention of certain employees of Unicorn and $65,000 of costs associated with the retention of certain employees of Zencoder. During the three months ended June 30, 2013, we incurred merger-related expenses associated with the retention of certain employees of Zencoder of $546,000.

Other Expense, Net

	Three Months Ended June 30,
	2014		2013		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$2	—%	$15	—%	$(13)	(89)%
Interest expense	(26)	—	—	—	(26)	nm
Other expense, net	(270)	(1)	(179)	(1)	(91)	(51)
Total	$(294)	(1)%	$(164)	(1)%	$(130)	(79)%

nm — not meaningful

In the three months ended June 30, 2014, interest income, net, decreased by $13,000 compared to the corresponding period of the prior year. The decrease is primarily due to a lower average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the six months ended June 30, 2014 is primarily comprised of interest paid on capital leases. The decrease in other expense, net during the three months ended June 30, 2014 was primarily due to an increase in foreign currency exchange losses of $95,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended June 30,
	2014		2013		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$56	—%	$56	—%	$—	—%

In the three months ended June 30, 2014, provision for income taxes remained relatively consistent to the corresponding period of the prior year. Provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Six Months Ended June 30, 2014 and 2013

Total revenue increased by 20%, or $10.5 million, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an increase in subscription and support revenue of 20%, or $10.0 million, and an increase in professional services and other revenue of 24%, or $534,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,833 as of June 30, 2014, an increase of 7% from 1,706 customers as of June 30, 2013, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $10.7 million, or 23%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $6.4 million, or 19%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery. Loss from operations was $8.6 million in the six months ended June 30, 2014 compared to $7.2 million in the six months ended June 30, 2013. Loss from operations in the six months ended June 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $3.2 million, $1.6 million and $2.4 million, respectively. Loss from operations in the six months ended June 30, 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $3.2 million, $860,000 and $1.1 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2014, we had $20.8 million of unrestricted cash and cash equivalents, a decrease of $12.2 million from $33.0 million at December 31, 2013, due primarily to $9.1 million of net cash paid as part of the Unicorn acquisition, $4.2 million of cash used in operating activities and $1.5 million in capital expenditures offset by $3.1 million in maturities of investments.

Revenue

	Six Months Ended June 30,
	2014		2013		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$57,060	92%	$46,409	90%	$10,651	23%
Volume	5,048	8	5,213	10	(165)	(3)
Total	$62,108	100%	$51,622	100%	$10,486	20%

During the six months ended June 30, 2014, revenue increased by $10.5 million, or 20%, compared to the six months ended June 30, 2013, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $10.7 million, or 23%, is partially the result of a 7% increase in the number of premium customers from 1,706 at June 30, 2013 to 1,833 at June 30, 2014. In the six months ended June 30, 2014, revenue from our volume offerings decreased by $165,000, or 3%, compared to the six months ended June 31, 2013, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Six Months Ended June 30,
	2014		2013		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$59,304	95%	$49,352	96%	$9,952	20%
Professional services and other	2,804	5	2,270	4	534	24
Total	$62,108	100%	$51,622	100%	$10,486	20%

In the six months ended June 30, 2014, subscription and support revenue increased by $10.0 million, or 20%, compared to the six months ended June 30, 2013. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue increased by 24%, or $534,000, due to an increase in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2014		2013		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$36,495	59%	$31,208	60%	$5,287	17%
Europe	16,357	26	11,888	23	4,469	38
Japan	3,933	6	2,971	6	962	32
Asia Pacific	4,876	8	5,202	10	(326)	(6)
Other	447	1	353	1	94	27
International subtotal	25,613	41	20,414	40	5,199	25
Total	$62,108	100%	$51,622	100%	$10,486	20%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2014, total revenue for North America increased $5.3 million, or 17%, compared to the six months ended June 30, 2013. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the six months ended June 30, 2014, total revenue outside of North America increased $5.2 million, or 25%, compared to the six months ended June 30, 2013. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Six Months Ended June 30,
	2014		2013		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$18,629	31%	$14,394	29%	$4,235	29%
Professional services and other	3,062	109	3,192	141	(130)	(4)
Total	$21,691	35%	$17,586	34%	$4,105	23%

In the six months ended June 30, 2014, cost of subscription and support revenue increased $4.2 million, or 29%, compared to the six months ended June 30, 2013. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services and depreciation expense of $2.0 million, $1.2 million and $496,000, respectively. There was also an increase in amortization of acquired intangible assets of $424,000.

In the six months ended June 30, 2014, cost of professional services and other revenue decreased $130,000, or 4%, compared to the six months ended June 30, 2013. The decrease resulted primarily from a decrease in contractor expenses of $340,000 offset by an increase in employee-related expenses of $201,000.

Gross Profit

	Six Months Ended June 30,
	2014		2013		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$40,675	69%	$34,958	71%	$5,717	16%
Professional services and other	(258)	(9)	(922)	(41)	664	72
Total	$40,417	65%	$34,036	66%	$6,381	19%

For the six months ended June 30, 2014, the overall gross profit percentage was 65% compared to 66% for the six months ended June 30, 2013. Subscription and support gross profit increased $5.7 million, or 16%, compared to the six months ended June 30, 2013. Professional services and other gross profit increased $664,000, or 72%, compared to the six months ended June 30, 2013, as we have continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2014		2013		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$13,361	22%	$10,043	20%	$3,318	33%
Sales and marketing	23,441	38	20,696	40	2,745	13
General and administrative	9,862	16	9,380	18	482	5
Merger-related	2,388	4	1,091	2	1,297	119
Total	$49,052	80%	$41,210	80%	$7,842	19%

Research and Development.   In the six months ended June 30, 2014, research and development expense increased by $3.3 million, or 33%, compared to the six months ended June 30, 2013 primarily due to increases in employee-related, travel, and rent expenses of $2.3 million, $210,000 and $210,000, respectively. There was also an increase in expenses related to computer maintenance and support of $266,000.

Sales and Marketing.   In the six months ended June 30, 2014, sales and marketing expense increased $2.7 million, or 13%, compared to the six months ended June 30, 2013 primarily due to increases in employee-related expenses, travel expenses and marketing programs of $1.3 million, $500,000 and $309,000, respectively. There was also an increase in amortization of acquired intangible assets of $247,000. These expenses were offset by a decrease in commission expense of $253,000.

General and Administrative.   In the six months ended June 30, 2014, general and administrative expense increased by $482,000, or 5%, compared to the six months ended June 30, 2013 primarily due to an increase in employee-related expenses, outside accounting and legal fees, and contractor expenses of $451,000, $301,000 and $175,000, respectively. These expenses were offset by decreases in depreciation and bad debt expenses of $361,000 and $290,000, respectively.

Merger-related.   During the six months ended June 30, 2014, we incurred $2.4 million of merger-related expenses associated with our acquisition of Unicorn and the retention of certain employees of Zencoder and Unicorn. Merger-related costs include $1.6 million of costs incurred in connection with closing the acquisition of Unicorn, $565,000 of costs associated with the retention of certain employees of Unicorn and $181,000 of costs associated with the retention of certain employees of Zencoder. During the six months ended June 30, 2013, we incurred merger-related expenses associated with the retention of certain employees of Zencoder of $1.1 million.

Other Expense, Net

	Six Months Ended June 30,
	2014		2013		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$9	—%	$36	—%	$(27)	(75)%
Interest expense	(45)	—	—	—	(45)	nm
Other expense, net	(370)	(1)%	(499)	(1)%	129	26
Total	$(406)	(1)%	$(463)	(1)%	$57	12%

nm — not meaningful

In the six months ended June 30, 2014, interest income, net, decreased by $27,000 compared to the corresponding period of the prior year. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the six months ended June 30, 2014 is primarily comprised of interest paid on capital leases. The decrease in other expense, net during the six months ended June 30, 2014 was primarily due to a decrease in foreign currency exchange losses of $125,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Six Months Ended June 30,
	2014		2013		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$123	—%	$94	—%	$29	31%

In the six months ended June 30, 2014, provision for income taxes, increased by $29,000 compared to the corresponding period of the prior year, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Six Months Ended June 30,
	2014		2013		Change
Non-Controlling Interest in Consolidated Subsidiary	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Net income attributable to non-controlling interest in consolidated subsidiary	$—	—%	$(20)	—%	$20	100%

Non-controlling interest represents the minority stockholders’ proportionate share (37%) of Brightcove KK. On January 8, 2013, we acquired the remaining 37% interest in Brightcove KK and, as a result, we now own 100% of Brightcove KK. We continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we ceased recording a non-controlling interest in the consolidated statements of operations. The $20,000 above represents the minority stockholders’ proportionate share of the net income of Brightcove KK for the period from January 1, 2013 through January 7, 2013.

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

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2014	2013
	(in thousands)
Purchases of property and equipment	$(1,487)	$(928)
Depreciation and amortization	3,958	3,069
Cash flows used in operating activities	(4,210)	(6)
Cash flows (used in) provided by investing activities	(8,289)	5,452
Cash flows provided by (used in) financing activities	31	(864)

Cash, cash equivalents and investments.

Our cash and cash equivalents at June 30, 2014 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2014 and December 31, 2013, restricted cash was $209,000 and $322,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. Per the terms of the agreement, a portion of the collateral related to the contractual provisions with a customer was released in the six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, we had $4.3 million and $7.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 58 and 67 days at June 30, 2014 and December 31, 2013, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the six months ended June 30, 2014, cash used in operating activities was $4.2 million and consisted of $9.2 million of net loss offset in part by non-cash expenses of $4.0 million for depreciation and amortization expense and $3.2 million for stock-based compensation expense. Uses of cash included an increase in prepaid expenses and other current assets of $1.8 million and decreases in accrued expense and accounts payable of $4.4 million and $3.2 million, respectively. These outflows were offset in part by an increase in deferred revenue and a decrease in accounts receivable of $3.5 million and $2.3 million, respectively. Increases in deferred revenue primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the six months ended June 30, 2014, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments.

Investing activities.

Cash used in investing activities for the six months ended June 30, 2014 was $8.3 million, consisting primarily of $9.1 million for the acquisition of Unicorn, $1.5 million in capital expenditures to support the business and $875,000 for the capitalization of internal-use software costs. These outflows were offset in part by $3.1 million for the maturities of investments and $113,000 for the decrease in restricted cash.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2014 was $31,000, consisting of proceeds received from the exercise of common stock options of $555,000 offset partially by payments under capital lease obligations of $524,000.

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

On April 29, 2013, we amended our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. We had no outstanding borrowings under this line of credit at June 30, 2014.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of June 30, 2014 and December 31, 2013.

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

In connection with the Purchase Agreement, we assumed various capital lease arrangements for computer equipment for a total obligation of $2,871 as of the closing of the transaction. The lease arrangements expire at various dates through August 2016. As of June 30, 2014, the total remaining lease obligation was $2,346.

We also assumed non-cancelable operating lease agreements for office space in connection with the Purchase Agreement. As of June 30, 2014, these operating leases have non-cancelable commitments through December 2016 of $1,599.

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

Interest rate risk

We had unrestricted cash and cash equivalents totaling $20.8 million at June 30, 2014. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming us in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that we infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We answered and filed counterclaims against Blue Spike on December 3, 2012. We amended our answer and counterclaims on July 15, 2013. This complaint is subject to indemnification by one of our vendors. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleged that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that the Company infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint sought an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered the amended complaint on November 12, 2013. The Company settled the matter on July 15, 2014 for an amount that is not material and, pursuant to the settlement, all claims against the Company will be dismissed with prejudice. Since the contingency existed as of June 30, 2014 and the settlement was concluded prior to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2014, the Company recorded the impact of the settlement as a charge to operations in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014.

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

ITEM 6.	EXHIBITS

Exhibits
3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated By-Laws.
4.1 (3)	Form of Common Stock certificate of the Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
*	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: August 1, 2014	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2014	By:
/s/ Christopher Menard

Christopher Menard
Chief Financial Officer
(Principal Financial Officer)

