Form 10-Q
period 2014-09-30
BRIGHTCOVE INC
filed 2014-11-03
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 there were 32,272,718 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$21,705	$33,047
Short-term investments	—	3,061
Restricted cash	8	121
Accounts receivable, net of allowance of $471 and $461, respectively	19,564	21,560
Prepaid expenses and other current assets	4,826	4,011
Deferred tax asset	120	125
Total current assets	46,223	61,925
Property and equipment, net	10,384	8,795
Intangible assets, net	17,687	8,668
Goodwill	51,099	22,018
Restricted cash, net of current portion	201	201
Other assets	668	1,519
Total assets	$126,262	$103,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$734	$3,067
Accrued expenses	9,624	14,528
Capital lease liability	1,358	—
Deferred revenue	28,578	23,571
Total current liabilities	40,294	41,166
Deferred revenue, net of current portion	35	247
Other liabilities	2,591	1,333
Total liabilities	42,920	42,746
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,268,080 and 29,034,919 shares issued and outstanding, respectively	32	29
Additional paid-in capital	212,898	176,928
Accumulated other comprehensive loss	(495)	(453)
Accumulated deficit	(129,093)	(116,124)
Total stockholders’ equity	83,342	60,380
Total liabilities and stockholders’ equity	$126,262	$103,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription and support revenue	$30,450	$26,535	$89,754	$75,887
Professional services and other revenue	1,077	1,992	3,881	4,262

Total revenue	31,527	28,527	93,635	80,149
Cost of revenue: (1) (2)
Cost of subscription and support revenue	9,467	7,047	28,096	21,441
Cost of professional services and other revenue	1,352	2,201	4,414	5,393

Total cost of revenue	10,819	9,248	32,510	26,834

Gross profit	20,708	19,279	61,125	53,315
Operating expenses: (1) (2)
Research and development	7,187	5,607	20,548	15,650
Sales and marketing	11,273	10,159	34,714	30,855
General and administrative	4,735	4,460	14,597	13,840
Merger-related	623	370	3,011	1,461

Total operating expenses	23,818	20,596	72,870	61,806

Loss from operations	(3,110)	(1,317)	(11,745)	(8,491)
Other (expense) income, net	(614)	104	(1,020)	(359)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,724)	(1,213)	(12,765)	(8,850)
Provision for income taxes	81	55	204	149

Consolidated net loss	(3,805)	(1,268)	(12,969)	(8,999)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	(20)

Net loss attributable to Brightcove Inc.	$(3,805)	$(1,268)	$(12,969)	$(9,019)

Net loss per share - basic and diluted	$(0.12)	$(0.04)	$(0.41)	$(0.32)

Weighted-average number of common shares used in computing net loss per share	32,247,453	28,345,519	31,814,570	28,184,533
(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$37	$60	$147	$185
Cost of professional services and other revenue	53	53	121	117
Research and development	376	354	950	902
Sales and marketing	533	557	1,678	1,641
General and administrative	527	561	1,877	1,891
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$509	$253	$1,439	$759
Research and development	36	9	108	29
Sales and marketing	282	166	863	500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net loss	$(3,805)	$(1,268)	$(12,969)	$(8,999)
Other comprehensive income (loss):
Foreign currency translation adjustments	(239)	34	(42)	(779)

Comprehensive loss	(4,044)	(1,234)	(13,011)	(9,778)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	(20)

Comprehensive loss attributable to Brightcove Inc.	$(4,044)	$(1,234)	$(13,011)	$(9,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(12,969)	$(8,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,114	4,562
Stock-based compensation	4,773	4,736
Provision for reserves on accounts receivable	122	351
Amortization of premium on investments	1	69
Loss on disposal of equipment	92	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,399	(1,795)
Prepaid expenses and other current assets	(1,005)	(1,285)
Other assets	1,185	(11)
Accounts payable	(3,097)	902
Accrued expenses	(4,126)	481
Deferred revenue	4,861	5,790
Net cash (used in) provided by operating activities	(1,650)	4,801
Investing activities
Cash paid for acquisition, net of cash acquired	(9,100)	—
Maturities of investments	3,060	7,260
Purchases of property and equipment	(2,500)	(1,926)
Capitalized internal-use software costs	(927)	(426)
Decrease (increase) in restricted cash	113	(61)
Net cash (used in) provided by investing activities	(9,354)	4,847
Financing activities
Proceeds from exercise of stock options	584	585
Purchase of non-controlling interest in consolidated subsidiary	—	(1,084)
Payments under capital lease obligation	(860)	—
Net cash used in financing activities	(276)	(499)
Effect of exchange rate changes on cash	(62)	(758)
Net decrease (increase) in cash and cash equivalents	(11,342)	8,391
Cash and cash equivalents at beginning of period	33,047	21,708
Cash and cash equivalents at end of period	$21,705	$30,099
Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$30,615	$—
Supplemental disclosure of non-cash financing activities
Vesting of restricted stock	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows – (continued)

(unaudited)

(in thousands)

Nine Months Ended September 30,
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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2014, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2014 and 2013. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

2. Business Combination

On January 31, 2014, pursuant to the Purchase Agreement dated as of January 6, 2014, by and among the Company, Cacti Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, Unicorn Media, Inc. (“Unicorn Media”), Unicorn Media of Arizona, Inc., an Arizona corporation (“Unicorn Arizona Sub”), U Media Limited, a private limited company registered in England and Wales (“Unicorn UK Sub” and, together with Unicorn Media and Unicorn Arizona Sub, “Unicorn”), and the Securityholders’ Representative named therein, the Company completed its acquisition of substantially all of Unicorn’s assets in exchange for common stock of the Company and the assumption by the Company of certain liabilities of Unicorn (the “Acquisition”). The Company issued 2,850,547 unregistered shares of common stock of the Company and paid approximately $9,100 in cash to cover transaction-related expenses of Unicorn, bonus expenses payable by Unicorn, the assumption of Unicorn’s liability to cash out all vested non-qualified stock options and compensatory warrants to purchase the common stock of Unicorn outstanding immediately prior to the closing (including all Unicorn withholding obligations in connection therewith) and certain other liabilities of Unicorn. Based on a $10.74 price per share of the Company’s common stock at the date of closing, the transaction is valued at approximately $39,728. Pursuant to the Purchase Agreement, 1,285,715 shares were placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Unicorn’s representations and warranties, covenants and agreements. The Company acquired substantially all of Unicorn’s assets to enhance and extend the Company’s existing offerings with Unicorn’s cloud video ad insertion technology. The Company believes that the unification of Unicorn’s cloud video ad insertion technology with the Company’s existing offerings will enable new and improved scalable services.

The Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of Unicorn have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Acquisition, which remain preliminary as of September 30, 2014, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2014, the Company incurred merger-related costs related to the Acquisition of $728 and $2,935, respectively. Included in merger-related expenses are costs incurred in connection with closing the Acquisition in addition to costs associated with the retention of key employees. In addition to the $39,728 purchase price, pursuant to the Purchase Agreement, approximately $1,750 will be paid to retain certain key employees over periods ranging from one to two years as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the condensed consolidated statements of operations over the expected service period, and was $627 and $1,192, respectively, during the three and nine months ended September 30, 2014. The excess of the purchase price over the estimated amount of net assets as of the effective date of the Acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in cloud video ad insertion. The combined company will benefit from a broader global presence, and with the Company’s direct sales force and larger channel coverage, the combined company anticipates significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes.

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

The estimated remaining amortization expense for the remainder of 2014 and for each of the five succeeding years and thereafter is as follows:

Year	Amount
Remainder of 2014	$434
2015	1,738
2016	1,738
2017	1,336
2018	1,299
2019 and thereafter	3,725
Total	$10,270

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$31,527	$29,989	$94,176	$84,362
Net loss	$(3,246)	$(4,066)	$(11,270)	$(17,172)
Earnings per share – basic and diluted	$(0.10)	$(0.13)	$(0.35)	$(0.55)

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

At September 30, 2014 and December 31, 2013, no individual customer accounted for 10% or more of net accounts receivable. For the three and nine months ended September 30, 2014 and 2013, no individual customer accounted for 10% or more of total revenue.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit and corporate debentures. At September 30, 2014, the Company did not have any investments. At December 31, 2013, the Company classified its investments as held-to-maturity as it was the Company’s intention to hold such investments until they matured. As such, investments were recorded at amortized cost at December 31, 2013.

Cash and cash equivalents as of September 30, 2014 consist of the following:

	September 30, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,132	$17,132	$17,132
Money market funds	Demand	4,573	4,573	4,573
Total cash and cash equivalents		$21,705	$21,705	$21,705

 Cash, cash equivalents and investments as of December 31, 2013 consist of the following:

	December 31, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,250	$19,250	$19,250
Money market funds	Demand	13,797	13,797	13,797
Total cash and cash equivalents		$33,047	$33,047	$33,047
Certificates of deposit	110 – 163 days	$960	$961	$960
Corporate debentures	23 – 96 days	2,101	2,102	2,101
Total short-term investments		$3,061	$3,063	$3,061

7. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options outstanding	3,758	3,563	3,731	3,380
Restricted stock units outstanding	1,093	1,371	1,010	1,434
Warrants	28	28	28	28

Total	4,879	4,962	4,769	4,842

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$4,573	$—	$—	$4,573
Restricted cash	—	209	—	209
Total assets	$4,573	$209	$—	$4,782

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$13,797	$—	$—	$13,797
Restricted cash	—	322	—	322
Total assets	$13,797	$322	$—	$14,119

9. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life in years	6.3	6.3	6.2	6.2
Risk-free interest rate	2.19%	2.04%	2.18%	1.79%
Volatility	51%	54%	53%	54%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$3.06	$5.64	$4.41	$5.08

The Company recorded stock-based compensation expense of $1,526 and $1,585 for the three months ended September 30, 2014 and 2013, respectively, and $4,773 and $4,736 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $11,856 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 3.21 years. The following is a summary of the status of the Company’s stock options as of September 30, 2014 and the stock option activity during the nine months ended September 30, 2014.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	3,060,583	$0.31 – 16.88	$6.76
Granted	1,748,648	5.97 – 10.74	8.40
Exercised	(199,050)	0.31 – 11.00	2.94		$1,433
Canceled	(626,686)	5.97 – 16.88	9.85
Outstanding at September 30, 2014	3,983,495	$0.31 – 16.88	$7.19	7.13	$4,439
Exercisable at September 30, 2014	2,080,743	$0.31 – 16.88	$5.56	5.19	$4,439
Vested or expected to vest at September 30, 2014 (2)	3,418,562	$0.31 – 16.88	$6.95	6.76	$4,439

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2014 of $5.58 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of September 30, 2014 plus the number of unvested options expected to vest as of September 30, 2014 based on the unvested options outstanding at September 30, 2014 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2013	1,177,716	$10.26
Granted	221,000	6.00
Vested and issued	(183,564)	8.69
Canceled	(248,917)	10.01
Unvested by September 30, 2014	966,235	$9.13

10. Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recorded income tax expense of $81 and $55, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recorded income tax expense of $204 and $149, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2014 and December 31, 2013. The Company’s income tax return reporting periods since December 31, 2010 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

11. Commitments and Contingencies

Leases

In connection with the Purchase Agreement, the Company assumed various capital lease arrangements for computer equipment for a total obligation of $2,871 as of the closing of the transaction. The lease arrangements expire at various dates through May 2017. Future minimum rental commitments under capital leases at September 30, 2014 are as follows:

Year Ending December 31	Capital Lease Commitments
2014	$354
2015	1,358
2016	349
2017	17
Less – interest on capital leases	67
$2,011

At September 30, 2014, total assets under capital leases were $3,292 and related accumulated amortization was $1,588.

The Company assumed non-cancelable operating lease agreements for office space in connection with the Purchase Agreement. As of September 30, 2014, these operating leases have non-cancelable commitments through December 2016 of $1,441.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleged that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that the Company infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint sought an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered the amended complaint on November 12, 2013. The Company settled the matter on July 15, 2014 for an amount that is not material and, pursuant to the settlement, all claims against the Company were dismissed with prejudice on August 14, 2014. The Company recorded the impact of the settlement as a charge to operations in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribed for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2014, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against its customers by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

Beginning on September 18, 2014, the Company suffered a service disruption resulting from a distributed denial-of-service attack at third-party data center facilities used by the Company. By September 20, 2014, the Company had restored the services impacted by the attack. While this matter has resulted in the issuance of service credits by the Company to some customers, and may result in remediation expenses, litigation and other liabilities, this incident did not have a material impact on the Company’s financial position, results of operations or cash flows as of and for the nine months ended September 30, 2014. In addition, the Company does not believe this incident will have a material adverse effect on its financial results in any future period.

12. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Loan Agreement”) providing for an asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit were due on March 31, 2013, and interest and related finance charges are payable monthly. On April 29, 2013, the Company amended the Line of Credit to increase the aggregate amount of borrowings that may be outstanding under the Company’s asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. At September 30, 2014 and December 31, 2013, the Company had no amounts outstanding under the Line of Credit.

On October 3, 2014, the Company amended the Line of Credit and entered into the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under the Company’s Line of Credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the Loan Agreement) available pursuant to the Loan Agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the Loan Agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. Under the Modification Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if the Company is not able to meet the minimum asset coverage ratio.

13. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
North America	$19,254	$17,026	$55,749	$48,234
Europe	7,451	7,071	23,808	18,959
Japan	2,181	1,714	6,114	4,685
Asia Pacific	2,383	2,508	7,259	7,710
Other	258	208	705	561

Total revenue	$31,527	$28,527	$93,635	$80,149

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended September 30, 2014 and 2013, revenue from customers located in the United States was $17,797 and $15,739, respectively, and $51,533 and $44,597, respectively, during the nine months ended September 30, 2014 and 2013. During the three and nine months ended September 30, 2014 and 2013, no other country contributed more than 10% of the Company’s total revenue.

As of September 30, 2014 and December 31, 2013, property and equipment at locations outside the U.S. was not material.

14. Recently Issued and Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-05, Foreign Currency Matters, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard was effective beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The adoption of ASU 2013-05 did not have a significant impact on the Company’s consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries; statements related to the impact of the distributed denial-of-service attack on our financial results in future periods; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2013 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are a leading global provider of cloud services for video. Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. As of September 30, 2014, we had 5,899 customers in over 70 countries, including many of the world’s leading media, retail, technology and financial services companies, as well as governments, educational institutions and non-profit organizations. In the nine months ended September 30, 2014, our customers used Video Cloud to deliver an average of approximately 1.5 billion video streams per month, which we believe is more video streams per month than any other professional solution.

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

As of September 30, 2013, we had 346 employees and 6,374 customers across our service offerings, of which 4,615 used our volume offerings and 1,759 used our premium offerings. As of September 30, 2014, we had 408 employees and 5,899 customers, of which 4,052 used our volume offerings and 1,847 used our premium offerings.

We have primarily generated our revenue to date by offering our Video Cloud product to customers on a subscription-based, software-as-a-service, or SaaS, model. Our revenue grew from $80.1 million in the nine months ended September 30, 2013 to $93.6 million in the nine months ended September 30, 2014. Our consolidated net loss was $13.0 million and $9.0 million for the nine months ended September 30, 2014 and 2013, respectively. Included in consolidated net loss for the nine months ended September 30, 2014 was stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $4.8 million, $3.0 million and $2.4 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2013 was stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $4.7 million, $1.5 million and $1.3 million, respectively.

For the nine months ended September 30, 2014 and 2013, our revenue derived from customers located outside North America was 41% and 40%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

On January 31, 2014, we acquired substantially all of the assets of Unicorn for total consideration of approximately $39.7 million, which was funded by cash on hand of $9.1 million and 2,850,547 unregistered shares of our common stock. The results of operations of Unicorn are consolidated with our results of operations beginning on January 31, 2014, the closing date of the transaction.

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

As of September 30, 2014, we had 5,899 customers, of which 4,052 used our volume offerings and 1,847 used our premium offerings. As of September 30, 2013, we had 6,374 customers, of which 4,615 used our volume offerings and 1,759 used our premium offerings. The number of volume customers decreased during the nine months ended September 30, 2014 primarily due to our discontinuation of entry-level Video Cloud Express offerings. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease during the remainder of 2014 given that certain of the Video Cloud Express price levels were discontinued.

•	Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud and Once. We believe the average number of monthly streams is a key indicator of the adoption of Video Cloud as an online video platform, the adoption of Once as online video ad insertion technology and the growth of video content across the Internet.

During the nine months ended September 30, 2014, the average number of monthly streams was approximately 1.5 billion, an increase of 63% from approximately 921 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the average number of monthly streams included those streams from Once, as the purchase of substantially all of the assets of Unicorn occurred during the first quarter of 2014.

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

In the nine months ended September 30, 2014, the recurring dollar retention rate was 91% compared with 97% for the nine months ended September 30, 2013. The decrease in our recurring dollar retention rate in the nine months ended September 30, 2014 was driven by a decrease in sales of additional products and services to our existing customer base.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2014	2013
Customers (at period end)
Volume	4,052	4,615
Premium	1,847	1,759

Total customers (at period end)	5,899	6,374

Average monthly year-to-date streams (in thousands)	1,500,937	921,363
Recurring dollar retention rate	91%	97%

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of Video Cloud, the Zencoder Service and Once.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Enterprise and Pro. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to our platform, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage of this service exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We have discontinued the lower level pricing options for the Express edition, and accordingly, the total number of customers using the Express edition decreased and we expect this to continue. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are either billed on a monthly basis and pay via a credit card or are billed annually in advance.

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

Cost of revenue increased in absolute dollars from the first nine months of 2013 to the first nine months of 2014. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related.   Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.8 million is required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services are to be performed varies by employee. Additionally, approximately $2.7 million was required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services were performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at September 30, 2014, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and restricted stock award service periods. We recorded stock-based compensation expense of $1.5 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $4.8 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2014 and 2013, 44% and 45%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2014 and 2013, 45% and 44%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2014 and 2013, 30% and 31%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the nine months ended September 30, 2014 and 2013, 32% and 30%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Revenue:
Subscription and support revenue	$30,450	$26,535	$89,754	$75,887
Professional services and other revenue	1,077	1,992	3,881	4,262

Total revenue	31,527	28,527	93,635	80,149
Cost of revenue:
Cost of subscription and support revenue	9,467	7,047	28,096	21,441
Cost of professional services and other revenue	1,352	2,201	4,414	5,393

Total cost of revenue	10,819	9,248	32,510	26,834

Gross profit	20,708	19,279	61,125	53,315
Operating expenses:
Research and development	7,187	5,607	20,548	15,650
Sales and marketing	11,273	10,159	34,714	30,855
General and administrative	4,735	4,460	14,597	13,840
Merger-related	623	370	3,011	1,461

Total operating expenses	23,818	20,596	72,870	61,806

Loss from operations	(3,110)	(1,317)	(11,745)	(8,491)
Other (expense) income, net	(614)	104	(1,020)	(359)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(3,724)	(1,213)	(12,765)	(8,850)
Provision for income taxes	81	55	204	149

Consolidated net loss	(3,805)	(1,268)	(12,969)	(8,999)
Net income attributable to non-controlling interest in consolidated subsidiary	-	-	-	(20)

Net loss attributable to Brightcove Inc.	$(3,805)	$(1,268)	$(12,969)	$(9,019)

Net loss per share - basic and diluted	$(0.12)	$(0.04)	$(0.41)	$(0.32)

Weighted-average number of common shares used in computing net loss per share	32,247,453	28,345,519	31,814,570	28,184,533

Overview of Results of Operations for the Three Months Ended September 30, 2014 and 2013

Total revenue increased by 11%, or $3.0 million, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to an increase in subscription and support revenue of 15%, or $3.9 million, offset partially by a decrease in professional services and other revenue of 46%, or $915,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,847 as of September 30, 2014, an increase of 5% from 1,759 customers as of September 30, 2013, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $3.1 million, or 12%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.4 million, or 7%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery. Loss from operations was $3.1 million in the three months ended September 30, 2014 compared to $1.3 million in the three months ended September 30, 2013. Loss from operations in the three months ended September 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.5 million, $827,000 and $623,000, respectively. Loss from operations in the three months ended September 30, 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.6 million, $428,000 and $370,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2014, we had $21.7 million of unrestricted cash and cash equivalents, a decrease of $11.3 million from $33.0 million at December 31, 2013, due primarily to $9.1 million of net cash paid as part of the Unicorn acquisition, $1.7 million of cash used in operating activities and $2.5 million in capital expenditures offset by $3.1 million in maturities of investments.

Revenue

	Three Months Ended September 30,
	2014		2013		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$28,950	92%	$25,894	91%	$3,056	12%
Volume	2,577	8	2,633	9	(56)	(2)
Total	$31,527	100%	$28,527	100%	$3,000	11%

During the three months ended September 30, 2014, revenue increased by $3.0 million, or 11%, compared to the three months ended September 30, 2013, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $3.1 million, or 12%, is partially the result of a 5% increase in the number of premium customers from 1,759 at September 30, 2013 to 1,847 at September 30, 2014. In the three months ended September 30, 2014, volume revenue decreased by $56,000, or 2%, compared to the three months ended September 30, 2013, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Three Months Ended September 30,
	2014		2013		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$30,450	97%	$26,535	93%	$3,915	15%
Professional services and other	1,077	3	1,992	7	(915)	(46)
Total	$31,527	100%	$28,527	100%	$3,000	11%

In the three months ended September 30, 2014, subscription and support revenue increased by $3.9 million, or 15%, compared to the three months ended September 30, 2013. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue decreased by 46%, or $915,000, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2014		2013		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$19,254	61%	$17,026	60%	$2,228	13%
Europe	7,451	23	7,071	24	380	5
Japan	2,181	7	1,714	6	467	27
Asia Pacific	2,383	8	2,508	9	(125)	(5)
Other	258	1	208	1	50	24
International subtotal	12,273	39	11,501	40	772	7
Total	$31,527	100%	$28,527	100%	$3,000	11%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended September 30, 2014, total revenue for North America increased $2.2 million, or 13%, compared to the three months ended September 30, 2013. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended September 30, 2014, total revenue outside of North America increased $772,000 million, or 7%, compared to the three months ended September 30, 2013. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Three Months Ended September 30,
	2014		2013		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$9,467	31%	$7,047	27%	$2,420	34%
Professional services and other	1,352	126	2,201	110	(849)	(39)
Total	$10,819	34%	$9,248	32%	$1,571	17%

In the three months ended September 30, 2014, cost of subscription and support revenue increased $2.4 million, or 34%, compared to the three months ended September 30, 2013. The increase resulted primarily from an increase in the cost of content delivery network, network hosting services, depreciation expense and employee-related expenses of $900,000, $500,000, $340,000 and $232,000, respectively. There was also an increase in amortization of acquired intangible assets and third-party software integrated with our service offering of $256,000 and $133,000, respectively.

In the three months ended September 30, 2014, cost of professional services and other revenue decreased $849,000, or 39%, compared to the three months ended September 30, 2013. The decrease resulted primarily from a decrease in contractor expenses of $740,000.

Gross Profit

	Three Months Ended September 30,
	2014		2013		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$20,983	69%	$19,488	73%	$1,495	8%
Professional services and other	(275)	(26)	(209)	(10)	(66)	(32)
Total	$20,708	66%	$19,279	68%	$1,429	7%

The overall gross profit percentage was 66% and 68% for the three months ended September 30, 2014 and 2013, respectively. Subscription and support gross profit increased $1.5 million, or 8%, compared to the three months ended September 30, 2013. Professional services and other gross profit decreased $66,000, or 32%, compared to the three months ended September 30, 2013. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2014		2013		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,187	22%	$5,607	19%	$1,580	28%
Sales and marketing	11,273	36	10,159	36	1,114	11
General and administrative	4,735	15	4,460	16	275	6
Merger-related	623	2	370	1	253	68
Total	$23,818	75%	$20,596	72%	$3,222	16%

Research and Development.    In the three months ended September 30, 2014, research and development expense increased by $1.6 million, or 28%, compared to the three months ended September 30, 2013 primarily due to increases in employee-related, travel, recruiting and rent expenses of $1.1 million, $125,000, $115,000 and $112,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we hire additional employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing.    In the three months ended September 30, 2014, sales and marketing expense increased $1.1 million, or 11%, compared to the three months ended September 30, 2013 primarily due to increases in employee-related expenses, travel expenses and amortization of acquired intangible asset expenses of $596,000, $223,000 and $116,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative.    In the three months ended September 30, 2014, general and administrative expense increased by $275,000, or 6%, compared to the three months ended September 30, 2013 primarily due to an increase in outside accounting and legal fees and contractor expenses of $358,000, and $130,000, respectively. These increases were offset by a decrease in depreciation expenses and employee-related expenses of $157,000 and $150,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related.    In the three months ended September 30, 2014, merger-related expenses increased $253,000, or 68%, compared to the three months ended September 30, 2013 primary due to an increase in costs associated with the retention of certain employees of Unicorn and costs incurred in connection with closing the acquisition of substantially all of the assets of Unicorn of $627,000 and $104,000, respectively. These costs were partially offset by a decrease in costs associated with the retention of certain employees of Zencoder of $478,000.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2014		2013		Change
Other (Expense) Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$1	—%	$12	—%	$(11)	(92)%
Interest expense	(22)	—	—	—	(22)	nm
Other (expense) income, net	(593)	(2)	92	—	(685)	nm
Total	$(614)	(2)%	$104	—%	$(718)	nm	%

nm — not meaningful

In the three months ended September 30, 2014, interest income, net, decreased by $11,000 compared to the corresponding period of the prior year. The decrease is primarily due to a lower average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

 The interest expense during the three months ended September 30, 2014 is primarily comprised of interest paid on capital leases. The increase in other expense, net during the three months ended September 30, 2014 was primarily due to an increase in foreign currency exchange losses of $689,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended September 30,
	2014		2013		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$81	—%	$55	—%	$26	47%

In the three months ended September 30, 2014, provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Total revenue increased by 17%, or $13.5 million, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in subscription and support revenue of 18%, or $13.9 million, offset partially by a decrease in professional services and other revenue of 9%, or $381,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,847 as of September 30, 2014, an increase of 5% from 1,759 customers as of September 30, 2013, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $13.7 million, or 19%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Our gross profit increased by $7.8 million, or 15%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery. Loss from operations was $11.7 million in the nine months ended September 30, 2014 compared to $8.5 million in the nine months ended September 30, 2013. Loss from operations in the nine months ended September 30, 2014 included stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $4.8 million, $3.0 million and $2.4 million, respectively. Loss from operations in the nine months ended September 30, 2013 included stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $4.7 million, $1.5 million and $1.3 million, respectively.

Revenue

	Nine Months Ended September 30,
	2014		2013		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$86,010	92%	$72,302	90%	$13,708	19%
Volume	7,625	8	7,847	10	(222)	(3)
Total	$93,635	100%	$80,149	100%	$13,486	17%

During the nine months ended September 30, 2014, revenue increased by $13.5 million, or 17%, compared to the nine months ended September 30, 2013, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $13.7 million, or 19%, is partially the result of a 5% increase in the number of premium customers from 1,759 at September 30, 2013 to 1,847 at September 30, 2014. In the nine months ended September 30, 2014, revenue from our volume offerings decreased by $222,000, or 3%, compared to the nine months ended September 30, 2013, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Nine Months Ended September 30,
	2014		2013		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$89,754	96%	$75,887	95%	$13,867	18%
Professional services and other	3,881	4	4,262	5	(381)	(9)
Total	$93,635	100%	$80,149	100%	$13,486	17%

In the nine months ended September 30, 2014, subscription and support revenue increased by $13.9 million, or 18%, compared to the nine months ended September 30, 2013. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue decreased by 9%, or $381,000, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales.

	Nine Months Ended September 30,
	2014		2013		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$55,749	59%	$48,234	60%	$7,515	16%
Europe	23,808	25	18,959	24	4,849	26
Japan	6,114	7	4,685	6	1,429	31
Asia Pacific	7,259	8	7,710	9	(451)	(6)
Other	705	1	561	1	144	26
International subtotal	37,886	41	31,915	40	5,971	19
Total	$93,635	100%	$80,149	100%	$13,486	17%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the nine months ended September 30, 2014, total revenue for North America increased $7.5 million, or 16%, compared to the nine months ended September 30, 2013. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the nine months ended September 30, 2014, total revenue outside of North America increased $6.0 million, or 19%, compared to the nine months ended September 30, 2013. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Nine Months Ended September 30,
	2014		2013		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$28,096	31%	$21,441	28%	$6,655	31%
Professional services and other	4,414	114	5,393	127	(979)	(18)
Total	$32,510	35%	$26,834	33%	$5,676	21%

In the nine months ended September 30, 2014, cost of subscription and support revenue increased $6.7 million, or 31%, compared to the nine months ended September 30, 2013. The increase resulted primarily from an increase in the cost of content delivery network, network hosting services, depreciation and employee-related expenses of $2.9 million, $1.7 million, $842,000 and $360,000, respectively. There was also an increase in amortization of acquired intangible assets of $680,000.

In the nine months ended September 30, 2014, cost of professional services and other revenue decreased $979,000, or 18%, compared to the nine months ended September 30, 2013. The decrease resulted primarily from a decrease in contractor expenses of $1.1 million, offset by an increase in employee-related expenses of $137,000.

Gross Profit

	Nine Months Ended September 30,
	2014		2013		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$61,658	69%	$54,446	72%	$7,212	13%
Professional services and other	(533)	(14)	(1,131)	(27)	598	53
Total	$61,125	65%	$53,315	67%	$7,810	15%

For the nine months ended September 30, 2014, the overall gross profit percentage was 65% compared to 67% for the nine months ended September 30, 2013. Subscription and support gross profit increased $7.2 million, or 13%, compared to the nine months ended September 30, 2013. Professional services and other gross profit increased $598,000, or 53%, compared to the nine months ended September 30, 2013, as we have continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects.

Operating Expenses

	Nine Months Ended September 30,
	2014		2013		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$20,548	22%	$15,650	20%	$4,898	31%
Sales and marketing	34,714	37	30,855	38	3,859	13
General and administrative	14,597	15	13,840	17	757	5
Merger-related	3,011	3	1,461	2	1,550	106
Total	$72,870	77%	$61,806	77%	$11,064	18%

Research and Development.    In the nine months ended September 30, 2014, research and development expense increased by $4.9 million, or 31%, compared to the nine months ended September 30, 2013 primarily due to increases in employee-related, travel and rent expenses of $3.5 million, $335,000, and $322,000, respectively. There was also an increase in expenses related to computer maintenance and support of $298,000.

Sales and Marketing.    In the nine months ended September 30, 2014, sales and marketing expense increased $3.9 million, or 13%, compared to the nine months ended September 30, 2013 primarily due to increases in employee-related expenses, travel expenses and marketing programs of $1.9 million, $723,000 and $372,000, respectively. There was also an increase in amortization of acquired intangible assets of $363,000. These expenses were partially offset by a decrease in commission expense of $296,000.

General and Administrative.    In the nine months ended September 30, 2014, general and administrative expense increased by $757,000, or 5%, compared to the nine months ended September 30, 2013 primarily due to an increase in outside accounting and legal fees, contractor expenses, and employee-related expenses of $659,000, $305,000 and $301,000, respectively. These expenses were offset in part by decreases in depreciation and bad debt expenses of $512,000 and $239,000, respectively.

Merger-related.    In the nine months ended September 30, 2014, merger-related expenses increased $1.6 million, or 106%, compared to the nine months ended September 30, 2013 primary due to an increase in costs incurred in connection with closing the acquisition of substantially all of the assets of Unicorn and costs associated with the retention of certain employees of Unicorn of $1.8 million and $1.2 million, respectively. These costs were partially offset by a decrease in costs associated with the retention of certain employees of Zencoder of $1.4 million.

Other Expense, Net

	Nine Months Ended September 30,
	2014		2013		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$10	—%	$48	—%	$(38)	(79)%
Interest expense	(67)	—	—	—	(67)	nm
Other expense, net	(963)	(1)%	(407)	(1)%	(556)	(137)
Total	$(1,020)	(1)%	$(359)	—%	$(661)	(184)%

nm — not meaningful

In the nine months ended September 30, 2014, interest income, net, decreased by $38,000 compared to the corresponding period of the prior year. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the nine months ended September 30, 2014 is primarily comprised of interest paid on capital leases. The increase in other expense, net during the nine months ended September 30, 2014 was primarily due to an increase in foreign currency exchange losses of $564,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Nine Months Ended September 30,
	2014		2013		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$204	—%	$149	—%	$55	37%

In the nine months ended September 30, 2014, provision for income taxes, increased by $55,000 compared to the corresponding period of the prior year, and was primarily comprised of income tax expenses related to foreign jurisdictions.

Non-Controlling Interest in Consolidated Subsidiary

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2014	2013
	(in thousands)
Purchases of property and equipment	$(2,500)	$(1,926)
Depreciation and amortization	6,114	4,562
Cash flows (used in) provided by operating activities	(1,650)	4,801
Cash flows (used in) provided by investing activities	(9,354)	4,847
Cash flows used in financing activities	(276)	(499)

Cash, cash equivalents and investments.

Our cash and cash equivalents at September 30, 2014 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At September 30, 2014 and December 31, 2013, restricted cash was $209,000 and $322,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. Per the terms of the agreement, a portion of the collateral related to the contractual provisions with a customer was released in the nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, we had $3.8 million and $7.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 57 and 67 days at September 30, 2014 and December 31, 2013, respectively.

Operating activities.

Cash used by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. For the nine months ended September 30, 2014, cash used in operating activities was $1.7 million and consisted of $13.0 million of net loss offset in part by non-cash expenses of $6.1 million for depreciation and amortization expense and $4.8 million for stock-based compensation expense. Uses of cash included an increase in prepaid expenses and other current assets of $1.0 million and decreases in accrued expense and accounts payable of $4.1 million and $3.1 million, respectively. These outflows were offset in part by an increase in deferred revenue and a decrease in accounts receivable of $4.9 million and $2.4 million, respectively. Increases in deferred revenue primarily related to an increase in sales of our subscription and support services to both new and existing customers. In addition, for the nine months ended September 30, 2014, we experienced an increase in the number of sales of subscription and support services with the annual fee payable at the outset of the arrangement instead of in monthly installments.

Investing activities.

Cash used in investing activities for the nine months ended September 30, 2014 was $9.4 million, consisting primarily of $9.1 million for the acquisition of Unicorn, $2.5 million in capital expenditures to support the business and $927,000 for the capitalization of internal-use software costs. These outflows were offset in part by $3.1 million for the maturities of investments and $113,000 for the decrease in restricted cash.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2014 was $276,000, consisting of payments under capital lease obligations of $860,000 offset in part by proceeds received from the exercise of common stock options of $584,000.

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

On April 29, 2013, we amended our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. We had no outstanding borrowings under this line of credit at September 30, 2014.

On October 3, 2014, we amended the Line of Credit and entered into the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the Loan Agreement) available pursuant to the Loan Agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the Loan Agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. Under the Modification Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if we are not able to meet the minimum asset coverage ratio.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of September 30, 2014 and December 31, 2013.

We have historically provided a valuation allowance against our net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, we determined in the fourth quarter of 2012 that it was probable that we will realize the benefits of our future deductible differences. As such, we released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193,000 income tax benefit in our consolidated statement of operations for the year ended December 31, 2012. For the year ended December 31, 2013 a portion of our profits in Japan were offset by net operating losses in Japan. Accordingly, our deferred tax asset in Japan decreased during the year ended December 31, 2013.

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

In connection with the Purchase Agreement, we assumed various capital lease arrangements for computer equipment for a total obligation of $2,871 as of the closing of the transaction. The lease arrangements expire at various dates through May 2017. As of September 30, 2014, the total remaining lease obligation was $2,011.

We also assumed non-cancelable operating lease agreements for office space in connection with the Purchase Agreement. As of September 30, 2014, these operating leases have non-cancelable commitments through December 2016 of $1,441.

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

Interest rate risk

We had unrestricted cash and cash equivalents totaling $21.7 million at September 30, 2014. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleged that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that the Company infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint sought an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered the amended complaint on November 12, 2013. The Company settled the matter on July 15, 2014 for an amount that is not material and, pursuant to the settlement, all claims against the Company were dismissed with prejudice on August 14, 2014. The Company recorded the impact of the settlement as a charge to operations in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

ITEM 1A.	RISK FACTORS

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 11, 2014, we described risk factors related to the Company. The following risk factors update and replace those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully review these risk factors and those described in other reports we file with the Securities and Exchange Commission in evaluating our business. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

These facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, security breaches, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. For example, on September 18, 2014, we suffered a service disruption resulting from a distributed denial-of-service attack at third-party data center facilities used by us. By September 20, 2014, we had restored the services impacted by the attack. We contacted federal law enforcement authorities regarding the denial-of-service attack and are cooperating with them. We are also conducting an assessment of our internet service providers and data center providers, potential future vulnerability to malicious activity, and the sufficiency of our infrastructure to withstand and recover rapidly from such attacks.  While this matter did not have a material adverse effect on our operating results, there can be no assurance that such incidents will not occur again, and they could occur more frequently and on a more significant scale.  The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

A significant portion of our total outstanding shares may be sold into the public market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

As a result of the expiration of the lock-up agreement entered into in connection with our acquisition of substantially all of the assets of Unicorn, which occurred on July 30, 2014, an aggregate of 1,536,261 shares are eligible for resale in compliance with Rule 144 and may be sold in the public market. These sales or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

In addition, we used approximately $9.1 million of the net proceeds from our initial public offering as consideration for the purchase of substantially all of Unicorn’s assets, which closed on January 31, 2014. None of such consideration was for direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chairman, Jeremy Allaire, and our Chief Executive Officer, David Mendels have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

ITEM 6.	EXHIBITS

Exhibits
3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated By-Laws.
4.1 (3)	Form of Common Stock certificate of the Registrant.
10.1**	Letter Agreement between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.
10.2**	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.
10.3**	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.
31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: November 3, 2014	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2014	By:
/s/ Christopher Stagno

Christopher Stagno
Chief Financial Officer
(Principal Financial Officer)

