Form 10-K
period 2014-12-31
BRIGHTCOVE INC
filed 2015-03-05
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2014, was $288,391,686. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 27, 2015 there were 32,521,442 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to integrate Unicorn products with Video Cloud;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue growth.

PART I

Item 1.	Business

Overview

Brightcove Inc., or Brightcove, is a leading global provider of cloud-based services for video. Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Our suite of products and services reduces the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Gallery, or Gallery, released in May 2014, is a cloud-based service that enables customers to create and publish video portals. Brightcove Perform, or Perform, released in September 2014, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, released in May 2014, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion.

Since 2014, our go-to-market approach for our solutions has been focused primarily on (i) media companies and (ii) digital marketers in a wide range of enterprises and organizations.

As of December 31, 2014, we had 5,770 customers in over 75 countries, including many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $109.9 million in the year ended December 31, 2013 to $125.0 million in the year ended December 31, 2014. As of December 31, 2013, we had 6,318 customers, of which 4,556 used our volume offerings and 1,762 used our premium offerings. As of December 31, 2014, we had 5,770 customers, of which 3,907 used our volume offerings and 1,863 used our premium offerings. During 2013, we decided to prioritize our premium product editions over our volume product editions. Our premium product editions have higher prices, the customers of our premium product editions use more of our solutions, and we believe that our premium customers represent a greater opportunity for our solutions. To date, substantially all of our revenue has been attributable to our Video Cloud product.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, modular and scalable solutions. Video Cloud provides a single, integrated solution to meet a range of video publishing and distribution needs. Video Marketing Suite is an end-to-end solution of video technologies built for the needs of modern marketers. Each of Zencoder, Once, Gallery and Perform are modular solutions that customers can either use on a stand-alone basis or integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

•	Easy to use and low total cost of ownership. Our products were designed to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.

•	Open platforms and extensive ecosystem. Our open and extensible platforms enable our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of partners, which we refer to as the Brightcove Alliance. More than 150 Brightcove Alliance members have built solutions that rely upon, or are already integrated with, our platforms. This ecosystem includes leading technology companies such as Akamai, comScore, Google and Oracle and providers of niche technology services. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.

•	Help customers achieve business objectives. Our customers use our products to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, monetizing content, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online strategy.

•	Ongoing customer-driven development. Through our account managers, customer support teams, product managers and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. For example, in 2014 we introduced an entirely new video player with significantly faster load times and faster video starts. The new player also allows customers to deliver video using a single protocol, HTTP Live Streaming, or HLS, across both mobile and desktop, integrates easily with modern websites and provides consistent behavior across platforms, and is easily customizable using standard CSS and JavaScript application program interfaces, or APIs. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•	We are the recognized online video platform market leader. In 2014, our customers used Video Cloud to deliver an average of approximately 1.5 billion video streams per month, which we believe is more video streams per month than any other professional solution. Frost & Sullivan awarded us the Global Market Leadership Award for Online Video Platforms in 2014. In 2012, 2013 and 2014, we were also selected to the Deloitte Technology Fast 500 list.

•	We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan, Asia Pacific and the Middle East. Today, we have employees in nine countries. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. As of December 31, 2014, organizations throughout the world used Video Cloud to reach viewers in approximately 245 countries and territories.

•	We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 86% in each of the last four fiscal quarters, including 88%, 99%, 86% and 101% for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•	We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes, from large global enterprises to small and medium-sized businesses, across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•	Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Adobe, Allaire, Amazon Web Services, Citrix, EMC, Lycos and Macromedia.

Our Customers

As of December 31, 2014, we had 5,770 customers in over 75 countries. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations. While our solutions are tailored to meet the needs of media companies and digital marketers in a wide range of enterprises and organizations, we believe our solutions can benefit any organization with a website or digital content.

Our Products and Services

Video Cloud

Video Cloud, the world’s leading online video platform, enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the following:

•	Uploading and Encoding. Using Video Cloud, customers may upload videos in various formats for adaptive encoding that maximizes quality and minimizes file size. Video Cloud then automatically enables the content to be delivered to end users via a third-party content delivery network, or CDN, such as Akamai Technologies, Inc., or Akamai, or Limelight Networks, Inc., or Limelight.

•	Content Management. Whether a customer has a few short video clips or thousands of full-length episodes, Video Cloud makes it easy to organize a media library. Videos can be grouped together with drag-and-drop controls or smart playlists that automatically organize content. Customers can set rules for geographic access and schedules to define where and when their videos can be viewed.

•	Video Players. Video Cloud includes leading video player technology, with fast load times and fast video starts. Video Cloud allows for point-and-click styling and configuration of video players that can reflect the brand or design of the customer. Our video players also include built-in support for advertising, analytics and content protection, and provide a consistent cross-platform playback experience. Developers can also take advantage of a set of tools to create completely custom video player experiences.

•	Multi-platform video experiences. We have built Video Cloud to support numerous operating systems, formats and devices. In addition to web-based experiences, Video Cloud provides publishing and delivery services for cross-platform devices including smartphones, tablets and Connected TVs. Our solution includes automated device detection and manages multiple renditions of the same video encoded in different forms with optimized delivery protocols for different target formats.

•	Live Video Streaming. In addition to on-demand video distribution, Video Cloud includes support for live video broadcasts. Video Cloud accepts multiple live streams at different quality levels and delivers the rendition that attempts to best match each viewer’s available bandwidth, processor utilization and player size.

•	Distribution and Syndication. Video Cloud supports a blended distribution strategy across the Internet, allowing customers to distribute videos on their own website, partner websites or video-sharing sites such as YouTube. These tools help content owners to drive site traffic, increase brand awareness and expand their audience.

•	Social Media. Customers can expand their audience by leveraging the social network of their viewers. Through integrated Video Cloud capabilities, users can share videos through Facebook, Twitter and other social media destinations.

•	Advertising and Monetization. Video Cloud can help customers grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations. Video Cloud includes tools to support synchronized in-player ads with embedded link functionality and overlays for persistent branding.

•	Analytics. Video Cloud’s integrated video analytics present information to optimize and support customers’ online video publishing and distribution strategy. Online publishers can also choose to integrate web analytics solutions such as Adobe Omniture or Google Analytics with Video Cloud.

Zencoder

Zencoder is a cloud-based video encoding service. Zencoder provides our customers with high-quality, reliable encoding of live and on-demand video and access to highly scalable encoding power without having to pay for, manage and scale expensive hardware and software. Zencoder includes the following principal features and functionality:

•	File Support. Zencoder accepts files in an extensive range of formats and codecs and supports video output to a multitude of devices.

•	Quality and Control. Zencoder includes tools to support high quality video output and to adjust and edit video.

•	Speed and Reliability. Zencoder provides extremely fast transcoding and industry leading reliability.

•	Platform and Security. Zencoder is scalable, globally distributed and includes advanced security features designed to protect content.

•	Account and Integration. Zencoder provides a simple API for streamlined integration, supports most major transfer protocols and accelerated file transfers and allows users to manage their accounts and encoding jobs from an intuitive, online dashboard.

Once

Once is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Once reduces or eliminates the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand video with dynamically customized programming and targeted ads to the maximum range of devices. Once includes the following principal features and functionality:

•	Reach. Once features cloud-based ad monetization of video on demand, live video and simulcast TV across devices, apps and websites.

•	Integrations. Once is pre-integrated with ad networks and ad decision systems.

•	Server-Side Solution. Once is a server-side solution, requiring no SDKs, plug-ins or client-side code.

•	Simplicity. Once uses a single URL with automatic device detection to deliver high bit-rate broadcast quality video ads.

Gallery

Gallery is a cloud-based service that enables customers to create and publish video portals. This service combines portal templates with best practices for search engine optimization, responsive design, social sharing and conversion in a single solution that can be implemented and updated with ease. Gallery allows customers to create engaging video experiences such as video channels, product showcases, event microsites and video support centers. Gallery includes the following principal features and functionality:

•	Portal Templates. Customers can choose from over 100 templates, layouts and color combinations to customize a design without any technical resources.

•	Search Engine Optimization. Portals include video search engine optimization on every page to help increase traffic.

•	Brand Precision. Point and click tools to change any page element allow customers to match their exact colors and brand identity.

•	Conversion. Gallery includes built-in lead capture features, flexible messaging areas and integrations with leading marketing automation solutions like Eloqua and Omniture to help customers capture more leads.

•	Mobile / Responsive Design. Customers can reach their audience on desktops, tablets or mobile devices with responsive design templates that automatically adapt to an end user’s device.

•	Social. Gallery allows customers to expand the reach of their portals with social sharing options for Twitter, Facebook, YouTube, Pinterest, LinkedIn and more.

•	Ease of Use. Customers can go live in minutes with a cloud-based solution that can be managed and updated with ease.

Gallery allows customers to create engaging video experiences such as video channels, product showcases, event microsites and video support centers.

Perform

Perform is a cloud-based service for creating and managing video player experiences. This service provides customers with leading video player technology, a robust set of management APIs and performance optimization services. Perform delivers cross-platform playback experiences and includes built-in support for advertising, analytics and content protection. Perform includes the following principal features and functionality:

•	Leading Video Player Technology. Perform includes a fast HTML5-first video player, responsive design, social sharing and integration tools and support for HLS across all major mobile and desktop platforms.

•	Speed. Perform is designed to have the fastest load times and the fastest video starts. Perform’s precompiled plugins, skinned assets and thumbnails minimize download size. Perform is optimized to reduce network traffic. Perform also allows customers to deploy changes to thousands of player embeds with batch publishing to accelerate time-to-market.

•	Wide Reach. Perform allows customers to reach the maximum range of Internet-connected devices and operating systems with consistent playback across desktop and mobile devices.

•	Powerful APIs, Plugins and SDKs. The developer-friendly, HTML5 video player is easily customized with CSS and JavaScript APIs. Perform’s Management APIs also allow customers to easily control player configurations. Perform has a robust ecosystem of plugins and integrations, including built-in support for advertising, analytics and content protection, as well as numerous open-source plugins from the Video.js community. Perform also includes native player SDKs for easy development and deployment of native applications.

Video Marketing Suite

Video Marketing Suite is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Video Marketing Suite is a bundled offering of Video Cloud, the Video Cloud Live module, or Live module, and Gallery. The Live module is an optional add-on to Video Cloud designed to enable non-technical users to set up live events and deliver multi-bitrate streams to multiple devices, without the need for hardware encoders or development work.

Editions

Each of our products is offered to customers on a subscription-based SaaS model, with varying levels of functionality, usage entitlements and support. Our customers pay us a monthly, quarterly or annual subscription fee for access to our products. This model allows our customers to scale their level of investment and usage based on the size and complexity of their needs.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality.

Customers of Zencoder on annual contracts are considered premium customers. Customers of Zencoder on month-to-month contracts, pay-as-you-go contracts, or contracts for a period of less than one year, are considered volume customers.

All Once, Gallery, Perform and Video Marketing Suite customers are considered premium customers.

Account Management

An important component of our sales strategy is our account management organization. This organization is focused on ongoing customer success and engagement, as well as contract renewals and upsells to our customer base.

Professional Services

While our products are easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization or assistance with their implementations. These professional services are priced on a time and materials basis or a per project basis and include projects such as content migrations from other vendors or in-house solutions, video player enhancements and the creation of web pages optimized for video.

Support

Our products generally include basic support for technical and operational issues. The premium editions of our products generally include telephone support during normal business hours. We also offer 24/7 global telephone support to customers paying for premium support packages.

Training

We offer free basic online training to registered users of our products. We also offer customized, onsite training for customers that is priced on a per engagement basis.

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and the Middle East, Asia Pacific, and Japan. We further organize our go-to-market approach by focusing our sales and marketing teams on selling primarily to (i) media companies, who generally want to distribute video content to a broad audience and (ii) digital marketers in a wide range of enterprises and organizations, who generally use video for marketing or communication purposes. A small amount of sales are generated through referral partners, channel partners and resellers. We also sell some of our products online through our website.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target executives, technology professionals and senior business leaders. Like our sales teams, our marketing team and programs are organized by geography and industry segment. Our principal marketing programs include:

•	public relations and social media;

•	online event marketing activities, direct email, search engine marketing and display ads and blogs;

•	field marketing events for customers and prospects;
•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	use of our website to provide product and organization information, as well as learning opportunities for potential customers;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	telemarketing and lead generation representatives who respond to incoming leads to convert them into new sales opportunities; and

•	customer programs, including user meetings and our online customer community.

Operations

We operate data center facilities in the greater Boston area, the greater Chicago area, Phoenix, and Amsterdam, and also use third-party cloud computing platforms. We operate our own servers for systems that manage meta-data, business rules and archival storage of media assets. We take advantage of geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers.

Media delivery to end users, including video, audio, images, JavaScript and Adobe Flash components, is served primarily through CDN providers, including Akamai and Limelight. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.

We entered into our agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is December 31, 2017.

We entered into our agreement with Limelight in March 2006. Our agreement with Limelight enables us to use Limelight CDN services for our own benefit and to resell Limelight CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is March 31, 2015. We are engaged in renewal discussions with Limelight and believe the agreement will be renewed or the term of the agreement will be extended again prior to March 31, 2015 or prior to the expiration of the service continuation period described below.

Each agreement contains a service continuation period following expiration of the agreement, which we believe is sufficient to enable transition to an alternative provider to avoid material disruption to our business or to our customers. Our agreement with Akamai provides that, upon termination for any reason, Akamai will continue to provide CDN services to our existing customers for up to twelve months. Our agreement with Limelight provides that, upon termination for any reason, Limelight will continue to provide CDN services for our benefit for up to six months.

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

In the United States, we have 22 issued and/or allowed patents and 21 patent applications pending. Internationally, we have 9 issued patents and 15 patent applications pending. We currently have patent applications pending in Canada, United Kingdom, Australia, Hong Kong and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

Our registered trademarks in the United States include “BRIGHTCOVE”, “ZENCODER”, ONCEVOD and our logo. These trademarks are also registered in certain non-U.S. jurisdictions, including the European Union and Canada. We may apply for registrations for these and other marks in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective.

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

Competition

We compete with video-sharing sites such as YouTube, in-house solutions, online video platforms and certain niche technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets, as well as greater financial, technical and other resources. The overall markets for our products are fragmented, rapidly evolving and highly competitive.

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

Our research and development expenses were $28.3 million, $21.1 million and $18.7 million in 2014, 2013 and 2012, respectively, which included stock-based compensation expense of $1.4 million, $1.2 million and $687,000, respectively.

Employees

As of December 31, 2014, we had 410 employees, of which 47 provided customer support services, 23 provided professional services, 136 were in research and development, 149 were in sales and marketing and 55 were in general and administrative positions. Of these employees, 327 were located in the United States and 83 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Available Information

Our principal executive offices are located at 290 Congress Street, Boston, Massachusetts, 02210. Our telephone number is (888) 882-1880. Our website address is www.brightcove.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

You should carefully review the risk factors described below and those described in other reports we file with the Securities and Exchange Commission, as well as the other information contained in this Annual Report on Form 10-K, in evaluating our business. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $12.5 million for the year ended December 31, 2012, a consolidated net loss of $10.2 million for the year ended December 31, 2013 and a consolidated net loss of $16.9 million for the year ended December 31, 2014. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew. In addition, even if these subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.

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

We have a relatively short operating history in a relatively new and rapidly developing market, which makes it difficult to evaluate our business and future prospects.

Our business has a relatively short operating history and the market for our products and services is relatively new and rapidly developing, which makes it difficult to evaluate our business and future prospects. We have been in existence since 2004, and much of our growth has occurred in recent periods. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

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

Our markets are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our services and products to evolving industry standards and to improve the performance and reliability of our services and products. To achieve market acceptance for our products, we must effectively anticipate and offer products that meet changing customer demands in a timely manner. Customers may require features and functionality that our current products do not have. If we fail to develop products that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our products will be harmed.

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

We compete with video sharing sites, in-house solutions, online video platforms and certain niche technology providers, as well as larger companies that offer multiple services, including those that may be used as substitute services for our products. Competition is already intense in these markets and, with the introduction of new technologies and market entrants, we expect competition to further intensify in the future. In addition, some of our competitors may make acquisitions, be acquired, or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

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

We increased our number of full-time employees from 335 as of December 31, 2012, to 347 as of December 31, 2013 and to 410 as of December 31, 2014, and our revenue grew from $88.0 million in 2012 to $109.9 million in 2013 and to $125.0 million in 2014. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

These facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, security breaches, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. For example, on September 18, 2014, we suffered a service disruption resulting from a distributed denial-of-service attack at third-party data center facilities used by us. By September 20, 2014, we had restored the services impacted by the attack. We contacted federal law enforcement authorities regarding the denial-of-service attack and cooperated with them. We also conducted an assessment of our internet service providers and data center providers, potential future vulnerability to malicious activity, and the sufficiency of our infrastructure to withstand and recover rapidly from such attacks.  While this matter did not have a material adverse effect on our operating results, there can be no assurance that such incidents will not occur again, and they could occur more frequently and on a more significant scale.  The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

Fluctuations in the exchange rate of foreign currencies could result in currency translation losses.

We currently have foreign sales denominated in Australian dollars, British pound sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pound sterling, Euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

Failure to maintain effective internal control over financial reporting could result in our failure to accurately report our financial results. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact investor confidence in our company and, as a result, the value of our common stock.

We are required to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. This assessment includes the disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

We record substantial expenses related to our issuance of equity awards that may have a material adverse impact on our operating results for the foreseeable future.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming us in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleged that we have infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against us in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that we infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint sought an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We answered the amended complaint on November 12, 2013. We settled the matter on July 15, 2014 for an amount that is not material and, pursuant to the settlement, all claims against us were dismissed with prejudice on August 14, 2014. We recorded the impact of the settlement as a charge to operations in the consolidated statements of operations for the year ended December 31, 2014.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “BCOV” since our initial public offering on February 17, 2012. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
2013
First Quarter 2013	$10.25	$5.77
Second Quarter 2013	$9.00	$4.89
Third Quarter 2013	$11.79	$8.35
Fourth Quarter 2013	$16.25	$10.84
2014
First Quarter 2014	$14.70	$9.17
Second Quarter 2014	$10.80	$7.78
Third Quarter 2014	$10.93	$5.40
Fourth Quarter 2014	$8.16	$5.06

On February 27, 2015, the last reported sale price for our common stock on the NASDAQ Global Market was $7.81 per share.

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

Stockholders

As of February 27, 2015, there were approximately 179 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 17, 2012 (the date of our initial public offering) and December 31, 2014, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on February 17, 2012 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 17, 2012 of $14.30 per share as the initial value of our common stock and not the initial offering price to the public of $11.00 per share.

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

23

	2/17/2012	6/30/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014
Brightcove Inc.	100.0	107.1	63.2	61.3	98.9	73.7	54.4
NASDAQ Composite Index	100.0	99.4	102.3	115.3	141.5	149.3	160.4
NASDAQ Computer & Data Processing Index	100.0	99.2	97.4	101.4	128.5	141.1	154.0

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

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We also used approximately $27.4 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder in August 2012. On January 31, 2014, we acquired substantially all of the assets of Unicorn for total consideration of approximately $39.7 million, which was funded by approximately $9.1 million of the net proceeds from our initial public offering and 2,850,547 shares of our common stock.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 17, 2012 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2014.

 Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2014 (2)	2013	2012 (1)	2011	2010
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$120,324	$103,116	$84,257	$60,169	$40,521
Professional services and other revenue	4,693	6,779	3,716	3,394	3,195
Total revenue	125,017	109,895	87,973	63,563	43,716
Cost of revenue: (3) (4)
Cost of subscription and support revenue	38,015	29,205	22,553	15,478	11,060
Cost of professional services and other revenue	5,718	7,585	4,831	4,744	4,065
Total cost of revenue	43,733	36,790	27,384	20,222	15,125
Gross profit	81,284	73,105	60,589	43,341	28,591
Operating expenses: (3) (4)
Research and development	28,252	21,052	18,725	15,267	12,257
Sales and marketing	46,014	41,000	38,725	31,564	24,124
General and administrative	19,136	18,478	16,734	12,640	9,617
Merger-related	3,075	2,069	1,852	—	—
Total operating expenses	96,477	82,599	76,036	59,471	45,998
Loss from operations	(15,193)	(9,494)	(15,447)	(16,130)	(17,407)
Other income (expense):
Interest income	11	58	106	23	185
Interest expense	(96)	—	(241)	(358)	—
Other (expense) income, net	(1,355)	(594)	(359)	(719)	(503)
Total other expense, net	(1,440)	(536)	(494)	(1,054)	(318)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(16,633)	(10,030)	(15,941)	(17,184)	(17,725)
Provision for (benefit from) income taxes	260	212	(3,489)	90	56
Consolidated net loss	(16,893)	(10,242)	(12,452)	(17,274)	(17,781)
Net (income) loss attributable to non-controlling interest in consolidated subsidiary	-	(20)	(734)	(361)	280
Net loss attributable to Brightcove Inc.	(16,893)	(10,262)	(13,186)	(17,635)	(17,501)
Accretion of dividends on redeemable convertible preferred stock	—	—	(733)	(5,639)	(5,470)
Net loss attributable to common stockholders	$(16,893)	$(10,262)	$(13,919)	$(23,274)	$(22,971)
Net loss per share attributable to common stockholders – basic and diluted	$(0.53)	$(0.36)	$(0.57)	$(4.75)	$(4.98)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	31,949	28,351	24,626	4,900	4,612

(1)	The results of operations for Zencoder have been included in our consolidated financial statements since the date of acquisition on August 14, 2012.
(2)	The results of operations for Unicorn have been included in our consolidated financial statements since the date of acquisition on January 31, 2014.

		Year Ended December 31,
		2014	2013	2012	2011	2010
		(in thousands)
(3)	Stock-based compensation included in above line items:
	Cost of subscription and support revenue	$218	$248	$125	$52	$26
	Cost of professional services and other revenue	141	149	116	117	99
	Research and development	1,399	1,191	687	367	369
	Sales and marketing	2,193	2,225	1,606	1,008	1,459
	General and administrative	2,436	2,588	3,309	2,653	1,362
	Total stock-based compensation	$6,387	$6,401	$5,843	$4,197	$3,315
(4)	Amortization of acquired intangible assets included in above line items:
	Cost of subscription and support revenue	$1,946	$1,013	$379	$—	$—
	Research and development	140	39	15	—	—
	Sales and marketing	1,114	667	250	—	—
	Total amortization of acquired intangible assets	$3,200	$1,719	$664	$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$22,916	$36,108	$33,041	$17,227	$23,219
Accounts receivable, net	21,463	21,560	18,596	14,693	9,272
Property and equipment, net	10,372	8,795	8,400	6,079	4,706
Working capital	4,691	20,759	20,843	10,204	17,263
Total assets	127,584	103,126	96,993	47,338	41,984
Current and long-term debt	—	—	—	7,000	—
Current and long-term deferred revenue	29,704	23,818	19,216	13,772	5,742
Redeemable convertible preferred stock warrants	—	—	—	424	285
Total stockholders’ equity (deficit)	80,763	60,380	64,492	(105,085)	(86,937)

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

Overview

We are a leading global provider of cloud-based services for video. We were incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Our suite of products and services reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Gallery, or Gallery, released in May 2014, is a cloud-based service that enables customers to create and publish video portals. Brightcove Perform, or Perform, released in September 2014, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, released in May 2014, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion.

Our philosophy for the next few years will continue to be to invest in our product strategy and development, sales, and go-to-market to support our long-term revenue growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, the innovation of new features for existing products and the development of new products. We believe this strategy will help us retain our existing customers, increase our average annual subscription revenue per premium customer and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

As of December 31, 2013, we had 347 employees and 6,318 customers, of which 4,556 used our volume offerings and 1,762 used our premium offerings. As of December 31, 2014, we had 410 employees and 5,770 customers, of which 3,907 used our volume offerings and 1,863 used our premium offerings. During 2013, we decided to prioritize our premium product editions over our volume product editions. Our premium product editions have higher prices, the customers of our premium product editions use more of our solutions, and we believe that our premium customers represent a greater opportunity for our solutions.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $109.9 million in the year ended December 31, 2013 to $125.0 million in the year ended December 31, 2014, primarily as a result of continued adoption of Video Cloud across our customer base. On January 31, 2014, we acquired substantially all of the assets of Unicorn Media, Inc. (and certain of its subsidiaries), or Unicorn, a provider of cloud-based video ad insertion technology. The Unicorn Once service, re-branded as Brightcove Once, or Once, contributed $6.5 million in revenue during 2014. In the third quarter of 2014, one of our major customers, Rovio Entertainment Limited, or Rovio, did not renew its agreement with us, which impacted our revenue and revenue growth rates. The combination of losses generated by Once, and the lost revenue from Rovio, contributed to a higher loss on a year-over-year basis. As a result, our consolidated net loss was $16.9 million and $10.2 million for the years ended December 31, 2014 and 2013, respectively. Included in consolidated net loss for the year ended December 31, 2013 was stock-based compensation expense and amortization of acquired intangible assets of $6.4 million and $1.7 million, respectively. Included in consolidated net loss for the year ended December 31, 2014 was stock-based compensation expense and amortization of acquired intangible assets of $6.4 million and $3.2 million, respectively.

For the years ended December 31, 2014 and 2013, our revenue derived from customers located outside North America was 40% and 41%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

On January 8, 2013, we acquired the remaining 37% interest of our majority-owned subsidiary, Brightcove Kabushiki Kaisha, or Brightcove KK, a Japanese joint venture which was formed on July 18, 2008. The purchase price of the remaining equity interest was approximately $1.1 million and was funded by cash on hand. Given that we own 100% of Brightcove KK, we will continue to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, we no longer record a non-controlling interest in the consolidated statements of operations.

On January 31, 2014, we acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud video ad insertion technology, for total consideration of approximately $39.7 million, which was funded by cash on hand of $9.1 million and 2,850,547 shares of our common stock. The results of operations of Unicorn have been consolidated with our results of operations beginning on January 31, 2014, the closing date of the transaction.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Once customers, our Zencoder customers, our Gallery customers, our Perform customers and our Video Marketing Suite customers who are on annual contracts. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month and pay-as-you-go contracts.

As of December 31, 2014, we had 5,770 customers, of which 3,907 used our volume offerings and 1,863 used our premium offerings. As of December 31, 2013, we had 6,318 customers, of which 4,556 used our volume offerings and 1,762 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to growing our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during 2014 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2015 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Average Monthly Streams. We define average monthly streams as the year-to-date average number of monthly stream starts on Video Cloud and other products. We believe the average number of monthly streams is an indicator of both the adoption of Video Cloud as an online video platform and the growth of video content across the Internet, but we do not believe it continues to be a good measure of our performance and therefore will not be identified as a key metric in the future.

During the year ended December 31, 2014, the average number of monthly streams was approximately 1.5 billion, an increase of 56% from approximately 963 million during the year ended December 31, 2013.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the years ended December 31, 2014 and 2013, the recurring dollar retention rate was 93% and 94%, respectively.

•	Average annual subscription revenue per premium customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2014	2013
Customers (at period end)
Volume	3,907	4,556
Premium	1,863	1,762
Total customers (at period end)	5,770	6,318
Average monthly year-to-date streams (in thousands)	1,512,084	962,848
Recurring dollar retention rate	93%	94%
Average annual subscription revenue per premium customer	60.2	54.1

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We are discontinuing the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

Zencoder is offered to customers on a subscription basis, with either committed contracts or pay-as-you-go contracts. The pricing is based on usage, which is comprised of minutes of video processed. The committed contracts include a fixed number of minutes of video processed. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. Customers of Zencoder on annual contracts are considered premium customers. Customers on month-to-month contracts, pay-as-you-go contracts, or contracts for a period of less than one year, are considered volume customers.

Once is offered to customers on a subscription basis, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer’s needs.

Gallery is offered to customers of our premium Video Cloud editions on a subscription basis. A customer’s usage of Gallery counts against the pre-determined amount of video streams, bandwidth and managed content included with their Video Cloud Pro or Enterprise contract. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We also offer gold support to our Gallery customers for an additional fee, which includes extended phone support.

Perform is offered to customers on a subscription basis. Customer arrangements are typically one year contracts, which include a subscription to Perform, basic support and a pre-determined amount of video streams. We also offer gold support to our Perform customers for an additional fee, which includes extended phone support. The pricing for Perform is based on the number of users, accounts and usage, which is comprised of video streams. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

Video Marketing Suite is offered to customers on a subscription basis. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, the Video Cloud Live Module, Gallery, basic support and a pre-determined amount of video streams or plays, bandwidth and managed content. We also offer gold support to our Video Marketing Suite customers for an additional fee, which includes extended phone support. The pricing for Video Marketing Suite is based on the number of users, accounts and usage, which is comprised of video streams or plays, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

All Once, Gallery, Perform and Video Marketing Suite customers are considered premium customers.

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

Our backlog consists of the total future value of our committed customer contracts, whether billed or unbilled. As of December 31, 2014, we had backlog of approximately $68 million compared to backlog of approximately $59 million as of December 31, 2013. Of the approximately $68 million in backlog as of December 31, 2014, between $61 million and $63 million is expected to be recognized as revenue during the year ended December 31, 2015. Because revenue for any period is a function of revenue recognized from backlog at the beginning of the period as well as from contract renewals and new customer contracts executed during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

Cost of Revenue

Cost of subscription, support and professional services revenue primarily consists of costs related to supporting and hosting our product offerings and delivering our professional services. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of our data centers, our customer support team and our professional services staff. In addition to these expenses, we incur third-party service provider costs such as data center and content delivery network, or CDN, expenses, allocated overhead, depreciation expense and amortization of capitalized internal-use software development costs and acquired intangible assets. We allocate overhead costs such as rent, utilities and supplies to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue in addition to each operating expense category.

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

Cost of revenue increased in absolute dollars from 2013 to 2014. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. In future periods we expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support the growth of our business. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Merger-related.  Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.6 million is required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services are to be performed varies by employee. Additionally, approximately $2.5 million was required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services were performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at December 31, 2014, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2014, 2013, and 2012, we recorded $6.4 million, $6.4 million, and $5.8 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the year ended December 31, 2014, 2013, and 2012, 44%, 45%, and 41%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 31%, 31%, and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Provisions for allowances for doubtful accounts are recorded in general and administrative expense. If, upon signing a customer arrangement, the related account receivable is not considered collectable, we will defer the associated revenue until we collect the cash. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2014, our allowance for doubtful accounts was $181,000.

Software Development Costs

Costs incurred to develop software applications used in our on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is three years. We capitalized $474,000 in 2014, $1.1 million in 2013 and $24,000 in 2012, respectively, of internal-use software development costs. Amortization of software development costs was $397,000 in 2014, $312,000 in 2013 and $542,000 in 2012, respectively.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net deferred tax assets at December 31, 2014 with the exception of the deferred tax assets related to Brightcove KK. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2014 and 2013, we had no material unrecognized tax benefits.

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

Goodwill and Acquired Intangible Assets

We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value primarily utilizing the market approach, which calculates fair value based on the market values of comparable companies or comparable transactions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position.

Intangible assets are recorded at their estimated fair value at the date of acquisition. We amortize our intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefit or, if that pattern cannot be readily determined, on a straight-line basis. Amortization is recorded over the estimated useful lives ranging from two to fourteen years.

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.16%	1.80%	1.25%
Expected volatility	52%	54%	57%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$120,324	$103,116	$84,257
Professional services and other revenue	4,693	6,779	3,716
Total revenue	125,017	109,895	87,973
Cost of revenue:
Cost of subscription and support revenue	38,015	29,205	22,553
Cost of professional services and other revenue	5,718	7,585	4,831
Total cost of revenue	43,733	36,790	27,384
Gross profit	81,284	73,105	60,589
Operating expenses:
Research and development	28,252	21,052	18,725
Sales and marketing	46,014	41,000	38,725
General and administrative	19,136	18,478	16,734
Merger-related	3,075	2,069	1,852
Total operating expenses	96,477	82,599	76,036
Loss from operations	(15,193)	(9,494)	(15,447)
Other income (expense):
Interest income	11	58	106
Interest expense	(96)	—	(241)
Other expense, net	(1,355)	(594)	(359)
Total other expense, net	(1,440)	(536)	(494)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(16,633)	(10,030)	(15,941)
Provision for (benefit from) income taxes	260	212	(3,489)
Consolidated net loss	(16,893)	(10,242)	(12,452)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(20)	(734)
Net loss attributable to Brightcove Inc.	(16,893)	(10,262)	(13,186)
Accretion of dividends on redeemable convertible preferred stock	—	—	(733)
Net loss attributable to common stockholders	$(16,893)	$(10,262)	$(13,919)

Overview of Results of Operations for the Years Ended December 31, 2014 and 2013

Total revenue increased by 14%, or $15.1 million, in 2014 compared to 2013 due to an increase in subscription and support revenue of 17%, or $17.2 million, respectively, which was offset in part by a decrease in professional services and other revenue of 31%, or $2.1 million, respectively. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,863 as of December 31, 2014 an increase of 6% from 1,762 customers as of December 31, 2013, as well as a 7% increase in the average annual subscription revenue per premium customer and a $6.5 million contribution of revenue from the acquisition of Unicorn. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $8.2 million, or 11%, in 2014 compared to 2013, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $15.2 million in 2014 compared to $9.5 million in 2013. Loss from operations in 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.4 million, $3.2 million and $3.1 million, respectively. Loss from operations in 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.4 million, $1.7 million and $2.1 million, respectively. Over time we expect to reduce our loss from operations increasing sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of December 31, 2014, we had $22.9 million of unrestricted cash and cash equivalents, a decrease of $10.1 million from $33.0 million at December 31, 2013, due primarily to $9.1 million of net cash paid as part of the Unicorn acquisition, and $3.5 million in capital expenditures, which was offset in part by $3.1 million in maturities of investments.

Revenue

	Year Ended December 31,
	2014		2013		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$114,803	92%	$99,468	91%	$15,335	15%
Volume	10,214	8	10,427	9	(213)	(2)
Total	$125,017	100%	$109,895	100%	$15,122	14%

During 2014, revenue increased by $15.1 million, or 14%, compared to 2013, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue, and a $6.5 million contribution of revenue from the acquisition of Unicorn. The increase in premium revenue of $15.3 million, or 15%, compared to 2013, is partially the result of a 6% increase in the number of premium customers from 1,762 at December 31, 2013 to 1,863 at December 31, 2014, a 7% increase in the average annual subscription revenue per premium customer during the year ended December 31, 2014 and the contribution of revenue from the acquisition of Unicorn. During 2014, volume revenue decreased by $213,000, or 2%, compared to 2013, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Year Ended December 31,				Change
	2014		2013
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$120,324	96%	$103,116	94%	$17,208	17%
Professional services and other	4,693	4	6,779	6	(2,086)	(31))
Total	$125,017	100%	$109,895	100%	$15,122	14%

During 2014, subscription and support revenue increased by $17.2 million, or 17%, compared to 2013. The increase was primarily related to continued growth of our customer base for our premium offerings, including sales to both new and existing customers, a 7% increase in the average annual subscription revenue per premium customer and a $6.5 million contribution of revenue from the acquisition of Unicorn. Professional services and other revenue decreased by $2.1 million, or 31%, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,				Change
	2014		2013
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$75,419	60%	$65,336	59%	$10,083	15%
Europe	30,624	25	27,180	25	3,444	13
Japan	7,902	6	6,497	6	1,405	22
Asia Pacific	10,109	8	10,095	9	14	-
Other	963	1	787	1	176	22
International subtotal	49,598	40	44,559	41	5,039	11
Total	$125,017	100%	$109,895	100%	$15,122	14%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2014, total revenue for North America increased $10.1 million, or 15%, compared to 2013. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. During 2014, total revenue outside of North America increased $5.0 million, or 11%, compared to 2013. The increase in revenue internationally was the result of our increasing focus on marketing our services internationally.

Cost of Revenue

	Year Ended December 31,				Change
	2014		2013
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$38,015	32%	$29,205	28%	$8,810	30%
Professional services and other	5,718	122	7,585	112	(1,867)	(25)
Total	$43,733	35%	$36,790	33%	$6,943	19%

During 2014, cost of subscription and support revenue increased $8.8 million, or 30%, compared to 2013. The increase resulted primarily from an increase in the cost of network hosting services, content delivery network expenses, depreciation expense and employee-related expenses of $2.7 million, $2.4 million, $1.5 million and $650,000, respectively. There was also an increase in amortization of acquired intangible assets and third-party software integrated with our service offering of $934,000 and $270,000, respectively.

During 2014, cost of professional services and other revenue decreased $1.9 million, or 25%, compared to 2013. The decrease resulted primarily from a decrease in contractor expenses of $1.8 million.

Gross Profit

	Year Ended December 31,				Change
	2014		2013
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$82,309	68%	$73,911	72%	$8,398	11%
Professional services and other	(1,025)	(22)	(806)	(12)	(219)	(27))
Total	$81,284	65%	$73,105	67%	$8,179	11%

During 2014, the overall gross profit percentage was 65% compared to 67% during 2013. Subscription and support gross profit increased $8.4 million, or 11%, compared to 2013. Professional services and other gross profit decreased $219,000, or 27%, compared to 2013. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,				Change
	2014		2013
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$28,252	23%	$21,052	19%	$7,200	34%
Sales and marketing	46,014	37	41,000	37	5,014	12
General and administrative	19,136	15	18,478	17	658	4
Merger-related	3,075	2	2,069	2	1,006	49
Total	$96,477	77%	$82,599	75%	$13,878	17%

Research and Development.  During 2014, research and development expense increased by $7.2 million, or 34%, compared to 2013 primarily due to additional employee-related salaries and associated expenses, rent, travel, and contractor expenses of $4.8 million, $467,000, $455,000 and $438,000, respectively. Expenses related to computer maintenance and support and stock-based compensation also increased by $323,000 and $208,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing.  During 2014, sales and marketing expense increased $5.0 million, or 12%, compared to 2013 primarily due to additional employee-related salaries and associated expenses, travel expenses and marketing programs of $2.4 million, $1.2 million and $572,000, respectively. There were also increases in amortization of acquired intangible assets and rent expenses of $447,000 and $235,000, respectively. These increases were offset by a decrease in commission expenses of $469,000. We expect that our sales and marketing expense will continue to increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative.  During 2014, general and administrative expense increased by $658,000, or 4%, compared to 2013 primarily due to an increase in outside accounting and legal fees, contractor expenses, and employee-related salaries and associated expenses of $648,000, $342,000 and $294,000, respectively. These increases were offset by a decrease in depreciation and bad debt expenses of $397,000 and $341,000, respectively. In future periods, we expect general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related.  During 2014, merger-related expenses increased $1.0 million, or 49%, compared 2013 primary due to a $1.3 million increase in costs incurred in connection with closing the acquisition of substantially all of the assets of Unicorn and $1.3 million in costs associated with the retention of certain employees of Unicorn. These costs were partially offset by a decrease in costs associated with the retention of certain employees of Zencoder of $1.6 million.

Other Expense, Net

	Year Ended December 31,				Change
	2014		2013
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$11	—%	$58	—%	$(47)	(81)%
Interest expense	(96)	—	—	—	(96)	nm
Other expense, net	(1,355)	(1)	(594)	(1)	(759)	(128)
Total	$(1,440)	(1)%	$(536)	(1)%	$(902)	(168)%

During 2014, interest income, net, decreased by $47,000 compared to 2013. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The $96,000 of interest expense during 2014 is related to interest paid on capital leases. There was no interest expense in 2013.

The $759,000 increase in other expense, net, during 2014 was primarily due to an increase in foreign currency exchange losses of $768,000 upon collection of foreign denominated accounts receivable.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,				Change
	2014		2013
Provision for (Benefit from) Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$260	—%	$212	—%	$48	23%

During 2014, provision for income taxes increased by $48,000 compared to 2013, and was primarily comprised of income tax expenses related to foreign jurisdictions.

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

During 2013, revenue increased by $21.9 million, or 25%, compared to 2012, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $19.7 million, or 25%, compared to 2012, is partially the result of an 8% increase in the number of premium customers from 1,625 at December 31, 2012 to 1,762 at December 31, 2013. There were also increases in professional services revenue as well as an increase in revenue from existing customers. In 2013, volume revenue grew by $2.3 million, or 28%, compared to 2012. The increase can be attributed to recording a full 12 months of Zencoder volume revenue during 2013 as compared to only a partial year of revenue in the corresponding period of the prior year.

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

During 2013, the overall gross profit percentage was 67% compared to 69% during 2012. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects. The professional services and other gross profit percentage increased from 2012 to 2013 as we continued to build the professional services organization while better leveraging fixed costs with increased customer implementation and customization projects.

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

Research and Development.  During 2013, research and development expense increased by $2.3 million, or 12%, compared to 2012 primarily due to increases in employee-related salaries and stock-based compensation expenses of $1.3 million and $504,000, respectively. Rent and travel expenses also increased by $254,000 and $210,000, respectively.

Sales and Marketing.  During 2013, sales and marketing expense increased $2.3 million, or 6%, compared to 2012 primarily due to increases in employee-related salaries, stock based compensation expense and marketing programs of $636,000, $619,000 and $350,000, respectively. There were also increases in rent and amortization of acquired intangible assets of $621,000 and $417,000, respectively. These increases were offset by a decrease in commission expenses of $547,000.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data
Purchases of property and equipment	$(3,518)	$(3,415)	$(6,299)
Depreciation and amortization	8,587	5,867	4,666
Cash flows provided by (used in) operating activities	1,485	7,318	(1,209)
Cash flows (used in) provided by investing activities	(10,471)	4,266	(45,000)
Cash flows (used in) provided by financing activities	(802)	746	51,109

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2014 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2014 and December 31, 2013, restricted cash was $201,000 and $322,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At December 31, 2014 and December 31, 2013, we had $3.3 million and $7.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 63 days at December 31, 2014, 67 days at December 31, 2013, and 72 days at December 31, 2012.

Cash flows provided by (used in) operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during 2014 was $1.5 million and consisted of $16.9 million of net loss offset in part by non-cash expenses of $6.4 million for stock-based compensation expense and $8.6 million for depreciation and amortization expense. Uses of cash included a decrease in accounts payable and accrued expenses of $2.3 million and $1.9 million, respectively. These outflows were offset in part by decreases in accounts receivable and other assets of $0.4 million and $1.1 million, respectively, and an increase in deferred revenue of $6.1 million. Increases in deferred revenue primarily related to an increase in sales of our subscription and support services to both new and existing customers.

Cash flows (used in) provided by investing activities.

Cash used in investing activities during 2014 was $10.5 million, consisting primarily of $9.1 million used for the acquisition of substantially all of the assets of Unicorn, $3.5 million in capital expenditures to support the Unicorn business following the acquisition and $1.0 million for the capitalization of internal-use software costs. These outflows were offset in part by $3.1 million from the maturities of investments.

Cash flows (used in) provided by financing activities

Cash used in financing activities during 2014 was $802,000, consisting of payments under capital lease obligations of $1.4 million offset in part by proceeds received from the exercise of common stock options of $597,000.

Credit facility borrowings.

On March 30, 2011, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for an asset-based line of credit. Under this loan and security agreement, we could borrow up to the lesser of (i) $8.0 million or (ii) 80% of our eligible accounts receivable. The amounts owed under the loan and security agreement are secured by substantially all of our assets, excluding our intellectual property. Amounts owed under the loan and security agreement were due on March 31, 2013, and interest and related finance charges were payable monthly.

On April 29, 2013, we amended our loan and security agreement with SVB to increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015.

On October 3, 2014, we further amended our loan and security agreement with SVB pursuant to the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the loan and security agreement) available pursuant to the loan and security agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the loan and security agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. Under the Modification Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if we are not able to meet the minimum asset coverage ratio. We had no outstanding borrowings under this line of credit at December 31, 2014. We were in compliance with all covenants under the loan and security agreement as of December 31, 2014.

Net operating loss carryforwards.

As of December 31, 2014, we had federal and state net operating losses of approximately $132.6 million and $63.8 million, respectively, which are available to offset future taxable income, if any, through 2034. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $12.1 million and $7.7 million, respectively. The tax benefits attributable to these net operating losses are credited directly to additional paid-in capital when realized. The Company has not realized any such tax benefits through December 31, 2014. We had research and development tax credits of $4.6 million and $2.8 million, respectively, which expire in various amounts through 2034. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of December 31, 2014 and December 31, 2013.

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

Contractual Obligations and Commitments.

Our principal commitments consist primarily of obligations under our leases for our office space, capital lease arrangements for certain computer equipment and contractual commitments for hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$31,113	$5,998	$9,512	$7,652	$7,951
Capital lease obligations	1,684	1,159	525	-	-
Outstanding purchase obligations	25,071	9,071	16,000	-	-
Total	$57,868	$16,228	$26,037	$7,652	$7,951

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted but not required. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Year Ended December 31,
	2014	2013
Revenues generated in locations outside the United States	44%	45%
Revenues in currencies other than the United States dollar (1)	31%	31%
Expenses in currencies other than the United States dollar (1)	15%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Revenues	Expenses
Euro	12%	2%
British pound	8	6
Japanese yen	6	3
Other	5	4
Total	31%	15%

	Year Ended December 31, 2013
	Revenues	Expenses
Euro	14%	3%
British pound	7	6
Japanese yen	6	3
Other	4	3
Total	31%	15%

As of December 31, 2014 and 2013, we had $6.9 million and $8.0 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.9 million, decreased expenses by $2.1 million and decreased operating income by $1.8 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2014 and 2013.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $22.9 million at December 31, 2014. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $96,000 of interest expense during 2014 related to interest paid on capital leases. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate plus 0.25%, the related interest expense recorded would be subject to changes in the prime rate of interest.

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

Item 8. Financial Statements and Supplementary Data

Brightcove Inc.

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

We have audited the accompanying consolidated balance sheets of Brightcove Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightcove Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightcove Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 5, 2015

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$22,916	$33,047
Short-term investments	—	3,061
Restricted cash	—	121
Accounts receivable, net of allowance of $181 and $461 at December 31, 2014 and 2013, respectively	21,463	21,560
Prepaid expenses	3,127	2,895
Deferred tax asset	109	125
Other current assets	1,215	1,116
Total current assets	48,830	61,925
Property and equipment, net	10,372	8,795
Intangible assets, net	16,898	8,668
Goodwill	50,776	22,018
Restricted cash, net of current portion	201	201
Other assets	507	1,519
Total assets	$127,584	$103,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,618	$3,067
Accrued expenses	11,722	14,528
Capital lease liability	1,159	—
Deferred revenue	29,640	23,571
Total current liabilities	44,139	41,166
Deferred revenue, net of current portion	64	247
Other liabilities	2,618	1,333
Total liabilities	46,821	42,746
Commitments and contingencies (Note 6 )
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,424,554 and 29,034,919 shares issued and outstanding at December 31, 2014 and 2013, respectively	32	29
Additional paid-in capital	214,524	176,928
Accumulated other comprehensive loss	(776)	(453)
Accumulated deficit	(133,017)	(116,124)
Total stockholders’ equity	80,763	60,380
Total liabilities and stockholders’ equity	$127,584	$103,126

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenue: (1)
Subscription and support revenue	$120,324	$103,116	$84,257
Professional services and other revenue	4,693	6,779	3,716
Total revenue	125,017	109,895	87,973
Cost of revenue: (2) (3)
Cost of subscription and support revenue	38,015	29,205	22,553
Cost of professional services and other revenue	5,718	7,585	4,831
Total cost of revenue	43,733	36,790	27,384
Gross profit	81,284	73,105	60,589
Operating expenses: (2) (3)
Research and development	28,252	21,052	18,725
Sales and marketing	46,014	41,000	38,725
General and administrative	19,136	18,478	16,734
Merger-related	3,075	2,069	1,852
Total operating expenses	96,477	82,599	76,036
Loss from operations	(15,193)	(9,494)	(15,447)
Other income (expense):
Interest income	11	58	106
Interest expense	(96)	—	(241)
Other expense, net	(1,355)	(594)	(359)
Total other expense, net	(1,440)	(536)	(494)
Loss before income taxes and non-controlling interest in consolidated subsidiary	(16,633)	(10,030)	(15,941)
Provision for (benefit from) income taxes	260	212	(3,489)
Consolidated net loss	(16,893)	(10,242)	(12,452)
Net income attributable to non-controlling interest in consolidated subsidiary	—	(20)	(734)
Net loss attributable to Brightcove Inc.	(16,893)	(10,262)	(13,186)
Accretion of dividends on redeemable convertible preferred stock	—	—	(733)
Net loss attributable to common stockholders	$(16,893)	$(10,262)	$(13,919)
Net loss per share attributable to common stockholders – basic and diluted	$(0.53)	$(0.36)	$(0.57)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	31,949	28,351	24,626
(1) Includes related party revenue ( Note 9 )	$—	$42	$3,516
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$218	$248	$125
Cost of professional services and other revenue	141	149	116
Research and development	1,399	1,191	687
Sales and marketing	2,193	2,225	1,606
General and administrative	2,436	2,588	3,309
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$1,946	$1,013	$379
Research and development	140	39	15
Sales and marketing	1,114	667	250

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated net loss	$(16,893)	$(10,242)	$(12,452)
Other comprehensive loss:
Foreign currency translation adjustments	(323)	(1,025)	(484)
Comprehensive loss	(17,216)	(11,267)	(12,936)
Net income attributable to non-controlling interest in consolidated subsidiary	-	(20)	(734)
Comprehensive loss attributable to Brightcove Inc.	$(17,216)	$(11,287)	$(13,670)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ (Deficit) Equity Attributable to Brightcove Inc.	Non- Controlling Interest	Total Stock- holders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value

Balance at December 31, 2011	5,375,000	$7,533	6,921,854	$23,291	7,392,163	$76,400	2,315,842	$13,127	5,224,532	$5	$—	$1,056	$(107,254)	$(106,193)	$1,108	$(105,085)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	801,099	1	1,345	—	—	1,346	—	1,346
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	101	—	—	101	—	101
Issuance of common stock pursuant to restricted stock units	—	—	—	—	—	—	—	—	13,009	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of stock warrants	—	—	—	—	—	—	—	—	15,781	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	1	—	32	—	5	—	—	—	—	(39)	(39)	—	(39)
Accretion of cumulative dividends on redeemable convertible preferred stock	—	42	—	133	—	464	—	94	—	—	(677)	—	(56)	(733)	—	(733)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,843	—	—	5,843	—	5,843
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,347	—	—	—	—	—	—	—	—	5,750,000	6	54,470	—	—	54,476	—	54,476
Conversion of redeemable convertible preferred stock into common stock	(5,375,000)	(7,576)	(6,921,854)	(23,425)	(7,392,163)	(76,896)	(2,315,842)	(13,226)	16,150,505	16	106,435	—	14,673	121,124	—	121,124
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	395	—	—	395	—	395
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)	—	(484)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(13,186)	(13,186)	734	(12,452)
Balance at December 31, 2012	—	—	—	—	—	—	—	—	27,954,926	28	167,912	572	(105,862)	62,650	1,842	64,492
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	785,525	1	1,829	—	—	1,830	—	1,830
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	8	—	—	8	—	8
Issuance of common stock pursuant to restricted stock units	—	—	—	—	—	—	—	—	294,468	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,401	—	—	6,401	—	6,401

Brightcove Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) – (continued)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ (Deficit) Equity Attributable to Brightcove Inc.	Non- Controlling Interest	Total Stock- holders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Purchase of non-controlling interest in consolidated subsidiary	—	$—	—	$—	—	$—	—	$—	—	$—	$778	$—	$—	$778	$(1,862)	$(1,084)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,025)	—	(1,025)	—	(1,025)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(10,262)	(10,262)	20	(10,242)
Balance at December 31, 2013	—	—	—	—	—	—	—	—	29,034,919	29	176,928	(453)	(116,124)	$60,380	—	60,380
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	210,735	—	597	—	—	597	—	597
Issuance of common stock pursuant to restricted stock units	—	—	—	—	—	—	—	—	328,353	—	—	—	—	—	—	—
Issuance of common stock upon acquisition	—	—	—	—	—	—	—	—	2,850,547	3	30,612	—	—	30,615	—	30,615
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,387	—	—	6,387	—	6,387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(323)	—	(323)	—	(323)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	(16,893)	(16,893)	—	(16,893)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	32,424,554	$32	$214,524	$(776)	$(133,017)	$80,763	$—	$80,763

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net loss	$(16,893)	$(10,242)	$(12,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,587	5,867	4,666
Stock-based compensation	6,387	6,401	5,843
Deferred income taxes	—	62	(3,600)
Change in fair value of warrants	—	—	(28)
Provision for reserves on accounts receivable	118	449	137
Amortization of premium on investments	1	73	133
Amortization of deferred financing costs	—	—	44
Loss on disposal of equipment	86	43	83
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	409	(3,247)	(4,437)
Prepaid expenses	(543)	(963)	77
Other current assets	344	319	347
Other assets	1,140	(819)	90
Accounts payable	(2,324)	2,117	(1,321)
Accrued expenses	(1,902)	2,473	3,732
Deferred revenue	6,075	4,785	5,477
Net cash provided by (used in) operating activities	1,485	7,318	(1,209)
Investing activities
Cash paid for acquisition, net of cash acquired	(9,100)	—	(27,210)
Purchases of investments	—	—	(14,063)
Maturities of investments	3,060	8,200	2,596
Purchases of property and equipment	(3,518)	(3,415)	(6,299)
Capitalization of internal-use software costs	(1,034)	(500)	(24)
Decrease (increase) in restricted cash	121	(19)	—
Net cash (used in) provided by investing activities	(10,471)	4,266	(45,000)
Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	—	56,763
Proceeds from exercise of stock options	597	1,830	1,346
Purchase of non-controlling interest in consolidated subsidiary	—	(1,084)	—
Payments under term loan	—	—	(7,000)
Payments under capital lease obligation	(1,399)	—	—
Net cash (used in) provided by financing activities	(802)	746	51,109
Effect of exchange rate changes on cash	(343)	(991)	(419)
Net (decrease) increase in cash and cash equivalents	(10,131)	11,339	4,481
Cash and cash equivalents at beginning of year	33,047	21,708	17,227
Cash and cash equivalents at end of year	$22,916	$33,047	$21,708

Brightcove Inc.

Consolidated Statements of Cash Flows – (Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Supplemental disclosure of cash flow information
Cash paid for income taxes	$184	$122	$61
Cash paid for interest	$96	$—	$303
Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$6	$565	$—
Unpaid purchases of property and equipment	$559	$152	$46
Conversion of preferred stock to common stock	$—	$—	$121,124
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	$—	$—	$395
Accretion of Series A, B, C and D redeemable convertible preferred stock issuance costs and dividends	$—	$—	$772
Vesting of restricted stock	$—	$8	$101
Supplemental disclosure of cash flow related to acquisitions
In connection with the acquisitions of Unicorn and Zencoder on January 31, 2014 and on August 14, 2012, respectively, the following transactions occurred:
Fair value of assets acquired	$44,373	$—	$31,183
Liabilities assumed related to acquisition	(4,645)	—	(3,804)
Total purchase price	39,728	—	27,379
Less fair value of common stock issued in connection with acquisition	(30,615)	—	—
Add working capital adjustment receivable	—	—	79
Less cash and cash equivalents acquired	(13)	—	(248)
Cash paid for acquisition, net of cash acquired	$9,100	$—	$27,210

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Brightcove Inc. (the Company) is a leading global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At December 31, 2014, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

Basis of Presentation

 The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and revenue reserves, allowances for doubtful accounts, contingent liabilities, the expensing and capitalization of research and development costs for internal-use software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, the determination of the fair value of stock awards issued, stock-based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. Investments primarily consist of certificates of deposit, commercial paper and corporate debentures. At December 31, 2013, the Company classified its investments as held-to-maturity as it was the Company’s intention to hold such investments until they mature. As such, investments are recorded at amortized cost at December 31, 2013.

Cash and cash equivalents as of December 31, 2014 consist of the following:

	December 31, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,342	$13,342	$13,342
Money market funds	Demand	9,574	9,574	9,574
Total cash and cash equivalents		$22,916	$22,916	$22,916

Cash, cash equivalents and investments as of December 31, 2013 consist of the following:

	December 31, 2013
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,250	$19,250	$19,250
Money market funds	Demand	13,797	13,797	13,797
Total cash and cash equivalents		$33,047	$33,047	$33,047
Certificates of deposit	110 - 163 days	$960	$961	$960
Corporate debentures	23 - 96 days	2,101	2,102	2,101
Total short-term investments		$3,061	$3,063	$3,061

Restricted Cash

At December 31, 2014 and 2013, restricted cash was $201,000 and $322,000, respectively, and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of the Company’s corporate credit cards and the contractual provisions with a customer.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated their fair values at December 31, 2014 and 2013, due to the short-term nature of these instruments. See Note 5 for discussion on the determination of the fair value of the Company’s long-term investments.

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

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Accordingly, the Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum annual level of usage, and provide the rate at which the customer must pay for actual usage above the annual allowable usage. For these services, the Company recognizes the annual fee ratably as revenue each month. Should a customer’s usage of the Company’s services exceed the annual allowable level, revenue is recognized for such excess in the period of the usage. Contracts for volume customers are generally month-to-month arrangements, have a maximum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly allowable usage. The monthly volume subscription and support and usage fees are recognized as revenue during the period in which the related cash is collected.

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

The Company assesses arrangements with multiple deliverables under ASU No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amended the previous multiple-element arrangements accounting guidance. Pursuant to ASU 2009-13, objective and reliable evidence of fair value of the undelivered elements is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

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

The Company has not established VSOE for its offerings due to the lack of pricing consistency, the introduction of new services and other factors. Accordingly, the Company uses its BESP to determine the relative selling price. The Company determines BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, price lists, historical contractually stated prices and prior relationships and future subscription service sales with certain classes of customers.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2014	$461	$118	$(398)	$181
Year ended December 31, 2013	338	449	(326)	461
Year ended December 31, 2012	266	137	(65)	338

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

For the years ended December 31, 2014, 2013 and 2012, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2014 and 2013, no individual customer accounted for more than 10% of net accounts receivable.

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

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $474, $1,065 and $24, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $397, $312 and $542 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2014	2013
Computer equipment	3	$19,815	$14,275
Software	3 - 6	9,245	8,473
Furniture and fixtures	5	1,827	1,721
Leasehold improvements	Shorter of lease term or the estimated useful life	929	737
		31,816	25,206
Less accumulated depreciation and amortization		21,444	16,411
		$10,372	$8,795

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2014, 2013 and 2012 was $5,388, $4,148 and $4,022, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, the Company has not identified any impairment of its long-lived assets.

Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain.

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

Intangible Assets and Goodwill

Intangible assets that have finite lives are amortized over their useful lives based on the pattern of consumption of the economic benefit or, if that pattern cannot be readily determined, on a straight-line basis and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as discussed above.

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2014 and 2013.

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

In accordance with ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2014 and 2013, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2014 and 2013.

Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include redeemable convertible preferred stock in 2012, warrants to purchase redeemable convertible preferred stock in 2012, warrants to purchase common stock and outstanding common stock options, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The Company’s redeemable convertible preferred stock were deemed to be participating securities as defined by ASC 260-10, Earnings Per Share, but were excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.

A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Computation of basic and diluted net loss per share:
Net loss attributable to common stockholders	$(16,893)	$(10,262)	$(13,919)
Weighted-average shares of common stock outstanding	31,949	28,351	24,662
Less: weighted-average number of unvested restricted common shares outstanding	—	—	36
Weighted-average number of common shares used in calculating net loss per common share	31,949	28,351	24,626
Net loss per share applicable to common stockholders	$(0.53)	$(0.36)	$(0.57)

The following potentially dilutive common shares have been excluded from the computation of weighted-average shares outstanding as of December 31, 2014, 2013 and 2012, as their effect would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Redeemable convertible preferred stock	—	—	2,162
Options outstanding	3,805	3,331	3,894
Restricted stock units outstanding	990	1,398	384
Unvested restricted shares	—	—	36
Warrants	28	28	34

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2014 or 2013.

Stock-Based Compensation

At December 31, 2014, the Company had four stock-based compensation plans: the Amended and Restated 2004 Stock Option and Incentive Plan, the 2012 Stock Incentive Plan, the Brightcove Inc. 2012 RSU Inducement Plan, and the Brightcove Inc. 2014 Stock Option Inducement Plan. Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan. On January 8, 2013, in conjunction with the acquisition of the remaining 37% of Brightcove KK, the Brightcove KK Stock Option Plan was terminated. These plans are more fully described in Note 7.

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

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to February 17, 2012, the effective date of the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2014, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 17%, 15% and 14% for the years ended December 31, 2014, 2013 and 2012, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted-average fair value of options granted during the years ended December 31, 2014, 2013 and 2012, was $4.21, $5.34 and $7.74 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.16%	1.80%	1.25%
Expected volatility	52%	54%	57%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

As of December 31, 2014, there was $11,725 of total unrecognized stock-based compensation expense related to unvested employee stock options, restricted stock awards and restricted stock units issued under the Company’s stock-based compensation plans that is expected to be recognized over a weighted-average period of 3.14 years. The total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations was not material.

For the years ended December 31, 2014, 2013 and 2012, total stock-based compensation expense, including expense related to stock-based awards granted under the Brightcove KK Plan, was $6,387, $6,401 and $5,843, respectively.

See Note 7 for a summary of the stock option activity under the Company’s stock-based compensation plans for the year ended December 31, 2014.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $3,515, $3,215 and $3,881 for the years ended December 31, 2014, 2013 and 2012, respectively.

Recent Accounting Pronouncements

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

3. Business Combinations

Unicorn Media, Inc.

On January 31, 2014, pursuant to the Asset Purchase Agreement and Plan of Reorganization (the Purchase Agreement) dated as of January 6, 2014, by and among the Company, Cacti Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, Unicorn Media, Inc. (“Unicorn Media”), Unicorn Media of Arizona, Inc., an Arizona corporation (“Unicorn Arizona Sub”), U Media Limited, a private limited company registered in England and Wales (“Unicorn UK Sub” and, together with Unicorn Media and Unicorn Arizona Sub, “Unicorn”), and the Securityholders’ Representative named therein, the Company completed its acquisition of substantially all of Unicorn’s assets in exchange for common stock of the Company and the assumption by the Company of certain liabilities of Unicorn (the “Acquisition”). The Company issued 2,850,547 unregistered shares of common stock of the Company and paid approximately $9,100 in cash to cover transaction-related expenses of Unicorn, bonus expenses payable by Unicorn, the assumption of Unicorn’s liability to cash out all vested non-qualified stock options and compensatory warrants to purchase the common stock of Unicorn outstanding immediately prior to the closing (including all Unicorn withholding obligations in connection therewith) and certain other liabilities of Unicorn. Based on a $10.74 price per share of the Company’s common stock at the date of closing, the transaction is valued at approximately $39,728. Pursuant to the Purchase Agreement, 1,285,715 shares were placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Unicorn’s representations and warranties, covenants and agreements. The Company recorded revenue from the acquisition of Unicorn of approximately $6,478 in the consolidated statements of operations from the acquisition date through December 31, 2014. It is impracticable for the Company to determine the amount of net loss from the acquisition of Unicorn included in the Company’s consolidated statements of operations from the acquisition date through December 31, 2014 due to operating costs of Unicorn being included in the Company’s historical departments subsequent to the acquisition. The Company acquired substantially all of Unicorn’s assets to enhance and extend the Company’s existing offerings with Unicorn’s cloud video ad insertion technology. The Acquisition did not result in the addition of any reportable segments.

The Acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 — Business Combinations. Accordingly, the results of operations of Unicorn have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Acquisition and using assumptions that the Company’s management believes are reasonable given the information currently available.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

During the year ended December 31, 2014, the Company incurred merger-related costs related to the Acquisition of $2,999. Included in merger-related expenses are costs incurred in connection with closing the Acquisition in addition to costs associated with the retention of certain key employees. In addition to the $39,728 purchase price, pursuant to the Purchase Agreement, approximately $1,600 will be paid to retain certain key employees over periods ranging from one to two years as services are performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as compensation expense in the consolidated statements of operations over the expected service period, and was $1,251 during the year ended December 31, 2014.

All of the assets acquired and the liabilities assumed in the Acquisition have been recognized at their acquisition date fair values, which was finalized at December 31, 2014. The total purchase price for Unicorn has been allocated as follows:

Cash and cash equivalents	$13
Other tangible assets	4,173
Identifiable intangible assets	11,429
Goodwill	28,758
Liabilities assumed	(4,645)
Total estimated purchase price	$39,728

The following are the identifiable intangible assets acquired and their respective estimated useful lives:

	Amount	Useful Life (in years)
Developed technology	$8,149	8
Customer relationships	1,964	7
Non-compete agreements	1,316	3
Total	$11,429

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted-average cost of capital.

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Unicorn’s products and services. The allocation resulted in acquired intangible assets of $11,429.

The acquired intangible assets consisted of developed technology, customer relationships and non-compete agreements and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital.

The Company assumed certain deferred tax assets and liabilities as part of the acquisition. The deferred tax assets relate to the net operating losses and other tax benefits acquired from Unicorn as part of the transaction. The deferred tax liabilities primarily relate to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes. The Company has provided a valuation allowance against the resulting net deferred tax assets from the transaction as management believes it is more likely than not that the Company will not realize the benefits of these deductions.

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

	Year Ended December 31,
	2014	2013
Total revenue	$125,558	$115,612
Net loss	$(15,226)	$(22,624)
Net loss per share – basic and diluted	$(0.47)	$(0.73)

Zencoder

On August 14, 2012, the Company acquired Zencoder, a cloud-based media processing service and HTML5 video player technology provider, for total consideration of approximately $27.4 million. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of Zencoder have been included in the Company’s consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which were finalized at December 31, 2012. The acquisition did not result in the addition of any reportable segments.

4. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2014:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$3,338	$10,885
Customer relationships	12	5,957	935	5,022
Non-Compete agreements	3	1,912	998	914
Tradename	3	368	291	77
Total		$22,460	$5,562	$16,898

Finite-lived intangible assets consist of the following as of December 31, 2013:

Description	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6	$6,074	$1,392	$4,682
Customer relationships	14	3,993	392	3,601
Non-Compete agreements	2	596	410	186
Tradename	3	368	169	199
Total		$11,031	$2,363	$8,668

Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $3,200, $1,719 and $644, respectively.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2015	$3,112
2016	3,035
2017	2,633
2018	2,218
2019	1,584
2020 and thereafter	4,316
Total	$16,898

The following is a rollforward of the Company’s goodwill balance:

Balance as of December 31, 2013	$22,018
Goodwill related to the acquisition of Unicorn Media, Inc.	28,758

Balance as of December 31, 2014	$50,776

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2014 and 2013:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$9,574	$—	$—	$9,574
Restricted cash	—	201	—	201
Total assets	$9,574	$201	$—	$9,775

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$13,797	$—	$—	$13,797
Restricted cash	—	322	—	322
Total assets	$13,797	$322	$—	$14,119

Realized gains and losses from sales of the Company’s investments are included in “Other expense, net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2014 or 2013.

6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through March 2022. Future minimum rental commitments under operating leases at December 31, 2014 are as follows:

Year Ending December 31,	Operating Lease Commitments
2015	$5,998
2016	4,997
2017	4,515
2018	3,879
2019	3,773
2020 and thereafter	7,951
$31,113

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404.

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2014 and 2013, the Company had deferred rent and rent incentives of $1,548 and $1,304, respectively, of which $1,483 and $1,261, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $6,280, $5,328 and $4,197, respectively. Income from sublease rental activity amounted to $0, $0 and $88, respectively, for the years ended December 31, 2014, 2013 and 2012.

Capital Lease Commitments

In connection with the Purchase Agreement, the Company assumed various capital lease arrangements for certain computer equipment for a total obligation of $2,899 as of the closing of the Acquisition. The lease arrangements expire at various dates through May 2017. Future minimum rental commitments under capital leases at December 31, 2014 are as follows:

Year Ending December 31	Capital Lease Commitments
2015	$1,204
2016	464
2017	72
Less – interest on capital leases	56
$1,684

At December 31, 2014, total assets under capital leases were $2,664 and related accumulated amortization was $1,015.

In addition to the operating lease and capital lease commitments discussed above, as of December 31, 2014, the Company had non-cancelable commitments of $9,071 payable in 2015, $8,000 payable in 2016, and $8,000 payable in 2017 primarily for content delivery network and storage services.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

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

On September 10, 2013, a complaint was filed by Cinsay Inc. naming the Company in a patent infringement case (Cinsay Inc. v. Brightcove Inc. and Joyus Inc., United States District Court for the Northern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 8,312,486 with a listed issue date of November 13, 2012, entitled “Interactive Product Placement and Method Therefor” and U.S. Patent No. 8,533,753 with a listed issue date of September 10, 2013, entitled “Interactive Product Placement and Method Therefor.” On October 1, 2013, Cinsay filed an amended complaint against the Company in which it reasserted the allegations of infringement of U.S. Patent No. 8,312,486 and U.S. Patent No. 8,533,753 and added allegations that the Company infringed U.S. Patent No. 8,549,555 with a listed issue date of October 1, 2013, entitled “Interactive Product Placement and Method Therefor.” The amended complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered the amended complaint on November 12, 2013. The Company settled the matter on July 15, 2014 for an amount that is not material and, pursuant to the settlement, all claims against the Company were dismissed with prejudice on August 14, 2014. The Company recorded the impact of the settlement as a charge to operations in the consolidated statements of operations for the year ended December 31, 2014.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2014, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

Beginning on September 18, 2014, the Company suffered a service disruption resulting from a distributed denial-of-service attack at third-party data center facilities used by the Company. By September 20, 2014, the Company had restored the services impacted by the attack. While this matter has resulted in the issuance of service credits by the Company to some customers, and may result in remediation expenses, litigation and other liabilities, this incident did not have a material impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2014.

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

Equity Incentive Plans

At December 31, 2014, the Company had four stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan), the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan), and the Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan). Additionally, during March 2009, Brightcove KK adopted the Brightcove KK Stock Option Plan (the Brightcove KK Plan). As discussed in Note 2, on January 8, 2013, in conjunction with the acquisition of the remaining 37% of Brightcove KK, the Brightcove KK Plan was terminated. The Brightcove KK Plan provided for the issuance of stock options to employees, officers, directors, and advisors of Brightcove KK and to employees of the Company. Stock options granted under the Brightcove KK Plan were not exchangeable for either options or shares of the Company.

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

In 2012, the Board and stockholders adopted the 2012 Plan, which became effective on February 16, 2012. The 2012 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to the Company’s officers, employees, non-employee directors and certain other key persons of the Company as are selected by the Board or the compensation committee thereof. In connection with the approval of the 2012 Plan, the Company reserved 1,700,000 shares of common stock for issuance under the 2012 Plan, and 124,703 shares were transferred from the 2004 Plan. The number of shares reserved and available for issuance under the 2012 Plan automatically increases each January 1, beginning in 2013, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee subject to an overall overhang limit of 30%. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At December 31, 2014, 1,215,170 shares were available for issuance under all stock-based compensation plans.

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

In 2014, the Company adopted the 2014 Stock Inducement Plan and made awards of options pursuant to the 2014 Stock Inducement Plan to 61 new employees in connection with the Purchase Agreement. The awards of options cover an aggregate of 578,350 shares of the Company’s common stock in the form of options to purchase shares of the Company’s common stock as an inducement to the employees entering into employment with the Company in connection with the Purchase Agreement.

The following is a summary of the stock option activity for all stock options plans (excluding the Brightcove KK Plan) during the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2013	3,060,583	$6.76
Granted	2,080,148	$8.07
Exercised	(210,735)	$2.84		$1,499
Canceled	(852,922)	$9.67
Outstanding at December 31, 2014	4,077,074	$7.02	6.98	$8,259

Exercisable at December 31, 2014	2,001,911	$5.50	5.14	$6,630

Vested and expected to vest at December 31, 2014 (1)	3,518,464	$6.85	6.68	$7,745

(1)	This represents the number of vested options as of December 31, 2014 plus the number of unvested options expected to vest as of December 31, 2014, based on the unvested options outstanding at December 31, 2014 and adjusted for the estimated forfeiture rate.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2014 of $7.78 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2013 and 2012 was $7,104 and $8,594, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the RSU activity during the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2013	1,177,716	$10.26
Granted	346,000	6.05
Vested and issued	(328,353)	8.01
Canceled	(279,905)	9.89
Unvested by December 31, 2014	915,458	$8.61

During the year ended December 31, 2010, the Company granted 156,292 shares of restricted common stock to an employee under the 2004 Plan. Under the terms of the agreement, the Company had a repurchase provision whereby the Company had the right to repurchase any unvested shares when/if the employee terminates, at a price equal to the original exercise price. Accordingly, the Company recorded the payment received for the purchase of the restricted shares as a liability at the time of purchase and subsequently, reclassified such amounts to additional paid-in capital upon vesting of the award. During the years ended December 31, 2013 and 2012, the Company reclassified $8 and $101, respectively, of this amount to additional paid-in capital upon vesting of a portion of this award. The award was fully vested as of December 31, 2014. The Company did not grant any shares of restricted common stock during the years ended December 31, 2014 or 2013.

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

During 2012, 18,685 shares exercisable under the warrants were exercised pursuant to a net exercise provision, which resulted in the issuance of 15,781 common shares. There have been no additional exercises through December 31, 2014. For the year ended December 31, 2012, the Company recorded other expense of $28 in the accompanying consolidated statements of operations, related to the increase in the fair value of the warrants, which was determined utilizing the Black-Scholes option-pricing model.

Common Stock Reserved for Future Issuance

At December 31, 2014, the Company has reserved the following shares of common stock for future issuance:

December 31, 2014
Common stock options outstanding	4,077,074
Restricted stock unit awards outstanding	915,458
Shares available for issuance under all stock-based compensation plans	1,215,170
Common Stock warrants	28,028
Total shares of authorized common stock reserved for future issuance	6,235,730

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

On January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. The purchase price of the remaining equity interest was approximately $1.1 million and was funded by cash on hand. The Company continues to consolidate Brightcove KK for financial reporting purposes, however, commencing on January 8, 2013, the Company no longer records a non-controlling interest in the consolidated financial statements. The purchase was accounted for as an equity transaction in accordance with ASC 810, Consolidation. Accordingly, the non-controlling interest in the consolidated subsidiary on the accompanying consolidated balance sheet was reduced to zero on the transaction date to reflect the Company’s increased ownership percentage, with the excess of the non-controlling interest balance on the date of the acquisition over the $1.1 million purchase price recorded as additional paid-in capital.

Non-controlling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in non-controlling interest for the year ended December 31, 2013:

Year Ended December 31, 2013
Balance at beginning of period	$1,842
Net income attributable to non-controlling interest in consolidated subsidiary	20
Purchase of non-controlling interest in consolidated subsidiary	(1,862)
Balance at end of period	$—

9. Related Party Transactions

Two of the former non-controlling interest holders in Brightcove KK, J-Stream and Dentsu, acted as product distributors for the Company in Japan. As disclosed in Note 2 to the consolidated financial statements, on January 8, 2013, the Company acquired the remaining 37% interest in Brightcove KK and, as a result, Brightcove KK is now 100% owned by the Company. As such, J-Stream and Dentsu are not considered related parties effective January 8, 2013.

At December 31, 2014 and 2013, the Company had no outstanding accounts receivable from related parties.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded revenue from related parties of:

	Year Ended December 31,
	2014	2013 (1)	2012
J-Stream	$-	$36	$3,240
Dentsu	-	6	276
Total related party revenue	$-	$42	$3,516

The Company believes that all related party transactions have been negotiated at arm’s length.

(1)	Represents related party revenue for the period from January 1, 2013 through January 7, 2013, which is the period prior to the Company’s acquisition of the remaining 37% interest in Brightcove KK on January 8, 2013.

10. Income Taxes

Income (loss) before the provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(17,492)	$(10,740)	$(18,139)
Foreign	859	710	2,198
Total	$(16,633)	$(10,030)	$(15,941)

The provision for (benefit from) income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current provision:
Federal	$—	$—	$—
State	41	22	16
Foreign	219	128	95
Total current	260	150	111
Deferred (benefit):
Federal	—	—	(2,937)
State	—	—	(470)
Foreign	—	62	(193)
Total deferred	—	62	(3,600)
Total provision (benefit)	$260	$212	$(3,489)

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes	(2.0)	(3.3)	(3.4)
Change in tax rate	(1.6)	5.0	0.4
Permanent differences	16.2	(11.7)	9.6
Foreign rate differential	(0.4)	(0.4)	0.3
Research and development credits	(7.9)	(9.5)	—
Change in valuation allowance	31.2	56.0	5.2
Other, net	0.1	—	—
Effective tax rate	1.6%	2.1%	(21.9)%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2014 and 2013 is as follows:

	As of December 31,
	2014	2013
Net operating loss carry-forwards	$42,633	$30,763
Tax credit carry-forwards	6,482	5,211
Stock-based compensation	2,608	3,502
Intangible assets	(6,600)	(3,469)
Fixed assets	246	85
Account receivable reserves	970	966
Accrued compensation	1,463	53
Capitalized research and development costs	—	47
Capitalized start-up costs	420	481
Other temporary differences	(334)	1,121
Deferred tax assets	47,888	38,760
Valuation allowance	(47,779)	(38,635)
Net deferred tax assets	$109	$125

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (NOL) and tax credit carry-forwards. In assessing the ability to realize the net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Upon the closing of the Zencoder acquisition, the Company assumed $3.4 million of net deferred tax liabilities which created a future source of taxable income for which the Company’s net deferred tax assets can be realized and as a result the Company reduced the valuation allowance by approximately $3.4 million during the year ended December 31, 2012. The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2014 and 2013, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2013 to 2014 principally relates to the current year taxable loss.

The Company has historically provided a valuation allowance against its net deferred tax assets in Japan. Based upon the level of historical income in Japan and future projections, the Company determined in the fourth quarter of 2012 that it was probable it will realize the benefits of its future deductible differences. As such, the Company released the valuation allowance related to the remaining deferred tax assets in Japan and recorded a $193 income tax benefit in the consolidated statement of operations for the year ended December 31, 2012. In 2014 a portion of the Company’s profits in Japan were offset by losses in Japan. Accordingly, the Company’s deferred tax asset in Japan decreased in 2014.

As of December 31, 2014, the Company had federal and state net operating losses of approximately $132.6 million and $63.8 million, respectively, which are available to offset future taxable income, if any, through 2034. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $12.1 million and $7.7 million, respectively. The tax benefits attributable to these net operating losses are credited directly to additional paid-in capital when realized. The Company also had federal and state research and development tax credits of $4.6 million and $2.8 million, respectively, which expire in various amounts through 2034. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. Through June 30, 2014, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2014 and 2013, the Company had no recorded liabilities for uncertain tax positions.

At December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

11. Debt

On March 31, 2011, the Company entered into a loan and security agreement with a lender (the “Loan Agreement”) providing for up to an $8.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to the lesser of (i) $8.0 million or (ii) 80% of the Company’s eligible accounts receivable. Borrowing availability under the Line of Credit changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. The Company has the ability to obtain letters of credit. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus 1.5%. Advances under the Line of Credit were due on March 31, 2013, and interest and related finance charges are payable monthly. On April 29, 2013, the Company amended the Line of Credit to increase the aggregate amount of borrowings that may be outstanding under the Company’s asset-based line of credit from $8.0 million to $10.0 million and to extend the maturity date to March 30, 2015. At December 31, 2014 and 2013, the Company had no amounts outstanding under the Line of Credit.

On October 3, 2014, the Company amended the Line of Credit and entered into the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under the Company’s Line of Credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the Loan Agreement) available pursuant to the Loan Agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the Loan Agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. At December 31, 2014 and 2013, the Company had no amounts outstanding under the Line of Credit.

Under the Modification Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if the Company is not able to meet the minimum asset coverage ratio. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. In addition, the Line of Credit is secured by substantially all of our assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with all covenants under the Line of Credit as of December 31, 2014.

12. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
Accrued payroll and related benefits	$5,479	$7,607
Accrued sales and other taxes	1,766	1,367
Accrued professional fees and outside contractors	1,093	1,564
Accrued content delivery	2,232	2,313
Accrued other liabilities	1,152	1,677
Total	$11,722	$14,528

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2014	2013	2012
Revenue:
North America	$75,419	$65,336	$55,836
Europe	30,624	27,180	20,314
Japan	7,902	6,497	5,949
Asia Pacific	10,109	10,095	5,174
Other	963	787	700
Total revenue	$125,017	$109,895	$87,973

North America is comprised of revenue from the United States, Canada and Mexico. During the years ended December 31, 2014, 2013 and 2012, revenue from customers located in the United States was $69,778, $60,195 and $51,695, respectively. During the years ended December 31, 2014, 2013 and 2012, no other country contributed more than 10% of the Company’s total revenue.

As of December 31, 2014 and 2013, property and equipment at locations outside the United States was not material.

14. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. As of December 31, 2014, the Company has made $199,000 in contributions to the plan.

15. Quarterly Financial Data (unaudited)

	For the three months ended:
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Revenue	$31,382	$31,527	31,003	$31,105	$29,746	$28,527	26,901	$24,721
Gross profit	20,159	20,708	20,579	19,838	19,790	19,279	17,729	16,307
Loss from operations	(3,448)	(3,110)	(3,977)	(4,658)	(1,003)	(1,317)	(3,302)	(3,872)
Net loss attributable to Brightcove Inc.	(3,924)	(3,805)	(4,327)	(4,837)	(1,243)	(1,268)	(3,522)	(4,229)
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.13)	$(0.16)	$(0.04)	$(0.04)	$(0.12)	$(0.15)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2014 the internal control over financial reporting of Unicorn Media, Inc. (Unicorn Media), Unicorn Media of Arizona, Inc., an Arizona corporation (Unicorn Arizona Sub), U Media Limited, a private limited company registered in England and Wales (Unicorn UK Sub and, together with Unicorn Media and Unicorn Arizona Sub, Unicorn). The Company acquired substantially all of the assets of Unicorn and certain of its subsidiaries on January 31, 2014.  This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition. Unicorn represented 2% of total assets and 5% of total revenue as of and for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Brightcove Inc.

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Brightcove Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Unicorn Media, Inc. (Unicorn Media), Unicorn Media of Arizona, Inc., an Arizona corporation (Unicorn Arizona Sub), U Media Limited, a private limited company registered in England and Wales (Unicorn UK Sub and, together with Unicorn Media and Unicorn Arizona Sub, Unicorn), which is included in the 2014 consolidated financial statements of Brightcove Inc. and constituted 2% of total assets as of December 31, 2014 and 5% of revenues for the year then ended. Our audit of internal control over financial reporting of Brightcove Inc. also did not include an evaluation of the internal control over financial reporting of Unicorn.

In our opinion, Brightcove Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of Brightcove Inc. and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 5, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

David Mendels
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Kevin R. Rhodes and Andrew Feinberg, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Mendels	Chief Executive Officer and Director	March 5, 2015
David Mendels	(Principal Executive Officer)

/s/ Kevin R. Rhodes	Chief Financial Officer	March 5, 2015
Kevin R. Rhodes	(Principal Financial Officer)

/s/ Christopher Stagno	Chief Accounting Officer	March 5, 2015
Christopher Stagno	(Principal Accounting Officer)

/s/ Jeremy Allaire	Chairman of the Board of Directors	March 5, 2015
Jeremy Allaire

/s/ Deborah Besemer	Director	March 5, 2015
Deborah Besemer

/s/ Gary Haroian	Director	March 5, 2015
Gary Haroian

/s/ Derek Harrar	Director	March 5, 2015
Derek Harrar

/s/ Chet Kapoor	Director	March 5, 2015
Chet Kapoor

/s/ Scott Kurnit	Director	March 5, 2015
Scott Kurnit

/s/ David Orfao	Director	March 5, 2015
David Orfao

EXHIBIT INDEX

Exhibits
2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.
2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.
3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.
3.2* (4)	Amended and Restated By-Laws.
4.1* (5)	Form of Common Stock certificate of the Registrant.
4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.
4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to GE Capital CFE, Inc.
4.4* (8)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.
4.5* (9)	Brightcove Inc. RSU Inducement Plan.
4.6* (10)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.
10.1* (11)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.
10.2†* (12)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.
10.3†* (13)	2012 Stock Incentive Plan of the Registrant.
10.4†* (14)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.
10.5† (15)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.6* (16)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.
10.7* (17)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.
10.8* (18)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.
10.9* (19)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.
10.10* (20)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.
10.11†* (21)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.
10.12†* (22)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.
10.13†* (23)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.
10.14†* (24)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.
10.15†* (25)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.
10.16* (26)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire
10.17†* (27)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.
10.18†* (28)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.
10.19†* (29)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.
10.20†* (30)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.
10.21†* (31)	Non-Employee Director Compensation Policy.
10.22†* (32)	Senior Executive Incentive Bonus Plan.
10.23†* (33)	Form of Restricted Stock Award Agreement under the 2012 Stock Incentive Plan.

Exhibits
10.24†* (34)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.25†* (35)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
10.26* (36)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on signature page).
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.

(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2014.

(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(7)	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(9)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.

(10)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.

(11)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(12)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(13)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(14)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(15)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(16)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(17)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(18)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.

(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2014.

(21)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(22)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(23)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(24)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(25)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.

(26)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.

(27)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.

(28)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.

(29)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.

(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014.

(31)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(32)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(33)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(34)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(35)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(36)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

*	Incorporated herein by reference.

**	Filed herewith.

•	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

