Form 10-Q
period 2015-03-31
BRIGHTCOVE INC
filed 2015-05-01
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of April 27, 2015 there were 32,527,262 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$21,907	$22,916
Accounts receivable, net of allowance of $152 and $181 at March 31, 2015 and December 31, 2014, respectively	19,403	21,463
Prepaid expenses and other current assets	5,488	4,342
Deferred tax asset	19	109
Total current assets	46,817	48,830
Property and equipment, net	9,701	10,372
Intangible assets, net	16,108	16,898
Goodwill	50,776	50,776
Restricted cash, net of current portion	201	201
Other assets	735	507
Total assets	$124,338	$127,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,354	$1,618
Accrued expenses	10,285	11,722
Capital lease liability	1,021	1,159
Deferred revenue	28,999	29,640
Total current liabilities	42,659	44,139
Deferred revenue, net of current portion	157	64
Other liabilities	2,145	2,618
Total liabilities	44,961	46,821
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,527,262 and 32,424,554 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	216,023	214,524
Accumulated other comprehensive loss	(831)	(776)
Accumulated deficit	(135,848)	(133,017)
Total stockholders’ equity	79,377	80,763
Total liabilities and stockholders’ equity	$124,338	$127,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$31,811	$29,375
Professional services and other revenue	1,074	1,730
Total revenue	32,885	31,105
Cost of revenue: (1) (2)
Cost of subscription and support revenue	10,346	9,520
Cost of professional services and other revenue	1,246	1,747
Total cost of revenue	11,592	11,267
Gross profit	21,293	19,838
Operating expenses: (1) (2)
Research and development	7,820	6,569
Sales and marketing	10,839	11,346
General and administrative	5,161	4,714
Merger-related	14	1,867
Total operating expenses	23,834	24,496
Loss from operations	(2,541)	(4,658)
Other expense, net	(224)	(112)
Loss before income taxes	(2,765)	(4,770)
Provision for income taxes	66	67
Net loss	$(2,831)	$(4,837)

Net loss per share - basic and diluted	$(0.09)	$(0.16)

Weighted-average number of common shares used in computing net loss per share– basic and diluted	32,495,685	31,037,732

(1) Stock-based compensation included in above line items:

Cost of subscription and support revenue	$20	$60
Cost of professional services and other revenue	33	52
Research and development	434	396
Sales and marketing	458	633
General and administrative	508	609
(2) Amortization of acquired intangible assets included in above line items:

Cost of subscription and support revenue	$507	$423
Research and development	32	31
Sales and marketing	251	265

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(2,831)	$(4,837)
Other comprehensive loss:
Foreign currency translation adjustments	55	115
Comprehensive loss	$(2,776)	$(4,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(2,831)	$(4,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,429	1,826
Stock-based compensation	1,453	1,750
Provision for reserves on accounts receivable	76	23
Amortization of premium on investments	—	1
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,993	(40)
Prepaid expenses and other current assets	(534)	(1,602)
Other assets	(226)	861
Accounts payable	789	(1,769)
Accrued expenses	(2,540)	(4,095)
Deferred revenue	(563)	2,948
Net cash provided by (used in) operating activities	46	(4,934)
Investing activities
Cash paid for acquisition, net of cash acquired	—	(9,100)
Maturities of investments	—	1,400
Purchases of property and equipment	(581)	(206)
Capitalized internal-use software costs	(157)	(571)
Decrease in restricted cash	—	113
Net cash used in investing activities	(738)	(8,364)
Financing activities
Proceeds from exercise of stock options	46	117
Payments under capital lease obligation	(319)	(222)
Net cash used in financing activities	(273)	(105)
Effect of exchange rate changes on cash	(44)	120
Net decrease in cash and cash equivalents	(1,009)	(13,283)
Cash and cash equivalents at beginning of period	22,916	33,047
Cash and cash equivalents at end of period	$21,907	$19,764

Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$—	$30,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows – (continued)

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Supplemental disclosure of cash flow related to acquisition
In connection with the acquisition of Unicorn Media, Inc. on January 31, 2014, the following transactions occurred:
Fair value of assets acquired	$—	$44,373
Liabilities assumed related to acquisition	—	(4,645)
Total purchase price	—	39,728
Less fair value of common stock issued in connection with acquisition	—	(30,615)
Less cash and cash equivalents acquired	—	(13)

Cash paid for acquisition, net of cash acquired	$—	$9,100

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2015, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2015 and 2014. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

2. Concentration of Credit Risk

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

At March 31, 2015 and December 31, 2014, no individual customer accounted for 10% or more of net accounts receivable. For the three months ended March 31, 2015 and 2014, no individual customer accounted for 10% or more of total revenue.

3. Concentration of Other Risks

The Company is dependent on certain content delivery network providers who provide digital media delivery functionality enabling the Company’s on-demand application service to function as intended for the Company’s customers and ultimate end-users. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

4. Cash and Cash Equivalents and Investments

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

Cash and cash equivalents as of March 31, 2015 consist of the following:

	March 31, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$12,333	$12,333	$12,333
Money market funds	Demand	9,574	9,574	9,574
Total cash and cash equivalents		$21,907	$21,907	$21,907

Cash and cash equivalents as of December 31, 2014 consist of the following:

	December 31, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,342	$13,342	$13,342
Money market funds	Demand	9,574	9,574	9,574
Total cash and cash equivalents		$22,916	$22,916	$22,916

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Options outstanding	3,086	3,491
Restricted stock units outstanding	1,178	1,083
Warrants	28	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,574	$-	$-	$9,574
Restricted cash	-	201	-	201
Total assets	$9,574	$201	$-	$9,775

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,574	$-	$-	$9,574
Restricted cash	-	201	-	201
Total assets	$9,574	$201	$-	$9,775

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected life in years	6.3	6.2
Risk-free interest rate	1.82%	2.17%
Volatility	49%	54%
Dividend yield	—	—
Weighted-average fair value of stock options granted	$3.99	$5.54

The Company recorded stock-based compensation expense of $1,453 and $1,750 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $10,747of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 3.04 years. The following is a summary of the status of the Company’s stock options as of March 31, 2015 and the stock option activity during the three months ended March 31, 2015.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	4,077,074	$0.31 - 16.88	$7.02
Granted	239,900	8.13	8.13
Exercised	(31,050)	0.31 – 7.21	1.48		$187
Canceled	(185,049)	5.97 - 16.88	9.56
Outstanding at March 31, 2015	4,100,875	$0.31 - 16.88	$7.01	7.07	$7,115
Exercisable at March 31, 2015	2,099,127	$0.31 - 16.88	$5.83	5.16	$5,991
Vested or expected to vest at March 31, 2015 (2)	3,537,783	$0.31 - 16.88	$6.86	6.73	$6,778

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2015 of $7.33 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of March 31, 2015 plus the number of unvested options expected to vest as of March 31, 2015 based on the unvested options outstanding at March 31, 2015 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2014	915,458	$8.61
Granted	94,750	8.13
Vested and issued	(71,658)	7.37
Canceled	(9,916)	9.00
Unvested by March 31, 2015	928,634	$8.53

8. Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $66 and $67, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2015 and December 31, 2014. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Purchase Obligations

As of March 31, 2015, the Company had obligations to purchase computer equipment and support of $2,188, which are not reflected on the Company’s balance sheet.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2015, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

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

On October 3, 2014, the Company amended the Line of Credit and entered into the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under the Company’s Line of Credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the Loan Agreement) available pursuant to the Loan Agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the Loan Agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. At March 31, 2015 and December 31, 2014, the Company had no amounts outstanding under the Line of Credit.

Under the Modification Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if the Company is not able to meet the minimum asset coverage ratio. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. In addition, the Line of Credit is secured by substantially all of the Company’s assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2015.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
North America	$20,448	$18,014
Europe	6,731	8,627
Japan	2,059	1,921
Asia Pacific	3,201	2,333
Other	446	210
Total revenue	$32,885	$31,105

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended March 31, 2015 and 2014, revenue from customers located in the United States was $19,007 and $16,418, respectively. During the three months ended March 31, 2015 and 2014, no international country contributed more than 10% of the Company’s total revenue.

As of March 31, 2015 and December 31, 2014, property and equipment at locations outside the U.S. was not material.

12. Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2017. In April 2015, the FASB proposed to delay the implementation of this standard by one year, which would make the standard effective for public entities for annual and interim periods beginning after December 15, 2017. If the proposal is approved, the standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures. Early adoption is not permitted under GAAP.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15, but the adoption is not expected to have a material effect on our consolidated financial statements or disclosures.

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect adoption of this guidance will have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. The standard is effective for the Company on January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements, but does not expect the adoption of this standard to have any impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our philosophy for the next few years will continue to be to invest in our product strategy and development, sales, and go-to-market to support our long-term revenue growth and profitability. We believe these investments will help us address some of the challenges facing our business such as demand for our products by existing and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, the innovation of new features for existing products and the development of new products. We believe this strategy will help us retain our existing customers, increase our average annual subscription revenue per premium customer and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

As of March 31, 2015, we had 410 employees and 5,578 customers, of which 3,714 used our volume offerings and 1,864 used our premium offerings. As of March 31, 2014, we had 411 employees and 6,126 customers, of which 4,303 used our volume offerings and 1,823 used our premium offerings. During 2013, we decided to prioritize our premium product editions over our volume product editions. Our premium product editions have higher prices, the customers of our premium product editions use more of our solutions, and we believe that our premium customers represent a greater opportunity for our solutions.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $31.1 million in the three months ended March 31, 2014 to $32.9 million in the three months ended March 31, 2015, primarily as a result of continued adoption of Video Cloud across our customer base. Our consolidated net loss was $2.8 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively. Included in consolidated net loss for the three months ended March 31, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $790,000, respectively. Included in consolidated net loss for the three months ended March 31, 2014 was stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $719,000, respectively.

For the three months ended March 31, 2015 and 2014, our revenue derived from customers located outside North America was 38% and 42%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers on annual contracts, our Once customers, our Gallery customers, our Perform customers and our Video Marketing Suite customers. Our volume offerings include our Video Cloud Express customers, and our Zencoder customers on month-to-month contracts, pay-as-you-go contracts, or contracts for a period of less than one year.

As of March 31, 2015, we had 5,578 customers, of which 3,714 used our volume offerings and 1,864 used our premium offerings. As of March 31, 2014, we had 6,126 customers, of which 4,303 used our volume offerings and 1,823 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to growing our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during the three months ended March 31, 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease during the remainder of 2015 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the three months ended March 31, 2015 and 2014, the recurring dollar retention rate was 91% and 88%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2015	2014
Customers (at period end)
Volume	3,714	4,303
Premium	1,864	1,823

Total customers (at period end)	5,578	6,126

Recurring dollar retention rate	91%	88%
Average annual subscription revenue per premium customer (in thousands)	$63.1	$60.0

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one-year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We are discontinuing the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

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

Perform is offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which include a subscription to Perform, basic support and a pre-determined amount of video streams. We also offer gold support to our Perform customers for an additional fee, which includes extended phone support. The pricing for Perform is based on the number of users, accounts and usage, which is comprised of video streams. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

Video Marketing Suite is offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which include a subscription to Video Cloud, the Video Cloud Live Module, Gallery, basic support and a pre-determined amount of video streams or plays, bandwidth and managed content. We also offer gold support to our Video Marketing Suite customers for an additional fee, which includes extended phone support. The pricing for Video Marketing Suite is based on the number of users, accounts and usage, which is comprised of video streams or plays, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

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

Cost of revenue increased in absolute dollars from the first three months of 2014 to the first three months of 2015. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related.  Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.5 million is required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services are to be performed varies by employee. Additionally, approximately $2.5 million was required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services were performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, loss on disposal of equipment and changes in the fair value of the warrants issued in connection with a line of credit.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at March 31, 2015, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2015 and 2014, we recorded $1.5 million and $1.8 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2015 and 2014, 42% and 47%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 28% and 34%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, business combinations, intangible assets, goodwill and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2014.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission on March 5, 2015.

We believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue:
Subscription and support revenue	$31,811	$29,375
Professional services and other revenue	1,074	1,730

Total revenue	32,885	31,105
Cost of revenue: (1) (2)
Cost of subscription and support revenue	10,346	9,520
Cost of professional services and other revenue	1,246	1,747

Total cost of revenue	11,592	11,267

Gross profit	21,293	19,838
Operating expenses: (1) (2)
Research and development	7,820	6,569
Sales and marketing	10,839	11,346
General and administrative	5,161	4,714
Merger-related	14	1,867

Total operating expenses	23,834	24,496

Loss from operations	(2,541)	(4,658)
Other expense, net	(224)	(112)

Loss before income taxes	(2,765)	(4,770)
Provision for income taxes	66	67

Net loss	$(2,831)	$(4,837)

Net loss per share - basic and diluted	$(0.09)	$(0.16)

Weighted-average number of common shares used in computing net loss per share	32,495,685	31,037,732

Overview of Results of Operations for the Three Months Ended March 31, 2015 and 2014

Total revenue increased by 6%, or $1.8 million, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in subscription and support revenue of 8%, or $2.4 million, offset partially by a decrease in professional services and other revenue of 38%, or $656,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,864 as of March 31, 2015, an increase of 2% from 1,823 customers as of March 31, 2014, as well as an increase of 5% in the average annual subscription revenue per premium customer from $60,000 during the three months ended December 31, 2014 to $63,000 during the three months ended March 31, 2015. These increases are offset by an $800,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2014. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.5 million, or 7%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $2.5 million in the three months ended March 31, 2015 compared to $4.7 million in the three months ended March 31, 2014. Loss from operations in the three months ended March 31, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $790,000, respectively. Loss from operations in the three months ended March 31, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.8 million, $719,000 and $1.9 million, respectively. Over time, we expect to reduce our loss from operations by increasing sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2015, we had $21.9 million of unrestricted cash and cash equivalents, a decrease of $1.0 million from $22.9 million at December 31, 2014, due primarily to $581,000 in capital expenditures and $319,000 in payments under capital lease obligations.

Revenue

	Three Months Ended March 31,
	2015		2014		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$30,465	93%	$28,597	92%	$1,868	7%
Volume	2,420	7	2,508	8	(88)	(4)
Total	$32,885	100%	$31,105	100%	$1,780	6%

During the three months ended March 31, 2015, revenue increased by $1.8 million, or 6%, compared to the three months ended March 31, 2014, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $1.9 million, or 7%, is partially the result of a 2% increase in the number of premium customers from 1,823 at March 31, 2014 to 1,864 at March 31, 2015 and a 5% increase in the average annual subscription revenue per premium customer during the three months ended March 31, 2015. These increases are offset by an $800,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2014. In the three months ended March 31, 2015, volume revenue decreased by $88,000, or 4%, compared to the three months ended March 31, 2014, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Three Months Ended March 31,
	2015		2014		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$31,811	97%	$29,375	94%	$2,436	8%
Professional services and other	1,074	3	1,730	6	(656)	(38)
Total	$32,885	100%	$31,105	100%	$1,780	6%

In the three months ended March 31, 2015, subscription and support revenue increased by $2.4 million, or 8%, compared to the three months ended March 31, 2014. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 5% increase in the average annual subscription revenue per premium customer. These increases are offset by an $800,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2014. Professional services and other revenue decreased by 38%, or $656,000, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2015		2014		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$20,448	62%	$18,014	58%	$2,434	14%
Europe	6,731	21	8,627	28	(1,896)	(22)
Japan	2,059	6	1,921	6	138	7
Asia Pacific	3,201	10	2,333	7	868	37
Other	446	1	210	1	236	112
International subtotal	12,437	38	13,091	42	(654)	(5)
Total	$32,885	100%	$31,105	100%	$1,780	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2015, total revenue for North America increased $2.4 million, or 14%, compared to the three months ended March 31, 2014. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended March 31, 2015, total revenue outside of North America decreased $654,000, or 5%, compared to the three months ended March 31, 2014. The decrease in revenue from International regions is primarily related to a reduction in revenue for Europe due to the loss of a significant customer in that region who migrated off of our services during the three months ended September 30, 2014 as well as an $800,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2014. These decreases were offset by an increase in subscription and support revenue from our premium offerings.

Cost of Revenue

	Three Months Ended March 31,
	2015		2014		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$10,346	33%	$9,520	32%	$826	9%
Professional services and other	1,246	116	1,747	101	(501)	(29)
Total	$11,592	35%	$11,267	36%	$325	3%

In the three months ended March 31, 2015, cost of subscription and support revenue increased $826,000, or 9%, compared to the three months ended March 31, 2014. The increase resulted primarily from an increase in depreciation expense, employee-related expenses, network hosting services and third-party software integrated with our service offering of $295,000, $211,000, $187,000 and $125,000, respectively. These increases were offset by a decrease in content delivery network expenses of $280,000.

In the three months ended March 31, 2015, cost of professional services and other revenue decreased $501,000, or 29%, compared to the three months ended March 31, 2014. The decrease resulted primarily from a decrease in contractor and employee-related expenses of $378,000 and $136,000, respectively.

Gross Profit

	Three Months Ended March 31,
	2015		2014		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$21,465	67%	$19,855	68%	$1,610	8%
Professional services and other	(172)	(16)	(17)	(1)	(155)	nm
Total	$21,293	65%	$19,838	64%	$1,455	7%

nm - not meaningful

The overall gross profit percentage was 65% and 64% for the three months ended March 31, 2015 and 2014, respectively. Subscription and support gross profit increased $1.6 million, or 8%, compared to the three months ended March 31, 2014. Professional services and other gross profit decreased $155,000 compared to the three months ended March 31, 2014. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2015		2014		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,820	24%	$6,569	21%	$1,251	19%
Sales and marketing	10,839	33	11,346	37	(507)	(4)
General and administrative	5,161	16	4,714	15	447	9
Merger-related	14	-	1,867	6	(1,853)	(99)
Total	$23,834	73%	$24,496	79%	$(662)	(3)%

Research and Development.    In the three months ended March 31, 2015, research and development expense increased by $1.3 million, or 19%, compared to the three months ended March 31, 2014 primarily due to increases in employee-related rent, travel and contractor expenses of $805,000, $219,000, $107,000 and $101,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended March 31, 2015, sales and marketing expense decreased by $507,000, or 4%, compared to the three months ended March 31, 2014 primarily due to decreases in employee-related expenses, marketing programs and stock-based compensation expense of $329,000, $298,000 and $175,000, respectively. These decreases were offset by an increase in contractor expenses and travel expenses of $132,000 and $114,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended March 31, 2015, general and administrative expense increased by $447,000, or 9%, compared to the three months ended March 31, 2014 primarily due to an increase in outside accounting and legal fees, depreciation expenses and contractor expenses of $210,000, $141,000 and $168,000, respectively. These increases were offset by a decrease in stock-based compensation expense of $101,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. In the three months ended March 31, 2015, merger-related expenses decreased $1.9 million, or 99%, compared to the three months ended March 31, 2014 primarily due to a $1.5 million decrease in costs incurred in connection with closing the acquisition of substantially all of the assets of Unicorn. There was also a decrease in the costs associated with the retention of certain employees of Unicorn and in the costs associated with the retention of certain employees of Zencoder of $211,000 and $116,000, respectively.

Other (Expense) Income, Net

	Three Months Ended March 31
	2015		2014		Change
Other (Expense) Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$1	-%	$8	-%	$(7)	(88)%
Interest expense	(16)	-	(19)	-	3	16
Other expense, net	(209)	(1)	(101)	-	(108)	(107)
Total	$(224)	(1)%	$(112)	-%	$(112)	(100)%

In the three months ended March 31, 2015, interest income, net, decreased by $7,000 compared to the corresponding period of the prior year. The decrease is primarily due to a lower average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended March 31, 2015 is primarily comprised of interest paid on capital leases. The increase in other expense, net during the three months ended March 31, 2015 was primarily due to an increase in foreign currency exchange losses of $113,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended March 31,
	2015		2014		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$66	-%	$67	-%	$(1)	(1)%

In the three months ended March 31, 2015, provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Three Months Ended March,
Condensed Consolidated Statements of Cash Flow Data	2015	2014
	(in thousands)
Purchases of property and equipment	$(581)	$(206)
Depreciation and amortization	2,429	1,826
Cash flows provided by (used in) operating activities	46	(4,934)
Cash flows used in investing activities	(738)	(8,364)
Cash flows used in financing activities	(273)	(105)

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At March 31, 2015 and December 31, 2014, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At March 31, 2015 and December 31, 2014, we had $3.1 million and $3.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 53 days at March 31, 2015 and 63 days at December 31, 2014.

Cash flows provided by (used in) operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the three months ended March 31, 2015 was $46,000 and consisted of $2.8 million of net loss offset by non-cash expenses of $1.5 million for stock-based compensation expense and $2.4 million for depreciation and amortization expense. Uses of cash included a decrease in accrued expenses and deferred revenue of $2.5 million and $563,000, respectively, and an increase in prepaid expenses and other current assets of $534,000. These outflows were offset in part by a decrease in accounts receivable of $2.0 million and an increase in accounts payable of $789,000.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2015 was $738,000, consisting primarily of $581,000 in capital expenditures to support the business and $157,000 for the capitalization of internal-use software costs.

Cash flows used in financing activities

Cash used in financing activities for the three months ended March 31, 2015 was $273,000, consisting of $319,000 for payments under capital lease obligations, offset partially by proceeds received from the exercise of common stock options of $46,000.

Credit facility borrowings

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

On October 3, 2014, we further amended our loan and security agreement with SVB pursuant to the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the loan and security agreement) available pursuant to the loan and security agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the loan and security agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. Under the Modification Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if we are not able to meet the minimum asset coverage ratio. We had no outstanding borrowings under this line of credit at March 31, 2015. We were in compliance with all covenants under the loan and security agreement as of March 31, 2015.

Net operating loss carryforwards.

As of December 31, 2014, we had federal and state net operating losses of approximately $132.6 million and $63.8 million, respectively, which are available to offset future taxable income, if any, through 2034. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $12.1 million and $7.7 million, respectively. The tax benefits attributable to these net operating losses are credited directly to additional paid-in capital when realized. The Company has not realized any such tax benefits through December 31, 2014. We had research and development tax credits of $4.6 million and $2.8 million, respectively, which expire in various amounts through 2034. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. In 2013, we completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of March 31, 2015 and December 31, 2014.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Our contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, the Company had obligations to purchase computer equipment and support of $2.2 million, which is not reflected on our balance sheet and is incremental to the obligations summarized in our Annual Report on Form 10-K as of December 31, 2014.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2015	2014
Revenues generated in locations outside the United States	42%	47%
Revenues in currencies other than the United States dollar (1)	28%	34%
Expenses in currencies other than the United States dollar (1)	14%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Revenues	Expenses
Euro	8%	2%
British pound	9	6
Japanese yen	6	2
Other	5	4
Total	28%	14%

	Three Months Ended March 31, 2014
	Revenues	Expenses
Euro	15%	2%
British pound	8	7
Japanese yen	6	3
Other	5	2
Total	34%	14%

As of March 31, 2015 and December 31, 2014, we had $6.0 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at March 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $930,000, decreased expenses by $480,000 and decreased operating income by $450,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2015 and 2014.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $21.9 million at March 31, 2015. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $16,000 of interest expense during the three months ended March 31, 2015 related to interest paid on capital leases. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate plus 0.25%, the related interest expense recorded would be subject to changes in the prime rate of interest.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2014, under the heading “Part I — Item 1A. Risk Factors”, together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

We have used $7.0 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We also used approximately $27.4 million of the net proceeds from our initial public offering as consideration for the purchase of Zencoder in August 2012. On January 31, 2014, we acquired substantially all of the assets of Unicorn for total consideration of approximately $39.7 million, which was funded by approximately $9.1 million of the net proceeds from our initial public offering and 2,850,547 shares of our common stock. None of such consideration was for direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% of more of our common stock, or to any of our affiliates.

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

ITEM 6.  EXHIBITS

Exhibits
3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated By-Laws.
4.1 (3)	Form of Common Stock certificate of the Registrant.
10.1**	Amendment No. 1 to the 2012 Stock Incentive Plan.
31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.

^	Furnished herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: May 1, 2015	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2015	By:
/s/ Kevin R. Rhodes

Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)

