Form 10-Q
period 2015-06-30
BRIGHTCOVE INC
filed 2015-07-30
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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
reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of July 27, 2015 there were 32,581,937 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$21,238	$22,916
Accounts receivable, net of allowance of $196 and $181 at June 30, 2015 and December 31, 2014, respectively	19,235	21,463
Prepaid expenses and other current assets	5,254	4,342
Deferred tax asset	19	109
Total current assets	45,746	48,830
Property and equipment, net	10,598	10,372
Intangible assets, net	15,319	16,898
Goodwill	50,776	50,776
Restricted cash, net of current portion	201	201
Other assets	1,031	507
Total assets	$123,671	$127,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,883	$1,618
Accrued expenses	9,795	11,722
Capital lease liability	1,080	1,159
Equipment financing	697	—
Deferred revenue	28,808	29,640
Total current liabilities	43,263	44,139
Deferred revenue, net of current portion	122	64
Other liabilities	3,199	2,618
Total liabilities	46,584	46,821
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,563,134 and 32,424,554 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	217,370	214,524
Accumulated other comprehensive loss	(822)	(776)
Accumulated deficit	(139,494)	(133,017)
Total stockholders’ equity	77,087	80,763
Total liabilities and stockholders’ equity	$123,671	$127,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$31,917	$29,929	$63,728	$59,304
Professional services and other revenue	931	1,074	2,005	2,804
Total revenue	32,848	31,003	65,733	62,108
Cost of revenue: (1) (2)
Cost of subscription and support revenue	10,357	9,109	20,703	18,629
Cost of professional services and other revenue	1,201	1,315	2,447	3,062
Total cost of revenue	11,558	10,424	23,150	21,691
Gross profit	21,290	20,579	42,583	40,417
Operating expenses: (1) (2)
Research and development	7,267	6,792	15,087	13,361
Sales and marketing	11,903	12,095	22,742	23,441
General and administrative	5,209	5,148	10,370	9,862
Merger-related	62	521	76	2,388
Total operating expenses	24,441	24,556	48,275	49,052
Loss from operations	(3,151)	(3,977)	(5,692)	(8,635)
Other expense, net	(429)	(294)	(653)	(406)
Loss before income taxes	(3,580)	(4,271)	(6,345)	(9,041)
Provision for income taxes	66	56	132	123
Net loss	$(3,646)	$(4,327)	$(6,477)	$(9,164)

Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.20)	$(0.29)

Weighted-average number of common shares used in computing net loss per share	32,548,123	32,145,231	32,522,049	31,594,541

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$51	$50	$71	$110
Cost of professional services and other revenue	19	16	52	68
Research and development	226	178	660	574
Sales and marketing	463	512	921	1,145
General and administrative	577	741	1,085	1,350

(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$507	$1,015	$930
Research and development	31	41	63	72
Sales and marketing	250	316	501	581

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(3,646)	$(4,327)	$(6,477)	$(9,164)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	82	46	197

Comprehensive loss	$(3,654)	$(4,245)	$(6,431)	$(8,967)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(6,477)	$(9,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,802	3,958
Stock-based compensation	2,789	3,247
Provision for reserves on accounts receivable	167	41
Amortization of premium on investments	—	1
Loss on disposal of equipment	44	91
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,035	2,261
Prepaid expenses and other current assets	(878)	(1,755)
Other assets	(530)	1,188
Accounts payable	1,332	(3,177)
Accrued expenses	(2,127)	(4,416)
Deferred revenue	(726)	3,515
Net cash provided by (used in) operating activities	431	(4,210)
Investing activities
Cash paid for acquisition, net of cash acquired	—	(9,100)
Maturities of investments	—	3,060
Purchases of property and equipment	(2,441)	(1,487)
Capitalized internal-use software costs	(336)	(875)
Decrease in restricted cash	—	113
Net cash used in investing activities	(2,777)	(8,289)
Financing activities
Proceeds from exercise of stock options	58	555
Proceeds from equipment financing	1,704	—
Payments on equipment financing	(404)	—
Payments under capital lease obligation	(627)	(524)
Net cash provided by financing activities	731	31
Effect of exchange rate changes on cash	(63)	206
Net decrease in cash and cash equivalents	(1,678)	(12,262)
Cash and cash equivalents at beginning of period	22,916	33,047
Cash and cash equivalents at end of period	$21,238	$20,785

Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$—	$30,615

Supplemental disclosure of non-cash financing activities
Purchase of equipment and support under capital lease	$746	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows - (continued)

(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Supplemental disclosure of cash flow related to asset purchase agreement
In connection with the asset purchase agreement with Unicorn Media, Inc. on January 31, 2014, the following transactions occurred:
Fair value of assets acquired	$—	$44,373
Liabilities assumed related to acquisition	—	(4,645)
Total purchase price	—	39,728
Less fair value of common stock issued in connection with acquisition	—	(30,615)
Less cash and cash equivalents acquired	—	(13)
Cash paid for acquisition, net of cash acquired	$—	$9,100

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2015, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2015 and 2014. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

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

At June 30, 2015 and December 31, 2014, no individual customer accounted for 10% or more of net accounts receivable. For the three and six months ended June 30, 2015 and 2014, no individual customer accounted for 10% or more of total revenue.

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

Cash and cash equivalents as of June 30, 2015 consist of the following:

	June 30, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$11,662	$11,662	$11,662
Money market funds	Demand	9,576	9,576	9,576
Total cash and cash equivalents		$21,238	$21,238	$21,238

Cash and cash equivalents as of December 31, 2014 consist of the following:

	December 31, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,342	$13,342	$13,342
Money market funds	Demand	9,574	9,574	9,574
Total cash and cash equivalents		$22,916	$22,916	$22,916

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options outstanding	4,113	3,717	4,108	3,511
Restricted stock units outstanding	934	962	925	1,153
Warrants	28	28	28	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,576	$—	$—	$9,576
Restricted cash	—	201	—	201
Total assets	$9,576	$201	$—	$9,777

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,574	$—	$—	$9,574
Restricted cash	—	201	—	201
Total assets	$9,574	$201	$—	$9,775

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life in years	6.1	6.1	6.2	6.2
Risk-free interest rate	1.81%	2.19%	1.82%	2.17%
Volatility	46%	52%	48%	53%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$3.28	$4.14	$3.66	$5.25

The Company recorded stock-based compensation expense of $1,336 and $1,497 for the three months ended June 30, 2015 and 2014, respectively, and $2,789 and $3,247 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $10,089 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.91 years. The following is a summary of the status of the Company’s stock options as of June 30, 2015 and the stock option activity during the six months ended June 30, 2015.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	4,077,074	$0.31 - 16.88	$7.02
Granted	451,664	6.97 - 8.13	7.63
Exercised	(33,101)	0.31 - 7.21	1.75		$189
Canceled	(345,936)	5.97 - 16.88	9.19
Outstanding at June 30, 2015	4,149,701	$0.31 - 16.88	$6.95	6.92	$6,167
Exercisable at June 30, 2015	2,127,368	$0.31 - 16.88	$5.92	4.96	$5,520
Vested or expected to vest at June 30, 2015 (2)	3,620,718	$0.31 - 16.88	$6.82	6.60	$5,996

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2015 of $6.86 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of June 30, 2015 plus the number of unvested options expected to vest as of June 30, 2015 based on the unvested options outstanding at June 30, 2015 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2014	915,458	$8.61
Granted	208,750	7.62
Vested and issued	(105,479)	7.31
Canceled	(29,717)	10.36
Unvested by June 30, 2015	989,012	$8.06

8. Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recorded income tax expense of $66 and $56, respectively. For the six months ended June 30, 2015 and 2014 the Company recorded income tax expense of $132 and $123, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2015 and December 31, 2014. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Leases

The Company’s contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the obligations outlined in the Company’s Annual Report on Form 10-K, during June 2015, the Company entered into capital lease arrangements for computer equipment and support for a total obligation of $793. The lease arrangements expire through June 2018. Future minimum rental commitments under these incremental capital leases at June 30, 2015 are as follows:

Year Ending December 31	Capital Lease Commitments
2015	$132
2016	264
2017	264
2018	121
Less – interest on capital leases	45
$736

At June 30, 2015, total assets under these incremental capital leases was $746 and related accumulated amortization was $42.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2015, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

On October 3, 2014, the Company amended the Line of Credit and entered into the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under the Company’s Line of Credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the Loan Agreement) available pursuant to the Loan Agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the Loan Agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. At June 30, 2015 and December 31, 2014, the Company had no amounts outstanding under the Line of Credit.

Under the Modification Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if the Company is not able to meet the minimum asset coverage ratio. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. In addition, the Line of Credit is secured by substantially all of the Company’s assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with all covenants under the Line of Credit as of June 30, 2015.

On June 1, 2015, the Company entered into an equipment financing agreement with a lender (the “Equipment Financing Agreement”) to finance the purchase of $1.7 million in computer equipment and support. The liability relating to the Equipment Financing Agreement was recorded at fair value using a market interest rate. The Company is repaying its obligation under the Equipment Financing Agreement over a two year period through May 31, 2017, and the amount outstanding was $1.3 million as of June 30, 2015.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
North America	$21,070	$18,481	$41,518	$36,495
Europe	6,456	7,730	13,186	16,357
Japan	1,986	2,012	4,045	3,933
Asia Pacific	2,907	2,543	6,109	4,876
Other	429	237	875	447

Total revenue	$32,848	$31,003	$65,733	$62,108

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended June 30, 2015 and 2014, revenue from customers located in the United States was $19,743 and $17,318, respectively, and $38,750 and $33,736, respectively, during the six months ended June 30, 2015 and 2014 During the three and six months ended June 30, 2015 and 2014, no other country contributed more than 10% of the Company’s total revenue.

As of June 30, 2015 and December 31, 2014, property and equipment at locations outside the U.S. was not material.

12. Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures. Early adoption is not permitted under GAAP.

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

As of June 30, 2015, we had 420 employees and 5,404 customers, of which 3,557 used our volume offerings and 1,847 used our premium offerings. As of June 30, 2014, we had 401 employees and 5,995 customers, of which 4,162 used our volume offerings and 1,833 used our premium offerings. We have decided to prioritize our premium product editions over our volume product editions. Our premium product editions have higher prices, the customers of our premium product editions use more of our solutions, and we believe that our premium customers represent a greater opportunity for our solutions.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $62.1 million in the six months ended June 30, 2014 to $65.7 million in the six months ended June 30, 2015, primarily as a result of continued adoption of Video Cloud across our customer base. Our consolidated net loss was $6.5 million and $9.2 million for the six months ended June 30, 2015 and 2014, respectively. Included in consolidated net loss for the six months ended June 30, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $2.8 million and $1.6 million, respectively. Included in consolidated net loss for the six months ended June 30, 2014 was stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $3.2 million, $1.6 million and $2.4 million, respectively.

For the six months ended June 30, 2015 and 2014, our revenue derived from customers located outside North America was 36% and 41%, respectively.

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

As of June 30, 2015, we had 5,404 customers, of which 3,557 used our volume offerings and 1,847 used our premium offerings. As of June 30, 2014, we had 5,995 customers, of which 4,162 used our volume offerings and 1,833 used our premium offerings. We have shifted our go-to-market focus and growth strategy to growing our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during the six months ended June 30, 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease during the remainder of 2015 as we continue to focus on the market for our premium solutions.

14

•

Recurring Dollar Retention Rate.  We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the six months ended June 30, 2015 and 2014, the recurring dollar retention rate was 90% and 93%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2015	2014
Customers (at period end)
Volume	3,557	4,162
Premium	1,847	1,833

Total customers (at period end)	5,404	5,995

Recurring dollar retention rate	90%	93%
Average annual subscription revenue per premium customer (in thousands)	$63.4	$59.9

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue - We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one-year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We have discontinued the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

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

Cost of revenue increased in absolute dollars from the first six months of 2014 to the first six months of 2015. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, amortization of acquired intangible assets, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars in each of the last three fiscal years. We intend to continue to invest in sales and marketing and increase the number of sales representatives to add new customers and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, in future periods we expect sales and marketing expense to increase in absolute dollars and continue to be our most significant operating expense. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

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

Merger-related.  Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.5 million is required to be paid to retain certain key employees from the Unicorn acquisition over a two-year period from the date of acquisition of Unicorn as services are performed. The period in which these services are to be performed varies by employee. Additionally, approximately $2.5 million was required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services were performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, loss on disposal of equipment and changes in the fair value of the warrants issued in connection with a line of credit.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at June 30, 2015, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2015 and 2014, we recorded $1.3 million and $1.5 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2015 and 2014, we recorded $2.8 million and $3.2 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2015 and 2014, 40% and 44%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2015 and 2014, 41% and 46%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2015 and 2014, 27% and 32%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the six months ended June 30, 2015 and 2014, 27% and 33%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages and per share data)
Revenue:
Subscription and support revenue	$31,917	$29,929	$63,728	$59,304
Professional services and other revenue	931	1,074	2,005	2,804

Total revenue	32,848	31,003	65,733	62,108
Cost of revenue:
Cost of subscription and support revenue	10,357	9,109	20,703	18,629
Cost of professional services and other revenue	1,201	1,315	2,447	3,062

Total cost of revenue	11,558	10,424	23,150	21,691

Gross profit	21,290	20,579	42,583	40,417
Operating expenses:
Research and development	7,267	6,792	15,087	13,361
Sales and marketing	11,903	12,095	22,742	23,441
General and administrative	5,209	5,148	10,370	9,862
Merger-related	62	521	76	2,388

Total operating expenses	24,441	24,556	48,275	49,052

Loss from operations	(3,151)	(3,977)	(5,692)	(8,635)
Other expense, net	(429)	(294)	(653)	(406)

Loss before income taxes	(3,580)	(4,271)	(6,345)	(9,041)
Provision for income taxes	66	56	132	123

Net loss	(3,646)	(4,327)	(6,477)	(9,164)
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.20)	$(0.29)

Weighted-average number of common shares used in computing net loss per share	32,548,123	32,145,231	32,522,049	31,594,541

Overview of Results of Operations for the Three Months Ended June 30, 2015 and 2014

Total revenue increased by 6%, or $1.8 million, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to an increase in subscription and support revenue of 7%, or $2.0 million, offset partially by a decrease in professional services and other revenue of 13%, or $143,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,847 as of June 30, 2015, an increase of 1% from 1,833 customers as of June 30, 2014, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $2.1 million, or 7%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. These increases are offset by a $1.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2014. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $711,000, or 3%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery.

Loss from operations was $3.2 million in the three months ended June 30, 2015 compared to $4.0 million in the three months ended June 30, 2014. Loss from operations in the three months ended June 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $1.3 million and $789,000, respectively. Loss from operations in the three months ended June 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.5 million, $864,000 and $521,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2015, we had $21.2 million of unrestricted cash and cash equivalents, a decrease of $1.7 million from $22.9 million at December 31, 2014, due primarily to $2.4 million in capital expenditures, $627,000 in payments under capital lease obligations, and $404,000 in payments on an equipment financing. These decreases were offset by $1.7 million in proceeds from an equipment financing.

Revenue

	Three Months Ended June 30,
	2015		2014		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$30,524	93%	$28,463	92%	$2,061	7%
Volume	2,324	7	2,540	8	(216)	(9)
Total	$32,848	100%	$31,003	100%	$1,845	6%

During the three months ended June 30, 2015, revenue increased by $1.8 million, or 6%, compared to the three months ended June 30, 2014, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $2.1 million, or 7%, is partially the result of a 6% increase in the average annual subscription revenue per premium customer during the three months ended June 30, 2015 and a 1% increase in the number of premium customers from 1,833 at June 30, 2014 to 1,847 at June 30, 2015. These increases are offset by a $1.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2015. In the three months ended June 30, 2015, volume revenue decreased by $216,000, or 9%, compared to the three months ended June 30, 2014, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Three Months Ended June 30,
	2015		2014		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$31,917	97%	$29,929	97%	$1,988	7%
Professional services and other	931	3	1,074	3	(143)	(13)
Total	$32,848	100%	$31,003	100%	$1,845	6%

In the three months ended June 30, 2015, subscription and support revenue increased by $2.0 million, or 7%, compared to the three months ended June 30, 2014. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 6% increase in the average annual subscription revenue per premium customer. These increases are offset by a $1.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2015. Professional services and other revenue decreased by 13%, or $143,000, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2015		2014		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$21,070	64%	$18,481	60%	$2,589	14%
Europe	6,455	20	7,730	25	(1,275)	(16)
Japan	1,986	6	2,012	6	(26)	(1)
Asia Pacific	2,908	9	2,543	8	365	14
Other	429	1	237	1	192	81
International subtotal	11,778	36	12,522	40	(744)	(6)
Total	$32,848	100%	$31,003	100%	$1,845	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2015, total revenue for North America increased $2.6 million, or 14%, compared to the three months ended June 30, 2014. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended June 30, 2015, total revenue outside of North America decreased $744,000, or 6%, compared to the three months ended June 30, 2014. The decrease in revenue from International regions is primarily related to a $1.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2014. This decrease was offset by an increase in subscription and support revenue from our premium offerings.

Cost of Revenue

	Three Months Ended June 30,
	2015		2014		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$10,357	32%	$9,109	30%	$1,248	14%
Professional services and other	1,201	129	1,315	122	(114)	(9)
Total	$11,558	35%	$10,424	34%	$1,134	11%

In the three months ended June 30, 2015, cost of subscription and support revenue increased $1.2 million, or 14%, compared to the three months ended June 30, 2014. The increase resulted primarily from an increase in network hosting services, content delivery network expenses, depreciation expenses and employee-related expenses of $486,000, $300,000, $184,000 and $160,000, respectively.

In the three months ended June 30, 2015, cost of professional services and other revenue decreased $114,000, or 9%, compared to the three months ended June 30, 2014. The decrease resulted primarily from a decrease in employee-related expenses of $133,000.

Gross Profit

	Three Months Ended June 30,
	2015		2014		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$21,560	68%	$20,820	70%	$740	4%
Professional services and other	(270)	(29)	(241)	(22)	(29)	(12)
Total	$21,290	65%	$20,579	66%	$711	3%

The overall gross profit percentage was 65% and 66% for the three months ended June 30, 2015 and 2014, respectively. Subscription and support gross profit increased $740,000, or 4%, compared to the three months ended June 30, 2014. Professional services and other gross profit decreased $29,000, or 12%, compared to the three months ended June 30, 2014. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2015		2014		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,267	22%	$6,792	21%	$475	7%
Sales and marketing	11,903	36	12,095	39	(192)	(2)
General and administrative	5,209	16	5,148	17	61	1
Merger-related	62	-	521	2	(459)	(88)
Total	$24,441	74%	$24,556	79%	$(115)	-%

Research and Development.    In the three months ended June 30, 2015, research and development expense increased by $475,000, or 7%, compared to the three months ended June 30, 2014 primarily due to increases in employee-related, recruiting and rent expenses of $303,000, $77,000 and $63,000, respectively. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended June 30, 2015, sales and marketing expense decreased by $192,000, or 2%, compared to the three months ended June 30, 2014 primarily due to a decrease in marketing programs of $333,000. This decrease was offset by an increase in employee-related expenses of $119,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended June 30, 2015, general and administrative expense increased by $61,000, or 1%, compared to the three months ended June 30, 2014 primarily due to increases in outside accounting and legal fees and depreciation expenses of $154,000 and $143,000, respectively. These increases were offset by decreases in stock-based compensation and employee-related expense of $164,000 and $110,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. In the three months ended June 30, 2015, merger-related expenses decreased $459,000, or 88%, compared to the three months ended June 30, 2014 primary due to a $119,000 decrease in costs incurred in connection with closing the acquisition of substantially all of the assets of Unicorn. There was also a decrease in the costs associated with the retention of certain employees of Unicorn and in the costs associated with the retention of certain employees of Zencoder of $275,000 and $65,000, respectively.

Other Expense, Net

	Three Months Ended June 30,
	2015		2014		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$1	-%	$2	-%	$(1)	(50)%
Interest expense	(24)	-	(26)	-	2	8
Other expense, net	(406)	(1)	(270)	(1)	(136)	(50)
Total	$(429)	(1)%	$(294)	(1)%	$(135)	(46)%

In the three months ended June 30, 2015, interest income, net, decreased by $1,000 compared to the corresponding period of the prior year. The decrease is primarily due to a lower average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended June 30, 2015 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the three months ended June 30, 2014 was primarily due to an increase in foreign currency exchange losses of $136,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended June 30,
	2015		2014		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$66	-%	$56	-%	$10	18%

In the three months ended June 30, 2015, provision for income taxes increased by $10,000 or 18%, compared to the three months ended June 30, 2014 primarily due to increases income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Six Months Ended June 30, 2015 and 2014

Total revenue increased by 6%, or $3.6 million, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to an increase in subscription and support revenue of 7%, or $4.4 million, offset partially by a decrease in professional services and other revenue of 28%, or $799,000. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,847 as of June 30, 2015, an increase of 1% from 1,833 customers as of June 30, 2014, as well as an increase in revenue from existing customers. In addition, our revenue from premium offerings grew by $3.9 million, or 7%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases are offset by a $1.8 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2014. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.2 million, or 5%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend on our ability to continue controlling our costs of delivery. Loss from operations was $5.7 million in the six months ended June 30, 2015 compared to $8.6 million in the six months ended June 30, 2014. Loss from operations in the six months ended June 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $2.8 million and $1.6 million, respectively. Loss from operations in the six months ended June 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $3.2 million, $1.6 million and $2.4 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2015, we had $21.2 million of unrestricted cash and cash equivalents, a decrease of $1.7 million from $22.9 million at December 31, 2014, due primarily to $2.4 million in capital expenditures, $627,000 in payments under capital lease obligations and $404,000 in payments on an equipment financing. These decreases were offset by $1.7 million in proceeds from an equipment financing.

Revenue

	Six Months Ended June 30,
	2015		2014		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$60,989	93%	$57,060	92%	$3,929	7%
Volume	4,744	7	5,048	8	(304)	(6)
Total	$65,733	100%	$62,108	100%	$3,625	6%

During the six months ended June 30, 2015, revenue increased by $3.6 million, or 6%, compared to the six months ended June 30, 2014, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $3.9 million, or 7%, is partially the result of a 6% increase in the average annual subscription revenue per premium customer during the six months ended June 30, 2015 and a 1% increase in the number of premium customers from 1,833 at June 30, 2014 to 1,847 at June 30, 2015. These increases are offset by a $1.8 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2014. In the six months ended June 30, 2015, revenue from our volume offerings decreased by $304,000, or 6%, compared to the six months ended June 31, 2014, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Six Months Ended June 30,
	2015		2014		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$63,728	97%	$59,304	95%	$4,424	7%
Professional services and other	2,005	3	2,804	5	(799)	(28)
Total	$65,733	100%	$62,108	100%	$3,625	6%

In the six months ended June 30, 2015, subscription and support revenue increased by $4.4 million, or 7%, compared to the six months ended June 30, 2014. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 6% increase in the average annual subscription revenue per premium customer during the six months ended June 30, 2015. Professional services and other revenue decreased by 28%, or $799,000, compared to the six months ended June 30, 2014. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2015		2014		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$41,518	64%	$36,495	59%	$5,023	14%
Europe	13,186	20	16,357	26	(3,171)	(19)
Japan	4,045	6	3,933	6	112	3
Asia Pacific	6,109	9	4,876	8	1,233	25
Other	875	1	447	1	428	96
International subtotal	24,215	36	25,613	41	(1,398)	(5)
Total	$65,733	100%	$62,108	100%	$3,625	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2015, total revenue for North America increased $5.0 million, or 14%, compared to the six months ended June 30, 2014. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the six months ended June 30, 2015, total revenue outside of North America decreased $1.4 million, or 5%, compared to the six months ended June 30, 2014. The decrease in revenue from International regions is primarily related to a $1.8 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2014. These decreases were offset by an increase in subscription and support revenue from our premium offerings.

Cost of Revenue

	Six Months Ended June 30,
	2015		2014		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$20,703	32%	$18,629	31%	$2,074	11%
Professional services and other	2,447	122	3,062	109	(615)	(20)
Total	$23,150	35%	$21,691	35%	$1,459	7%

In the six months ended June 30, 2015, cost of subscription and support revenue increased $2.1 million, or 11%, compared to the six months ended June 30, 2014. The increase resulted primarily from an increase in the content delivery network expenses, depreciation expense, employee-related expenses, and the cost of third-party software integrated with our service offering of $673,000, $479,000, $371,000 and $202,000, respectively. There were also increases in maintenance expenses, amortization of capitalized internal-use software development costs and amortization of acquired intangible assets of $88,000, $86,000 and $85,000, respectively.

In the six months ended June 30, 2015, cost of professional services and other revenue decreased $615,000, or 20%, compared to the six months ended June 30, 2014. The decrease resulted primarily from decreases in contractor and employee-related expenses of $387,000 and $269,000, respectively.

Gross Profit

	Six Months Ended June 30,
	2015		2014		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$43,025	68%	$40,675	69%	$2,350	6%
Professional services and other	(442)	(22)	(258)	(9)	(184)	(71)
Total	$42,583	65%	$40,417	65%	$2,166	5%

The overall gross profit percentage was 65% for the six months ended June 30, 2015 and 2014. Subscription and support gross profit increased $2.4 million, or 6%, compared to the six months ended June 30, 2014. Professional services and other gross profit decreased $184,000, or 71%, compared to the six months ended June 30, 2014. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2015		2014		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$15,087	23%	$13,361	22%	$1,726	13%
Sales and marketing	22,742	34	23,441	38	(699)	(3)
General and administrative	10,370	16	9,862	16	508	5
Merger-related	76	-	2,388	4	(2,312)	(97)
Total	$48,275	73%	$49,052	80%	$(777)	(2)%

Research and Development.   In the six months ended June 30, 2015, research and development expense increased by $1.7 million, or 13%, compared to the six months ended June 30, 2014 primarily due to increases in employee-related, rent, recruiting and travel expenses of $1.1 million, $282,000, $132,000 and $111,000, respectively. These expenses were offset by a decrease in computer maintenance and support expense of $107,000.

Sales and Marketing.   In the six months ended June 30, 2015, sales and marketing expense decreased $699,000, or 3%, compared to the six months ended June 30, 2014 primarily due to decrease in marketing programs, stock-based compensation, employee-related and commission expenses of $631,000, $224,000, $211,000 and $126,000, respectively. These expenses were offset by increases in contractor expenses, and travel expenses of $204,000 and $136,000, respectively.

General and Administrative.   In the six months ended June 30, 2015, general and administrative expense increased by $508,000, or 5%, compared to the six months ended June 30, 2014 primarily due to an increase in outside accounting and legal fees, depreciation, contractor and bad debt expenses of $365,000, $311,000, $213,000 and $125,000, respectively. These expenses were offset by decreases in stock-based compensation and employee-related expenses of $265,000 and $158,000, respectively.

Merger-related. In the six months ended June 30, 2015, merger-related expenses decreased $2.3 million, or 97%, compared to the six months ended June 30, 2014. $1.6 million of the decrease relates to costs that were incurred in connection with the closing of the acquisition of substantially all of the assets of Unicorn, during the six months ended June 30, 2014, without corresponding costs during the six months ended June 30, 2015. There was also a decrease in the costs associated with the retention of certain employees of Unicorn and in the costs associated with the retention of certain employees of Zencoder of $486,000 and $181,000, respectively.

Other Expense, Net

	Six Months Ended June 30,
	2015		2014		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$2	—%	$9	—%	$(7)	(78)%
Interest expense	(40)	—	(45)	—	5	11
Other expense, net	(615)	(1)%	(370)	(1)%	(245)	(66)
Total	$(653)	(1)%	$(406)	(1)%	$(247)	(61)%

In the six months ended June 30, 2015, interest income, net, decreased by $7,000 compared to the corresponding period of the prior year. The decrease is primarily due to lower average cash balances as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the six months ended June 30, 2015 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the six months ended June 30, 2015 was primarily due to an increase in foreign currency exchange losses of $249,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Six Months Ended June 30,
	2015		2014		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$132	—%	$123	—%	$9	7%

In the six months ended June 30, 2015, provision for income taxes increased by $9,000 compared to the corresponding period of the prior year, and was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2015	2014
	(in thousands)
Purchases of property and equipment	$(2,441)	$(1,487)
Depreciation and amortization	4,802	3,958
Cash flows provided by (used in) operating activities	431	(4,210)
Cash flows used in investing activities	(2,777)	(8,289)
Cash flows provided by financing activities	731	31

Cash, cash equivalents and investments.

Our cash and cash equivalents at June 30, 2015 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2015 and December 31, 2014, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At June 30, 2015 and December 31, 2014, we had $3.6 million and $3.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 53 days at June 30, 2015 and 63 days at December 31, 2014.

Cash flows provided by (used in) operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2015 was $431,000 and consisted of $6.5 million of net loss offset by non-cash expenses of $2.8 million for stock-based compensation expense and $4.8 million for depreciation and amortization expense. Uses of cash included a decrease in accrued expenses and deferred revenue of $2.1 million and $726,000, respectively, and an increase in prepaid expenses and other current assets of $878,000. These outflows were offset in part by a decrease in accounts receivable of $2.0 million and an increase in accounts payable of $1.3 million.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2015 was $2.8 million, consisting primarily of $2.4 million in capital expenditures to support the business and $336,000 for the capitalization of internal-use software costs.

Cash flows provided by financing activities.

Cash provided by financing activities for the six months ended June 30, 2015 was $731,000, consisting of proceeds received from an equipment financing and the exercise of common stock options of $1.7 million and $58,000, respectively, offset partially by payments under capital lease and the equipment financing of $627,000 and $404,000, respectively.

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

On October 3, 2014, we further amended our loan and security agreement with SVB pursuant to the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the loan and security agreement) available pursuant to the loan and security agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the loan and security agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. Under the Modification Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if we are not able to meet the minimum asset coverage ratio. We had no outstanding borrowings under this line of credit at June 30, 2015. We were in compliance with all covenants under the loan and security agreement as of June 30, 2015.

On June 1, 2015, we entered into an equipment financing agreement with a lender (the “Equipment Financing Agreement”) to finance the purchase of $1.7 million in computer equipment and support. The liability relating to the Equipment Financing Agreement was recorded at fair value using a market interest rate. We are repaying our obligation under the Equipment Financing Agreement over a two year period through May 31, 2017, and the amount outstanding was $1.3 million as of June 30, 2015.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of June 30, 2015 and December 31, 2014.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for capital leases and equipment financing as well as hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Our contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the obligations outlined in our Annual Report on Form 10-K, we had $736,000 of capital lease obligations and $1.3 million of equipment financing obligations as of June 30, 2015.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2015	2014
Revenues generated in locations outside the United States	40%	44%
Revenues in currencies other than the United States dollar (1)	27%	32%
Expenses in currencies other than the United States dollar (1)	15%	15%

	Six Months Ended June 30,
	2015	2014
Revenues generated in locations outside the United States	41%	46%
Revenues in currencies other than the United States dollar (1)	27%	33%
Expenses in currencies other than the United States dollar (1)	14%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	13%	2%
British pound	9	5	8	7
Japanese Yen	6	3	6	3
Other	5	5	5	3
Total	27%	15%	32%	15%

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	14%	2%
British pound	9	6	8	7
Japanese Yen	6	3	6	3
Other	5	3	5	3
Total	27%	14%	33%	15%

As of June 30, 2015 and December 31, 2014, we had $5.5 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at June 30, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.8 million, decreased expenses by $1.0 million and decreased operating income by $797,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2015 and 2014.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $21.2 million at June 30, 2015. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $24,000 and $40,000 of interest expense during the three and six months ended June 30, 2015, respectively, related to interest paid on capital leases and our equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate plus 0.25%, the related interest expense recorded would be subject to changes in the prime rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.	EXHIBITS

Exhibits
3.1(1)	Eleventh Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated By-Laws.
4.1(3)	Form of Common Stock certificate of the Registrant.
10.1**	Letter Agreement between the Registrant and Paul Goetz related to Mr. Goetz’s resignation and separation from employment with the Registrant.
31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: July 30, 2015	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By:
/s/ Kevin R. Rhodes

Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)

