Form 10-Q
period 2015-09-30
BRIGHTCOVE INC
filed 2015-10-29
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015 there were 32,671,329 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$23,788	$22,916
Accounts receivable, net of allowance of $310 and $181 at September 30, 2015 and December 31, 2014, respectively	20,110	21,463
Prepaid expenses and other current assets	4,730	4,342
Deferred tax asset	37	109
Total current assets	48,665	48,830
Property and equipment, net	10,519	10,372
Intangible assets, net	14,545	16,898
Goodwill	50,776	50,776
Restricted cash, net of current portion	201	201
Other assets	984	507
Total assets	$125,690	$127,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,573	$1,618
Accrued expenses	10,554	11,722
Capital lease liability	918	1,159
Equipment financing	704	—
Deferred revenue	30,419	29,640
Total current liabilities	45,168	44,139
Deferred revenue, net of current portion	269	64
Other liabilities	2,967	2,618
Total liabilities	48,404	46,821
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,669,772 and 32,424,554 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	218,859	214,524
Accumulated other comprehensive loss	(837)	(776)
Accumulated deficit	(140,769)	(133,017)
Total stockholders’ equity	77,286	80,763
Total liabilities and stockholders’ equity	$125,690	$127,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$33,184	$30,450	$96,912	$89,754
Professional services and other revenue	653	1,077	2,658	3,881
Total revenue	33,837	31,527	99,570	93,635
Cost of revenue: (1) (2)
Cost of subscription and support revenue	10,314	9,467	31,017	28,096
Cost of professional services and other revenue	1,198	1,352	3,645	4,414
Total cost of revenue	11,512	10,819	34,662	32,510
Gross profit	22,325	20,708	64,908	61,125
Operating expenses: (1) (2)
Research and development	7,233	7,187	22,320	20,548
Sales and marketing	11,664	11,273	34,406	34,714
General and administrative	4,391	4,735	14,761	14,597
Merger-related	62	623	138	3,011
Total operating expenses	23,350	23,818	71,625	72,870
Loss from operations	(1,025)	(3,110)	(6,717)	(11,745)
Other expense, net	(127)	(614)	(780)	(1,020)
Loss before income taxes	(1,152)	(3,724)	(7,497)	(12,765)
Provision for income taxes	123	81	255	204
Net loss	$(1,275)	$(3,805)	$(7,752)	$(12,969)

Net loss per share - basic and diluted	$(0.04)	$(0.12)	$(0.24)	$(0.41)

Weighted-average number of common shares used in computing net loss per share	32,636,084	32,247,453	32,560,478	31,814,570

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$30	$37	$101	$147
Cost of professional services and other revenue	79	53	131	121
Research and development	400	376	1,060	950
Sales and marketing	843	533	1,764	1,678
General and administrative	171	527	1,256	1,877

(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$509	$1,523	$1,439
Research and development	31	36	94	108
Sales and marketing	235	282	736	863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(1,275)	$(3,805)	$(7,752)	$(12,969)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(239)	61	(42)

Comprehensive loss	$(1,260)	$(4,044)	$(7,691)	$(13,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(7,752)	$(12,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,898	6,114
Stock-based compensation	4,312	4,773
Provision for reserves on accounts receivable	317	122
Amortization of premium on investments	—	1
Loss on disposal of equipment	45	92
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,050	2,399
Prepaid expenses and other current assets	(441)	(1,005)
Other assets	(478)	1,185
Accounts payable	1,001	(3,097)
Accrued expenses	(1,660)	(4,126)
Deferred revenue	957	4,861
Net cash provided by (used in) operating activities	4,249	(1,650)
Investing activities
Cash paid for acquisition, net of cash acquired	—	(9,100)
Maturities of investments	—	3,060
Purchases of property and equipment	(2,479)	(2,500)
Capitalized internal-use software costs	(1,020)	(927)
Decrease in restricted cash	—	113
Net cash used in investing activities	(3,499)	(9,354)
Financing activities
Proceeds from exercise of stock options	72	584
Payments of withholding tax on RSU vesting	(48)	—
Proceeds from equipment financing	1,704	—
Payments on equipment financing	(576)	—
Payments under capital lease obligation	(988)	(860)
Net cash provided by (used in) financing activities	164	(276)
Effect of exchange rate changes on cash	(42)	(62)
Net increase (decrease) in cash and cash equivalents	872	(11,342)
Cash and cash equivalents at beginning of period	22,916	33,047
Cash and cash equivalents at end of period	$23,788	$21,705

Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$—	$30,615

Supplemental disclosure of non-cash financing activities
Purchase of equipment and support under capital lease	$875	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows - (continued)

(unaudited)

	Nine Months Ended September 30,
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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2015, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2015 and 2014. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

2. Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

At September 30, 2015 and December 31, 2014, no individual customer accounted for 10% or more of net accounts receivable. For the three and nine months ended September 30, 2015 and 2014, no individual customer accounted for 10% or more of total revenue.

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

Cash and cash equivalents as of September 30, 2015 consist of the following:

	September 30, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$14,211	$14,211	$14,211
Money market funds	Demand	9,577	9,577	9,577
Total cash and cash equivalents		$23,788	$23,788	$23,788

Cash and cash equivalents as of December 31, 2014 consist of the following:

	December 31, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,342	$13,342	$13,342
Money market funds	Demand	9,574	9,574	9,574
Total cash and cash equivalents		$22,916	$22,916	$22,916

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options outstanding	4,181	3,979	4,133	3,731
Restricted stock units outstanding	1,094	985	982	1,010
Warrants	28	28	28	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,577	$—	$—	$9,577
Restricted cash	—	201	—	201
Total assets	$9,577	$201	$—	$9,778

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,574	$—	$—	$9,574
Restricted cash	—	201	—	201
Total assets	$9,574	$201	$—	$9,775

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life in years	6.3	6.3	6.2	6.2
Risk-free interest rate	1.90%	2.19%	1.85%	2.18%
Volatility	46%	51%	47%	53%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$2.49	$3.06	$3.25	$4.41

The Company recorded stock-based compensation expense of $1,523 and $1,526 for the three months ended September 30, 2015 and 2014, respectively, and $4,312 and $4,773 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $10,329 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.83 years. The following is a summary of the status of the Company’s stock options as of September 30, 2015 and the stock option activity during the nine months ended September 30, 2015.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	4,077,074	$0.31 - 16.88	$7.02
Granted	695,749	4.92 - 8.13	6.83
Exercised	(44,932)	0.31 - 7.21	1.60		$251
Canceled	(479,919)	5.53 - 16.88	9.04
Outstanding at September 30, 2015	4,247,972	$0.31 - 16.88	$6.82	6.55	$3,563
Exercisable at September 30, 2015	2,309,676	$0.31 - 16.88	$6.07	4.75	$3,563
Vested or expected to vest at September 30, 2015 (2)	3,726,242	$0.31 - 16.88	$6.74	6.24	$3,563

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2015 of $4.92 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of September 30, 2015 plus the number of unvested options expected to vest as of September 30, 2015 based on the unvested options outstanding at September 30, 2015 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit award activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2014	915,458	$8.61
Granted	644,581	5.39
Vested and issued	(200,286)	6.90
Canceled	(105,464)	9.51
Unvested by September 30, 2015	1,254,289	$7.13

8. Income Taxes

For the three months ended September 30, 2015 and 2014, the Company recorded income tax expense of $123 and $81, respectively. For the nine months ended September 30, 2015 and 2014 the Company recorded income tax expense of $255 and $204, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2015 and December 31, 2014. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Leases

The Company’s contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the obligations outlined in the Company’s Annual Report on Form 10-K, the Company entered into capital lease arrangements for computer equipment and support for a total obligation of $924. Amortization expense relating to assets acquired under capital lease is included within depreciation expense. Amortization expense related to assets acquired under capital lease was $58 and $88 in the three and nine months ended September 30, 2015, respectively. The lease arrangements expire June 2018. Future minimum rental commitments under these incremental capital leases at September 30, 2015 are as follows:

Year Ending December 31	Capital Lease Commitments
2015	$78
2016	311
2017	311
2018	137
Less – interest on capital leases	45
$792

At September 30, 2015, the gross book value of total assets, under these incremental capital leases, was $875 and related accumulated amortization was $116.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2015, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

On October 3, 2014, the Company amended the Line of Credit and entered into the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under the Company’s Line of Credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the Loan Agreement) available pursuant to the Loan Agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the Loan Agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. At September 30, 2015 and December 31, 2014, the Company had no amounts outstanding under the Line of Credit.

Under the Modification Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if the Company is not able to meet the minimum asset coverage ratio. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. In addition, the Line of Credit is secured by substantially all of the Company’s assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2015.

On June 1, 2015, the Company entered into an equipment financing agreement with a lender (the “Equipment Financing Agreement”) to finance the purchase of $1.7 million in computer equipment and support. The liability relating to the Equipment Financing Agreement was recorded at fair value using a market interest rate. The Company is repaying its obligation under the Equipment Financing Agreement over a two year period through May 31, 2017, and the amount outstanding was $1.1 million as of September 30, 2015.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
North America	$22,118	$19,254	$63,636	$55,749
Europe	6,049	7,451	19,235	23,808
Japan	2,249	2,181	6,294	6,114
Asia Pacific	3,035	2,383	9,144	7,259
Other	386	258	1,261	705

Total revenue	$33,837	$31,527	$99,570	$93,635

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended September 30, 2015 and 2014, revenue from customers located in the United States was $20,652 and $17,797, respectively, and $59,403 and $51,533, respectively, during the nine months ended September 30, 2015 and 2014. During the three and nine months ended September 30, 2015 and 2014, no other country contributed more than 10% of the Company’s total revenue.

As of September 30, 2015 and December 31, 2014, property and equipment at locations outside the U.S. was not material.

12. Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures. Early adoption is permitted, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016).

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

Our philosophy for the next few years will continue to be to invest in our product strategy and development, sales and go-to-market to support our long-term revenue growth and profitability. We believe these investments will help us address some of the challenges facing our business such as demand for our products by existing and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, the innovation of new features for existing products and the development of new products. We believe this strategy will help us retain our existing customers, increase our average annual subscription revenue per premium customer and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

As of September 30, 2015, we had 415 employees and 5,162 customers, of which 3,310 used our volume offerings and 1,852 used our premium offerings. As of September 30, 2014, we had 408 employees and 5,899 customers, of which 4,052 used our volume offerings and 1,847 used our premium offerings. We have decided to prioritize our premium product editions over our volume product editions. Our premium product editions have higher prices, the customers of our premium product editions use more of our solutions, and we believe that our premium customers represent a greater opportunity for our solutions.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $93.6 million in the nine months ended September 30, 2014 to $99.6 million in the nine months ended September 30, 2015, primarily as a result of continued adoption of Video Cloud across our customer base. Our consolidated net loss was $7.8 million and $13.0 million for the nine months ended September 30, 2015 and 2014, respectively. Included in consolidated net loss for the nine months ended September 30, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.4 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2014 was stock-based compensation expense, merger-related expenses and amortization of acquired intangible assets of $4.8 million, $3.0 million and $2.4 million, respectively.

For the nine months ended September 30, 2015 and 2014, our revenue derived from customers located outside North America was 35% and 41%, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the final month of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers on annual contracts, our Once customers, our Gallery customers, our Perform customers and our Video Marketing Suite customers. Our volume offerings include our Video Cloud Express customers, and our Zencoder customers on month-to-month contracts, pay-as-you-go contracts, or contracts for a period of less than one year.

As of September 30, 2015, we had 5,162 customers, of which 3,310 used our volume offerings and 1,852 used our premium offerings. As of September 30, 2014, we had 5,899 customers, of which 4,052 used our volume offerings and 1,847 used our premium offerings. We have shifted our go-to-market focus and growth strategy to growing our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during the nine months ended September 30, 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease during the remainder of 2015 as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate.  We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the nine months ended September 30, 2015 and 2014, the recurring dollar retention rate was 93% and 91%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. Average annual subscription revenue per customer for the nine months ended September 30, 2015 and 2014 is presented in the table below.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Customers (at period end)
Volume	3,310	4,052
Premium	1,852	1,847

Total customers (at period end)	5,162	5,899

Recurring dollar retention rate	93%	91%
Average annual subscription revenue per premium customer (in thousands)	$64.7	$60.2

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue - We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one-year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We have discontinued marketing the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

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

Perform is offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which include a subscription to Perform and a pre-determined amount of video streams. The pricing for Perform is based on the number of users, accounts and usage, which is comprised of video streams. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

Video Marketing Suite is offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which include a subscription to Video Cloud, the Video Cloud Live Module, Gallery and a pre-determined amount of video streams or plays, bandwidth and managed content. The pricing for Video Marketing Suite is based on the number of users, accounts and usage, which is comprised of video streams or plays, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

All Once, Gallery, Perform and Video Marketing Suite customers are considered premium customers. All volume and premium customers are entitled to basic support and premium customers may separately purchase gold or platinum support, which includes phone support, extended support hours and faster response times.

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

Cost of revenue increased in absolute dollars from the first nine months of 2014 to the first nine months of 2015. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at September 30, 2015, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2015 and 2014, we recorded $1.5 million of stock-based compensation expense. For the nine months ended September 30, 2015 and 2014, we recorded $4.3 million and $4.8 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2015 and 2014, 39% and 44%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2015 and 2014, 40% and 45%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2015 and 2014, 25% and 30%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the nine months ended September 30, 2015 and 2014, 27% and 32%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except percentages and per share data)
Revenue:
Subscription and support revenue	$33,184	$30,450	$96,912	$89,754
Professional services and other revenue	653	1,077	2,658	3,881

Total revenue	33,837	31,527	99,570	93,635
Cost of revenue:
Cost of subscription and support revenue	10,314	9,467	31,017	28,096
Cost of professional services and other revenue	1,198	1,352	3,645	4,414

Total cost of revenue	11,512	10,819	34,662	32,510

Gross profit	22,325	20,708	64,908	61,125
Operating expenses:
Research and development	7,233	7,187	22,320	20,548
Sales and marketing	11,664	11,273	34,406	34,714
General and administrative	4,391	4,735	14,761	14,597
Merger-related	62	623	138	3,011

Total operating expenses	23,350	23,818	71,625	72,870

Loss from operations	(1,025)	(3,110)	(6,717)	(11,745)
Other expense, net	(127)	(614)	(780)	(1,020)

Loss before income taxes	(1,152)	(3,724)	(7,497)	(12,765)
Provision for income taxes	123	81	255	204

Net loss	(1,275)	(3,805)	(7,752)	(12,969)
Net loss per share - basic and diluted	$(0.04)	$(0.12)	$(0.24)	$(0.41)

Weighted-average number of common shares used in computing net loss per share	32,636,084	32,247,453	32,560,478	31,814,570

Overview of Results of Operations for the Three Months Ended September 30, 2015 and 2014

Total revenue increased by 7%, or $2.3 million, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in subscription and support revenue of 9%, or $2.7 million, offset partially by a decrease in professional services and other revenue of 39%, or $424,000. The increase in subscription and support revenue resulted primarily from an increase in revenue from existing customers as well as an increase in the number of our premium customers, which was 1,852 as of September 30, 2015, compared to 1,847 as of September 30, 2014. In addition, our revenue from premium offerings grew by $2.7 million, or 9%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. These increases are offset by a $1.1 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2014. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.6 million, or 8%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to an increase in revenue. With the continued growth in our total revenue, our ability to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $1.0 million in the three months ended September 30, 2015 compared to $3.1 million in the three months ended September 30, 2014. Loss from operations in the three months ended September 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $774,000, respectively. Loss from operations in the three months ended September 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $1.5 million, $827,000 and $623,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2015, we had $23.8 million of unrestricted cash and cash equivalents, an increase of $900,000 from $22.9 million at December 31, 2014, due primarily to $4.2 million of cash provided by operating activities and $1.7 million in proceeds from an equipment financing. These increases were offset by $2.5 million in capital expenditures, $1.0 million in capitalization on internal-use software costs, $988,000 in payments under capital lease obligations and $576,000 in payments on an equipment financing.

Revenue

	Three Months Ended September 30,
	2015		2014		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$31,688	94%	$28,950	92%	$2,738	9%
Volume	2,149	6	2,577	8	(428)	(17)
Total	$33,837	100%	$31,527	100%	$2,310	7%

During the three months ended September 30, 2015, revenue increased by $2.3 million, or 7%, compared to the three months ended September 30, 2014, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $2.7 million, or 9%, is partially the result of an 11% increase in the average annual subscription revenue per premium customer during the three months ended September 30, 2015 and an increase in the number of premium customers from 1,847 at September 30, 2014 to 1,852 at September 30, 2015. These increases are offset by a $1.1 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2014. In the three months ended September 30, 2015, volume revenue decreased by $428,000, or 17%, compared to the three months ended September 30, 2014, due primarily to the discontinuation of entry-level Video Cloud Express offerings.

	Three Months Ended September 30,
	2015		2014		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$33,184	98%	$30,450	97%	$2,734	9%
Professional services and other	653	2	1,077	3	(424)	(39)
Total	$33,837	100%	$31,527	100%	$2,310	7%

In the three months ended September 30, 2015, subscription and support revenue increased by $2.7 million, or 9%, compared to the three months ended September 30, 2014. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and an 11% increase in the average annual subscription revenue per premium customer. These increases are offset by a $1.1 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2014. Professional services and other revenue decreased by 39%, or $424,000, due to a decrease in the number of professional service engagements that were related to projects and implementations supporting subscription sales. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2015		2014		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$22,118	65%	$19,254	61%	$2,864	15%
Europe	6,049	18	7,451	23	(1,402)	(19)
Japan	2,249	7	2,181	7	68	3
Asia Pacific	3,035	9	2,383	8	652	27
Other	386	1	258	1	128	50
International subtotal	11,719	35	12,273	39	(554)	(5)
Total	$33,837	100%	$31,527	100%	$2,310	7%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended September 30, 2015, total revenue for North America increased $2.9 million, or 15%, compared to the three months ended September 30, 2014. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended September 30, 2015, total revenue outside of North America decreased $554,000, or 5%, compared to the three months ended September 30, 2014. The decrease in revenue from International regions is primarily related to Europe, as we have experienced a decrease in sales in this region, combined with a $1.1 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2014. This decrease was offset by an increase in subscription and support revenue from our premium offerings.

Cost of Revenue

	Three Months Ended September 30,
	2015		2014		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$10,314	31%	$9,467	31%	$847	9%
Professional services and other	1,198	183	1,352	126	(154)	(11)
Total	$11,512	34%	$10,819	34%	$693	6%

In the three months ended September 30, 2015, cost of subscription and support revenue increased $847,000, or 9%, compared to the three months ended September 30, 2014. The increase resulted primarily from an increase in network hosting services, content delivery network expenses and employee-related expenses of $487,000, $247,000 and $141,000, respectively.

In the three months ended September 30, 2015, cost of professional services and other revenue decreased $154,000, or 11%, compared to the three months ended September 30, 2014. The decrease resulted primarily from a decrease in employee-related expenses of $152,000.

Gross Profit

	Three Months Ended September 30,
	2015		2014		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$22,870	69%	$20,983	69%	$1,887	9%
Professional services and other	(545)	(83)	(275)	(26)	(270)	(98)
Total	$22,325	66%	$20,708	66%	$1,617	8%

The overall gross profit percentage was 66% for the three months ended September 30, 2015 and 2014. Subscription and support gross profit increased $1.9 million, or 9%, compared to the three months ended September 30, 2014. Professional services and other gross profit decreased $270,000, or 98%, compared to the three months ended September 30, 2014 primarily due to a reduction in revenue without a corresponding reduction in costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2015		2014		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,233	21%	$7,187	22%	$46	1%
Sales and marketing	11,664	35	11,273	36	391	3
General and administrative	4,391	13	4,735	15	(344)	(7)
Merger-related	62	—	623	2	(561)	(90)
Total	$23,350	69%	$23,818	75%	$(468)	(2)%

Research and Development.    In the three months ended September 30, 2015, research and development expense increased by $46,000, or 1%, compared to the three months ended September 30, 2014 primarily due to increases in rent and employee-related expenses of $73,000 and $59,000, respectively. These increases were partially offset by a decrease in contractor expenses of $67,000. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended September 30, 2015, sales and marketing expense increased by $391,000, or 3%, compared to the three months ended September 30, 2014 primarily due to increases in employee-related, stock-based compensation and commission expenses of $576,000, $310,000 and $120,000, respectively. These increases were partially offset by a decrease in marketing programs of $504,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended September 30, 2015, general and administrative expense decreased by $344,000, or 7%, compared to the three months ended September 30, 2014 primarily due to decreases in stock-based compensation expense and outside accounting and legal fees of $356,000 and $161,000, respectively. These decreases were offset by an increase in contractor expenses of $171,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. In the three months ended September 30, 2015, merger-related expenses decreased $561,000, or 90%, compared to the three months ended September 30, 2014 primarily due to a decrease in the costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Three Months Ended September 30,
	2015		2014		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$2	—%	$1	—%	$1	100%
Interest expense	(31)	—	(22)	—	(9)	(41)
Other expense, net	(98)	—	(593)	(2)	495	83
Total	$(127)	—%	$(614)	(2)%	$487	79%

In the three months ended September 30, 2015, interest income, net, increased by $1,000 compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended September 30, 2015 is primarily comprised of interest paid on capital leases and an equipment financing. The decrease in other expense, net during the three months ended September 30, 2015 was primarily due to a decrease of $500,000 in foreign currency exchange losses that are recorded upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended September 30,
	2015		2014		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$123	—%	$81	—%	$42	52%

In the three months ended September 30, 2015, provision for income taxes increased by $42,000 or 52%, compared to the three months ended September 30, 2014 primarily due to an increase in income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Total revenue increased by 6%, or $5.9 million, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in subscription and support revenue of 8%, or $7.2 million, offset partially by a decrease in professional services and other revenue of 32%, or $1.2 million. The increase in subscription and support revenue resulted primarily from an increase in revenue from existing customers as well as an increase in the number of our premium customers, which was 1,852 as of September 30, 2015, compared to 1,847 as of September 30, 2014. In addition, our revenue from premium offerings grew by $6.7 million, or 8%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases are offset by a $3.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2014. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $3.8 million, or 6%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $6.7 million in the nine months ended September 30, 2015 compared to $11.7 million in the nine months ended September 30, 2014. Loss from operations in the nine months ended September 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.4 million, respectively. Loss from operations in the nine months ended September 30, 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $4.8 million, $2.4 million and $3.0 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

Revenue

	Nine Months Ended September 30,
	2015		2014		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$92,677	93%	$86,010	92%	$6,667	8%
Volume	6,893	7	7,625	8	(732)	(10)
Total	$99,570	100%	$93,635	100%	$5,935	6%

During the nine months ended September 30, 2015, revenue increased by $5.9 million, or 6%, compared to the nine months ended September 30, 2014, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $6.7 million, or 8%, is partially the result of a 7% increase in the average annual subscription revenue per premium customer during the nine months ended September 30, 2015 and an increase in the number of premium customers from 1,847 at September 30, 2014 to 1,852 at September 30, 2015. These increases are offset by a $3.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2014. In the nine months ended September 30, 2015, revenue from our volume offerings decreased by $732,000, or 10%, compared to the nine months ended September 30, 2014, due primarily to the discontinuation of marketing for entry-level Video Cloud Express offerings.

	Nine Months Ended September 30,
	2015		2014		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$96,912	97%	$89,754	96%	$7,158	8%
Professional services and other	2,658	3	3,881	4	(1,223)	(32)
Total	$99,570	100%	$93,635	100%	$5,935	6%

In the nine months ended September 30, 2015, subscription and support revenue increased by $7.2 million, or 8%, compared to the nine months ended September 30, 2014. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and an 7% increase in the average annual subscription revenue per premium customer during the nine months ended September 30, 2015. Professional services and other revenue decreased by 32%, or $1.2 million, compared to the nine months ended September 30, 2014. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2015		2014		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$63,636	65%	$55,749	59%	$7,887	14%
Europe	19,235	19	23,808	25	(4,573)	(19)
Japan	6,294	6	6,114	7	180	3
Asia Pacific	9,144	9	7,259	8	1,885	26
Other	1,261	1	705	1	556	79
International subtotal	35,934	35	37,886	41	(1,952)	(5)
Total	$99,570	100%	$93,635	100%	$5,935	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the nine months ended September 30, 2015, total revenue for North America increased $7.9 million, or 14%, compared to the nine months ended September 30, 2014. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the nine months ended September 30, 2015, total revenue outside of North America decreased $2.0 million, or 5%, compared to the nine months ended September 30, 2014. The decrease in revenue from International regions is primarily related to Europe, as we have experienced a decrease in sales in this region , combined with a $3.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2014. These decreases were offset by an increase in subscription and support revenue from our premium offerings.

Cost of Revenue

	Nine Months Ended September 30,
	2015		2014		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$31,017	32%	$28,096	31%	$2,921	10%
Professional services and other	3,645	137	4,414	114	(769)	(17)
Total	$34,662	35%	$32,510	35%	$2,152	7%

In the nine months ended September 30, 2015, cost of subscription and support revenue increased $2.9 million, or 10%, compared to the nine months ended September 30, 2014. The increase resulted primarily from an increase in the network hosting services, employee-related expenses, depreciation expense and content delivery network expenses of $1.2 million, $513,000, $414,000 and $267,000, respectively. There were also increases in the cost of third-party software integrated with our service offering and maintenance expenses of $246,000 and $169,000, respectively.

In the nine months ended September 30, 2015, cost of professional services and other revenue decreased $769,000, or 17%, compared to the nine months ended September 30, 2014. The decrease resulted primarily from decreases in contractor and employee-related expenses of $427,000 and $421,000, respectively.

Gross Profit

	Nine Months Ended September 30,
	2015		2014		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$65,895	68%	$61,658	69%	$4,237	7%
Professional services and other	(987)	(37)	(533)	(14)	(454)	(85)
Total	$64,908	65%	$61,125	65%	$3,783	6%

The overall gross profit percentage was 65% for the nine months ended September 30, 2015 and 2014. Subscription and support gross profit increased $4.2 million, or 7%, compared to the nine months ended September 30, 2014. Professional services and other gross profit decreased $454,000, or 85%, compared to the nine months ended September 30, 2014 primarily due to a reduction in revenue without a corresponding reduction in costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2015		2014		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$22,320	22%	$20,548	22%	$1,772	9%
Sales and marketing	34,406	35	34,714	37	(308)	(1)
General and administrative	14,761	15	14,597	15	164	1
Merger-related	138	—	3,011	3	(2,873)	(95)
Total	$71,625	72%	$72,870	77%	$(1,245)	(2)%

Research and Development.   In the nine months ended September 30, 2015, research and development expense increased by $1.8 million, or 9%, compared to the nine months ended September 30, 2014 primarily due to increases in employee-related expenses, rent expense, stock-based compensation and recruiting expenses of $1.2 million, $356,000, $110,000 and $96,000, respectively.

Sales and Marketing.   In the nine months ended September 30, 2015, sales and marketing expense decreased $308,000, or 1%, compared to the nine months ended September 30, 2014 primarily due to decrease in marketing programs of $1.1 million. This decrease was partially offset by increases in employee-related expenses and contractor expenses of $365,000 and $232,000, respectively.

General and Administrative.   In the nine months ended September 30, 2015, general and administrative expense increased by $164,000, or 1%, compared to the nine months ended September 30, 2014 primarily due to an increase in depreciation, contractor, outside accounting and legal fees, and bad debt expenses of $408,000, $384,000, $204,000 and $195,000, respectively. These expenses were offset by decreases in stock-based compensation and employee-related expenses of $621,000 and $222,000, respectively.

Merger-related. In the nine months ended September 30, 2015, merger-related expenses decreased $2.9 million, or 95%, compared to the nine months ended September 30, 2014. The decrease is primarily due to $1.7 in costs incurred in connection with the closing of the acquisition of substantially all of the assets of Unicorn, during the nine months ended September 30, 2014, without corresponding costs during the nine months ended September 30, 2015. There was also a decrease in the costs associated with the retention of certain employees of Unicorn of $1.1 million.

Other Expense, Net

	Nine Months Ended September 30,
	2015		2014		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$4	—%	$10	—%	$(6)	(60)%
Interest expense	(71)	—	(67)	—	(4)	(6)
Other expense, net	(713)	(1)%	(963)	(1)%	250	26
Total	$(780)	(1)%	$(1,020)	(1)%	$240	24%

In the nine months ended September 30, 2015, interest income, net, decreased by $6,000 compared to the corresponding period of the prior year. The decrease is primarily due to the maturity of certain investments in marketable securities during the second quarter of 2014 as interest income is generated from investments of our cash balances, less related bank fees.

The interest expense during the nine months ended September 30, 2015 is primarily comprised of interest paid on capital leases and an equipment financing. The decrease in other expense, net during the nine months ended September 30, 2015 was primarily due to a decrease of $250,000 in foreign currency exchange losses that are recorded upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Nine Months Ended September 30,
	2015		2014		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$255	—%	$204	—%	$51	25%

In the nine months ended September 30, 2015, provision for income taxes increased by $51,000, or 25%, compared to the nine months ended September 30, 2014 primarily due to an increase in income tax expenses related to foreign jurisdictions.

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

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2015	2014
	(in thousands)
Purchases of property and equipment	$(2,479)	$(2,500)
Depreciation and amortization	6,898	6,114
Cash flows provided by (used in) operating activities	4,249	(1,650)
Cash flows used in investing activities	(3,499)	(9,354)
Cash flows provided by (used in) financing activities	164	(276)

Cash, cash equivalents and investments.

Our cash and cash equivalents at September 30, 2015 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At September 30, 2015 and December 31, 2014, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At September 30, 2015 and December 31, 2014, we had $4.6 million and $3.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 55 days at September 30, 2015 and 63 days at December 31, 2014.

Cash flows provided by (used in) operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2015 was $4.2 million and consisted of $7.8 million of net loss offset by non-cash expenses of $6.9 million for depreciation and amortization expense and $4.3 million for stock-based compensation expense. Uses of cash included a decrease in accrued expenses of $1.7 million and an increase in prepaid expenses and other current assets of $441,000. These outflows were offset in part by a decrease in accounts receivable of $1.1 million and an increase in accounts payable and deferred revenue of $1.0 million and $957,000, respectively.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2015 was $3.5 million, consisting primarily of $2.5 million in capital expenditures to support the business and $1.0 million for the capitalization of internal-use software costs.

Cash flows provided by (used in) financing activities.

Cash provided by financing activities for the nine months ended September 30, 2015 was $164,000, consisting of proceeds received from an equipment financing and the exercise of common stock options of $1.7 million and $72,000, respectively, offset partially by payments under capital lease and the equipment financing of $988,000 and $576,000, respectively.

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

On October 3, 2014, we further amended our loan and security agreement with SVB pursuant to the Third Loan Modification Agreement (the “Modification Agreement”) to (i) increase the aggregate amount of borrowings that may be outstanding under our asset-based line of credit from $10.0 million to $20.0 million, (ii) increase the aggregate Facility Amount (as defined in the loan and security agreement) available pursuant to the loan and security agreement from $12.5 million to $25.0 million, (iii) provide for an unused line fee of 0.25% of the average unused portion of the Maximum Availability Amount (as defined in the loan and security agreement) per year and (iv) extend the maturity date to October 3, 2016. The interest rate decreased from the prime rate plus 1.5% to the prime rate plus 0.75%. Under the Modification Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio, a minimum net income threshold based on non-GAAP operating measures and a minimum net cash balance at certain points throughout the year. The interest rate will increase to the prime rate plus 2.25% if we are not able to meet the minimum asset coverage ratio. We had no outstanding borrowings under this line of credit at September 30, 2015. We were in compliance with all covenants under the loan and security agreement as of September 30, 2015.

On June 1, 2015, we entered into an equipment financing agreement with a lender (the “Equipment Financing Agreement”) to finance the purchase of $1.7 million in computer equipment and support. The liability relating to the Equipment Financing Agreement was recorded at fair value using a market interest rate. We are repaying our obligation under the Equipment Financing Agreement over a two year period through May 31, 2017, and the amount outstanding was $1.1 million as of September 30, 2015.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets as of September 30, 2015 and December 31, 2014.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for capital leases and equipment financing as well as content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Our contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the obligations outlined in our Annual Report on Form 10-K, we had $792,000 of capital lease obligations and $1.1 million of equipment financing obligations as of September 30, 2015.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2015	2014
Revenues generated in locations outside the United States	39%	44%
Revenues in currencies other than the United States dollar (1)	25%	30%
Expenses in currencies other than the United States dollar (1)	14%	15%

	Nine Months Ended September 30,
	2015	2014
Revenues generated in locations outside the United States	40%	45%
Revenues in currencies other than the United States dollar (1)	27%	32%
Expenses in currencies other than the United States dollar (1)	14%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Revenues	Expenses	Revenues	Expenses
Euro	6%	3%	11%	3%
British pound	8	6	8	7
Japanese Yen	7	3	7	3
Other	4	2	4	2
Total	25%	14%	30%	15%

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	13%	2%
British pound	9	6	8	7
Japanese Yen	6	3	6	3
Other	5	3	5	3
Total	27%	14%	32%	15%

As of September 30, 2015 and December 31, 2014, we had $5.1 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at September 30, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.7 million, decreased expenses by $1.5 million and decreased operating income by $1.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2015 and 2014.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $23.8 million at September 30, 2015. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $31,000 and $71,000 of interest expense during the three and nine months ended September 30, 2015, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate plus 0.25%, the related interest expense recorded would be subject to changes in the prime rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chief Executive Officer, David Mendels has entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under this plan may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

BRIGHTCOVE INC.
(Registrant)

Date: October 29, 2015	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By:
/s/ Kevin R. Rhodes

Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)