Form 10-K
period 2015-12-31
BRIGHTCOVE INC
filed 2016-02-26
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2015, was $154,779,141. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 22, 2016 there were 32,759,524 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Gallery, or Gallery, is a cloud-based service that enables customers to create and publish video portals. Brightcove Perform, or Perform, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Lift, or Lift, released in October 2015, is a solution designed to defeat ad blockers, optimize ad delivery and deliver a premium TV-like viewing experience across connected platforms.

Since 2014, our go-to-market approach for our solutions has been focused primarily on (i) media companies and (ii) digital marketers in a wide range of enterprises and organizations.

As of December 31, 2015, we had 5,047 customers in over 75 countries, including many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $125.0 million in the year ended December 31, 2014 to $134.7 million in the year ended December 31, 2015. As of December 31, 2014, we had 5,770 customers, of which 3,907 used our volume offerings and 1,863 used our premium offerings. As of December 31, 2015, we had 5,047 customers, of which 3,184 used our volume offerings and 1,863 used our premium offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, modular and scalable solutions. Video Cloud provides a single, integrated solution to meet a range of video publishing and distribution needs. Video Marketing Suite is an end-to-end solution of video technologies built for the needs of modern marketers. Each of Zencoder, Once, Gallery, Perform, and Lift are modular solutions that customers can either use on a stand-alone basis or integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

•	Easy to use and low total cost of ownership. Our products were designed to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.

•	Open platforms and extensive ecosystem. Our open and extensible platforms enable our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of partners, which we refer to as the Brightcove Alliance. More than 150 Brightcove Alliance members have built solutions that rely upon, or are already integrated with, our platforms. This ecosystem includes leading technology companies such as Akamai, comScore, Google and Oracle and providers of niche technology services. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.

•	Help customers achieve business objectives. Our customers use our products to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, monetizing content, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online strategy.

•	Ongoing customer-driven development. Through our account managers, customer support teams, product managers and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. For example, in 2015 we introduced Brightcove Jump Start for Apple TV, a new service offering that enables customers to quickly launch video apps on the fourth-generation Apple TV. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•	We are the recognized online video platform market leader. In 2015, our customers used Video Cloud to deliver an average of approximately 1.8 billion video streams per month, which we believe is more video streams per month than any other professional solution. We have over recent years received numerous awards for our market leadership from industry analysts such as Frost & Sullivan, ABI Research and Forrester.

•	We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan, Asia Pacific and the Middle East. Today, we have employees in nine countries. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. As of December 31, 2015, organizations throughout the world used Video Cloud to reach viewers in approximately 245 countries and territories.

•	We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 88% in each of the last four fiscal quarters, including 91%, 88%, 101% and 98% for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•

We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes, from large global enterprises to small and medium-sized businesses, across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•	Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Adobe, Allaire, Amazon Web Services, AT&T, Citrix, Lycos and Macromedia.

Our Customers

As of December 31, 2015, we had 5,047 customers in over 75 countries. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations. While our solutions are tailored to meet the needs of media companies and digital marketers in a wide range of enterprises and organizations, we believe our solutions can benefit any organization with a website or digital content.

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

Lift

Lift is a solution designed to defeat ad blockers, optimize ad delivery and deliver a premium TV-like viewing experience across connected platforms. Lift is a bundled offering of Once and Perform, which combines server-side ad insertion with leading video player technology to enable broadcasters and publishers to increase ad deliverability and inventory while supporting client-side interactivity, reporting and analytics.

Editions

Each of our products is offered to customers on a subscription-based SaaS model, with varying levels of usage entitlements, support and, in certain cases, functionality. Our customers pay us a monthly, quarterly or annual subscription fee for access to our products. This model allows our customers to scale their level of investment and usage based on the size and complexity of their needs.

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

All Once, Gallery, Perform, Video Marketing Suite and Lift customers are considered premium customers.

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

We entered into our agreement with Limelight in March 2006. Our agreement with Limelight enables us to use Limelight CDN services for our own benefit and to resell Limelight CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is April 30, 2016. We believe the agreement will be renewed or the term of the agreement will be extended again prior to the expiration of the service continuation period described below.

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

In the United States, we have 27 issued and/or allowed patents and 17 patent applications pending. Internationally, we have 11 issued and/or allowed patents and 20 patent applications pending, including one pending Patent Cooperation Treaty application and three patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in Canada, United Kingdom, Australia, Hong Kong and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

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

Competition

We compete with video-sharing sites such as YouTube, in-house solutions, online video platforms and certain niche technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets and larger sales teams, as well as greater financial, technical and other resources. The overall markets for our products are fragmented, rapidly evolving and highly competitive.

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

Our research and development expenses were $29.3 million, $28.3 million and $21.1 million in 2015, 2014 and 2013, respectively, which included stock-based compensation expense of $1.4 million, $1.4 million and $1.2 million, respectively. As of December 31, 2015, we had 147 employees in research and development.

Employees

As of December 31, 2015, we had 413 employees, of which 328 were located in the United States and 85 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Subsequent Events

For information on subsequent events, see Subsequent Events in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Available Information

Our principal executive offices are located at 290 Congress Street, Boston, Massachusetts, 02210. Our telephone number is (888) 882-1880. Our website address is www.brightcove.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $10.2 million for the year ended December 31, 2013, a consolidated net loss of $16.9 million for the year ended December 31, 2014 and a consolidated net loss of $7.6 million for the year ended December 31, 2015. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

Substantially all of our revenue has historically come from a single product, Video Cloud.

We have historically been substantially dependent on revenue from a single product, Video Cloud, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. Our business would be harmed by a decline in the market for Video Cloud, increased competition in the market for online video platforms, or our failure or inability to provide sufficient investment to support Video Cloud as needed to maintain or grow its competitive position.

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

We increased our number of full-time employees from 347 as of December 31, 2013, to 410 as of December 31, 2014 and to 413 as of December 31, 2015, and our revenue grew from $109.9 million in 2013 to $125.0 million in 2014 and to $134.7 million in 2015. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;

•	difficulties in integrating the personnel of a target company;

•	difficulties in supporting and transitioning customers, if any, of a target company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or a target company’s business; and

•	inability to generate sufficient revenue to offset acquisition costs.

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

Unauthorized disclosure of data, unauthorized access to our service and misuse of our service could adversely affect our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, increased costs or other liabilities. If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability. If the measures we have put in place to limit or restrict access to and use of functionality, usage entitlements and support for customers or prospective customers are breached, circumvented or ineffective as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to and use of functionality, usage entitlements and support, our business may suffer or we could incur significant liability and/or costs.

Techniques used to obtain unauthorized access or use or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Failure of our customers to pay the amounts owed to us, or to pay such amounts in a timely manner, may adversely affect our financial condition and operating results.

If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition, including impacting the timing of revenue recognition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

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

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “BCOV” since our initial public offering on February 17, 2012. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
2014
First Quarter 2014	$14.70	$9.17
Second Quarter 2014	$10.80	$7.78
Third Quarter 2014	$10.93	$5.40
Fourth Quarter 2014	$8.16	$5.06
2015
First Quarter 2015	$8.46	$6.83
Second Quarter 2015	$7.72	$6.36
Third Quarter 2015	$7.01	$4.80
Fourth Quarter 2015	$7.16	$4.79

On February 22, 2016, the last reported sale price for our common stock on the NASDAQ Global Market was $5.86 per share.

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

Stockholders

As of February 22, 2016, there were approximately 186 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 17, 2012 (the date of our initial public offering) and December 31, 2015, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on February 17, 2012 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 17, 2012 of $14.30 per share as the initial value of our common stock and not the initial offering price to the public of $11.00 per share.

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

	2/17/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Brightcove Inc.	100.0	63.2	98.9	54.4	43.4
NASDAQ Composite Index	100.0	102.3	141.5	160.4	169.6
NASDAQ Computer & Data Processing Index	100.0	97.4	128.5	154.0	163.6

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

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2015	2014 (2)	2013	2012 (1)	2011
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$131,010	$120,324	$103,116	$84,257	$60,169
Professional services and other revenue	3,696	4,693	6,779	3,716	3,394

Total revenue	134,706	125,017	109,895	87,973	63,563
Cost of revenue: (3) (4)
Cost of subscription and support revenue	41,735	38,015	29,205	22,553	15,478
Cost of professional services and other revenue	4,742	5,718	7,585	4,831	4,744

Total cost of revenue	46,477	43,733	36,790	27,384	20,222

Gross profit	88,229	81,284	73,105	60,589	43,341
Operating expenses: (3) (4)
Research and development	29,302	28,252	21,052	18,725	15,267
Sales and marketing	45,795	46,014	41,000	38,725	31,564
General and administrative	19,862	19,136	18,478	16,734	12,640
Merger-related	201	3,075	2,069	1,852	—

Total operating expenses	95,160	96,477	82,599	76,036	59,471

Loss from operations	(6,931)	(15,193)	(9,494)	(15,447)	(16,130)
Other income (expense):
Interest income	6	11	58	106	23
Interest expense	(96)	(96)	—	(241)	(358)
Other expense, net	(168)	(1,355)	(594)	(359)	(719)

Total other expense, net	(258)	(1,440)	(536)	(494)	(1,054)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(7,189)	(16,633)	(10,030)	(15,941)	(17,184)
Provision for (benefit from) income taxes	391	260	212	(3,489)	90

Consolidated net loss	(7,580)	(16,893)	(10,242)	(12,452)	(17,274)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	(20)	(734)	(361)

Net loss attributable to Brightcove Inc.	(7,580)	(16,893)	(10,262)	(13,186)	(17,635)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(733)	(5,639)

Net loss attributable to common stockholders	$(7,580)	$(16,893)	$(10,262)	$(13,919)	$(23,274)

Net loss per share attributable to common stockholders — basic and diluted	$(0.23)	$(0.53)	$(0.36)	$(0.57)	$(4.75)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	32,598	31,949	28,351	24,626	4,900

(1)	The results of operations for Zencoder have been included in our consolidated financial statements since the date of acquisition on August 14, 2012.
(2)	The results of operations for Unicorn have been included in our consolidated financial statements since the date of acquisition on January 31, 2014.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
(3) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$181	$218	$248	$125	$52
Cost of professional services and other revenue	181	141	149	116	117
Research and development	1,392	1,399	1,191	687	367
Sales and marketing	2,155	2,193	2,225	1,606	1,008
General and administrative	2,105	2,436	2,588	3,309	2,653

Total stock-based compensation	$6,014	$6,387	$6,401	$5,843	$4,197
(4) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$2,031	$1,946	$1,013	$379	$—
Research and development	126	140	39	15	—
Sales and marketing	955	1,114	667	250	—

Total amortization of acquired intangible assets	$3,112	$3,200	$1,719	$664	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$27,637	$22,916	$36,108	$33,041	$17,227
Accounts receivable, net	21,213	21,463	21,560	18,596	14,693
Property and equipment, net	8,689	10,372	8,795	8,400	6,079
Working capital	6,592	4,582	20,634	20,656	10,204
Total assets	127,668	127,584	103,126	96,993	47,338
Current and long-term debt	—	—	—	—	7,000
Current and long-term deferred revenue	29,931	29,704	23,818	19,216	13,772
Redeemable convertible preferred stock warrants	—	—	—	—	424
Total stockholders’ equity (deficit)	78,135	80,763	60,380	64,492	(105,085)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Gallery, or Gallery, is a cloud-based service that enables customers to create and publish video portals. Brightcove Perform, or Perform, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Lift, or Lift, released in October 2015, is a solution designed to defeat ad blockers, optimize ad delivery and deliver a premium TV-like viewing experience across connected platforms.

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

As of December 31, 2014, we had 410 employees and 5,770 customers, of which 3,907 used our volume offerings and 1,863 used our premium offerings. As of December 31, 2015, we had 413 employees and 5,047 customers, of which 3,184 used our volume offerings and 1,863 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $125.0 million in the year ended December 31, 2014 to $134.7 million in the year ended December 31, 2015, primarily as a result of continued adoption of Video Cloud across our customer base. Our consolidated net loss was $7.6 million and $16.9 million for the years ended December 31, 2015 and 2014, respectively. Included in consolidated net loss for the year ended December 31, 2014 was stock-based compensation expense and amortization of acquired intangible assets of $6.4 million and $3.2 million, respectively. Included in consolidated net loss for the year ended December 31, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and $3.1 million, respectively.

For the years ended December 31, 2015 and 2014, our revenue derived from customers located outside North America was 36% and 40%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Once customers, our Zencoder customers, our Gallery customers, our Perform customers, our Video Marketing Suite customers and our Lift customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month and pay-as-you-go contracts.

As of December 31, 2015, we had 5,047 customers, of which 3,184 used our volume offerings and 1,863 used our premium offerings. As of December 31, 2014, we had 5,770 customers, of which 3,907 used our volume offerings and 1,863 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to growing our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2016 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the years ended December 31, 2015 and 2014, the recurring dollar retention rate was 95% and 93%, respectively.

•	Average annual subscription revenue per premium customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Twelve Months Ended December 31,
	2015	2014
Customers (at period end)
Volume	3,184	3,907
Premium	1,863	1,863

Total customers (at period end)	5,047	5,770

Recurring dollar retention rate	95%	93%
Average annual subscription revenue per premium customer (in thousands)	$65.8	$60.2

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment with consolidated billing, IP address filtering, the ability to produce live events with DVR functionality and advanced upload acceleration of content. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support or platinum support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We are discontinuing the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

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

Gallery is offered to customers of our premium Video Cloud editions on a subscription basis. A customer’s usage of Gallery counts against the pre-determined amount of video streams, bandwidth and managed content included with their Video Cloud Pro or Enterprise contract. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We also offer gold support or platinum support to our Gallery customers for an additional fee, which includes extended phone support.

Perform is offered to customers on a subscription basis. Customer arrangements are typically one year contracts, which include a subscription to Perform, basic support and a pre-determined amount of video streams. We also offer gold support or platinum support to our Perform customers for an additional fee, which includes extended phone support. The pricing for Perform is based on the number of users, accounts and usage, which is comprised of video streams. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

Video Marketing Suite is offered to customers on a subscription basis. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, the Video Cloud Live Module, Gallery, basic support and a pre-determined amount of video streams or plays, bandwidth and managed content. We also offer gold support or platinum support to our Video Marketing Suite customers for an additional fee, which includes extended phone support. The pricing for Video Marketing Suite is based on the number of users, accounts and usage, which is comprised of video streams or plays, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

Lift is offered to customers on a subscription basis. Customer arrangements are typically one year contracts, which include a subscription to Lift, basic support and a pre-determined amount of video streams. We also offer gold support or platinum support to our Lift customers for an additional fee, which includes extended phone support. The pricing for Lift is based on the number of users, accounts and usage, which is comprised of video streams. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

All Once, Gallery, Perform, Video Marketing Suite and Lift customers are considered premium customers.

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

Our backlog consists of the total future value of our committed customer contracts, whether billed or unbilled. As of December 31, 2015, we had backlog of approximately $76 million compared to backlog of approximately $68 million as of December 31, 2014. Of the approximately $76 million in backlog as of December 31, 2015, between $69 million and $71 million is expected to be recognized as revenue during the year ended December 31, 2016. Because revenue for any period is a function of revenue recognized from backlog at the beginning of the period as well as from contract renewals and new customer contracts executed during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Cost of revenue increased in absolute dollars from 2014 to 2015. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn and Zencoder. Approximately $1.5 million is required to be paid to retain certain key employees from the Unicorn acquisition, of which $500,000 remains to be paid as of December 31, 2015. The period in which these services are to be performed varies by employee. Additionally, approximately $2.5 million was required to be paid to retain certain key employees from the Zencoder acquisition over a two-year period from the date of acquisition of Zencoder as services were performed. Given that the retention amount is related to a future service requirement, the related expense is being recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at December 31, 2015, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2015, 2014, and 2013, we recorded $6.0 million, $6.4 million, and $6.4 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the year ended December 31, 2015, 2014, and 2013, 40%, 44%, and 45%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 27%, 31%, and 31%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

Revenue Recognition

We primarily derive revenue from the sale of our online video platform, which enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Revenue is derived from three primary sources: (1) the subscription to our technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include customization services.

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

Multiple-Element Arrangements

We periodically enter into multiple-element service arrangements that include platform subscription fees, support fees, and, in certain cases, other professional services.

We assess arrangements with multiple deliverables under Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force. Arrangement consideration is allocated to deliverables based on their relative selling price.

In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, we account for each deliverable separately. Subscription services have stand-alone value as such services are often sold separately. In determining whether professional services have stand-alone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-element arrangements executed have stand-alone value.

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

The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. We analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Provisions for allowances for doubtful accounts are recorded in general and administrative expense. If, upon signing a customer arrangement, the related account receivable is not considered collectable, we will defer the associated revenue until we collect the cash. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2015, our allowance for doubtful accounts was $332,000.

Software Development Costs

Costs incurred to develop software applications used in our on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is three years. We capitalized $1.5 million in 2015, $474,000 in 2014 and $1.1 million in 2013, respectively, of internal-use software development costs. Amortization of software development costs was $469,000 in 2015, $397,000 in 2014 and $312,000 in 2013, respectively.

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net deferred tax assets at December 31, 2015 with the exception of the deferred tax assets related to Brightcove KK. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2015 and 2014, we had no material unrecognized tax benefits.

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

Stock-based Compensation

We value our shares of common stock in connection with the issuance of stock-based equity awards using the closing price of our shares of common stock on the NASDAQ Global Market on the date of the grant. Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense associated with equity awards to employees.

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards issued we estimate the fair value of each grant based on the stock price of our common stock on the date of grant. Prior to 2015, as there was no public market for its common stock prior to February 17, 2012, the effective date of the Company’s IPO, and as the trading history of our common stock was limited through December 31, 2015, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted had been determined using a weighted average of the historical volatility measures of this peer group of companies. Beginning in 2015, as there was at least three years of trading history of our common stock, the expected volatility of options granted has been determined using a weighted average of the historical volatility measures of this peer group of companies as well as the historical volatility of our own common stock. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock. In addition, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.96%	2.16%	1.80%
Expected volatility	46%	52%	54%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$131,010	$120,324	$103,116
Professional services and other revenue	3,696	4,693	6,779

Total revenue	134,706	125,017	109,895
Cost of revenue:
Cost of subscription and support revenue	41,735	38,015	29,205
Cost of professional services and other revenue	4,742	5,718	7,585

Total cost of revenue	46,477	43,733	36,790

Gross profit	88,229	81,284	73,105
Operating expenses:
Research and development	29,302	28,252	21,052
Sales and marketing	45,795	46,014	41,000
General and administrative	19,862	19,136	18,478
Merger-related	201	3,075	2,069

Total operating expenses	95,160	96,477	82,599

Loss from operations	(6,931)	(15,193)	(9,494)
Other expense:
Interest income	6	11	58
Interest expense	(96)	(96)	—
Other expense, net	(168)	(1,355)	(594)

Total other expense, net	(258)	(1,440)	(536)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(7,189)	(16,633)	(10,030)
Provision for income taxes	391	260	212

Consolidated net loss	(7,580)	(16,893)	(10,242)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	(20)

Net loss attributable to Brightcove Inc.	$(7,580)	$(16,893)	$(10,262)

Overview of Results of Operations for the Years Ended December 31, 2015 and 2014

Total revenue increased by 8%, or $9.7 million, in 2015 compared to 2014 due to an increase in subscription and support revenue of 9%, or $10.7 million, which was offset in part by a decrease in professional services and other revenue of 21%, or $997,000. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $11.0 million, or 10%, in 2015 compared to 2014. These increases were offset by a $4.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2014. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $6.9 million, or 9%, in 2015 compared to 2014, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $6.9 million in 2015 compared to $15.2 million in 2014. Loss from operations in 2015 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.0 million, $3.1 million and $0.2 million, respectively. Loss from operations in 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.4 million, $3.2 million and $3.1 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of December 31, 2015, we had $27.6 million of unrestricted cash and cash equivalents, an increase of $4.7 million from $22.9 million at December 31, 2014 due primarily to $9.1 million of cash provided by operating activities. This increase was partially offset by $1.5 million in capitalization of internal-use software costs, $1.4 million in capital expenditures and $1.3 million in payments under capital lease obligations.

Revenue

	Year Ended December 31,
	2015		2014		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$125,767	93%	$114,803	92%	$10,964	10%
Volume	8,939	7	10,214	8	(1,275)	(12)

Total	$134,706	100%	$125,017	100%	$9,689	8%

During 2015, revenue increased by $9.7 million, or 8%, compared to 2014, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $11.0 million, or 10%, compared to 2014, is partially the result of a 9% increase in the average annual subscription revenue per premium customer during 2015. There was a $4.0 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2014. In 2015, revenue from our volume offerings decreased by $1.3 million, or 12%, compared to 2014, due primarily to the discontinuation of marketing for entry-level Video Cloud Express offerings.

	Year Ended December 31,				Change
	2015		2014
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$131,010	97%	$120,324	96%	$10,686	9%
Professional services and other	3,696	3	4,693	4	(997)	(21)

Total	$134,706	100%	$125,017	100%	$9,689	8%

During 2015, subscription and support revenue increased by $10.7 million, or 9%, compared to 2014. The increase was primarily related to a 9% increase in the average annual subscription revenue per premium customer during 2015. Professional services and other revenue decreased by $997,000, or 21%, compared to 2014. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,				Change
	2015		2014
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$86,106	64%	$75,419	60%	$10,687	14%
Europe	25,380	19	30,624	25	(5,244)	(17)
Japan	9,061	7	7,902	6	1,159	15
Asia Pacific	12,380	9	10,109	8	2,271	22
Other	1,779	1	963	1	816	85

International subtotal	48,600	36	49,598	40	(998)	(2)

Total	$134,706	100%	$125,017	100%	$9,689	8%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2015, total revenue for North America increased $10.7 million, or 14%, compared to 2014. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. During 2015, total revenue outside of North America decreased $998,000, or 2%, compared to 2014. The decrease in revenue from International regions is primarily related to Europe, as we have experienced a decrease in sales in this region, combined with a reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2014. These decreases were offset by an increase in subscription and support revenue from our premium offerings.

Cost of Revenue

	Year Ended December 31,				Change
	2015		2014
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$41,735	32%	$38,015	32%	$3,720	10%
Professional services and other	4,742	128	5,718	122	(976)	(17)

Total	$46,477	35%	$43,733	35%	$2,744	6%

During 2015, cost of subscription and support revenue increased $3.7 million, or 10%, compared to 2014. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services and employee-related expenses of $1.7 million, $1.4 million and $535,000, respectively. There was also an increase in maintenance expense and expenses related to third-party software integrated with our service offering of $123,000 and $122,000, respectively. These increases were offset in part by a decrease in depreciation expense of $215,000 relating to the return of equipment under the June 2015 Equipment Financing Agreement.

During 2015, cost of professional services and other revenue decreased $976,000, or 17%, compared to 2014. The decrease resulted primarily from a decrease in employee-related and contractor expenses of $736,000 and $344,000, respectively.

Gross Profit

	Year Ended December 31,				Change
	2015		2014
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$89,275	68%	$82,309	68%	$6,966	8%
Professional services and other	(1,046)	(28)	(1,025)	(22)	(21)	(2)

Total	$88,229	65%	$81,284	65%	$6,945	9%

The overall gross profit percentage was 65% for both the years ended December 31, 2015 and 2014. Subscription and support gross profit increased $7.0 million, or 8%, compared to 2014. Professional services and other gross profit decreased $21,000, compared to 2014 primarily due to a reduction in revenue without a corresponding reduction in costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,				Change
	2015		2014
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$29,302	22%	$28,252	23%	$1,050	4%
Sales and marketing	45,795	34	46,014	37	(219)	—
General and administrative	19,862	15	19,136	15	726	4
Merger-related	201	—	3,075	2	(2,874)	(93)

Total	$95,160	71%	$96,477	77%	$(1,317)	(1)%

Research and Development. During 2015, research and development expense increased by $1.1 million, or 4%, compared to 2014 primarily due to additional employee-related, rent and recruiting expenses of $960,000, $393,000 and $211,000, respectively. These increases were partially offset by a decrease in contractor expenses of $441,000. In future periods, we expect that our research and development expense will continue to increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. During 2015, sales and marketing expense decreased $219,000, compared to 2014 primarily due to decreases in marketing programs, travel expenses and amortization of acquired intangible assets of $1.2 million, $406,000 and $159,000, respectively. These decreases were offset in part by an increase in employee-related, commission and contractor expenses of $907,000, $258,000 and $201,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. During 2015, general and administrative expense increased by $726,000 or 4%, compared to 2014 primarily due to an increase in contractor expenses, depreciation expense, outside accounting and legal fees, and bad debt expenses of $459,000, $414,000, $367,000 and $291,000, respectively. These increases were offset in part by a decrease in stock-based compensation, employee-related and recruiting expenses of $331,000, $259,000 and $148,000, respectively. In future periods, we expect general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During 2015, merger-related expenses decreased $2.9 million, or 93%, compared to 2014 primarily due to a $1.8 million decrease in costs incurred in connection with closing the acquisition of substantially all of the assets of Unicorn. There was also a decrease in the costs associated with the retention of certain employees of Unicorn and in the costs associated with the retention of certain employees of Zencoder of $1.0 million and $76,000, respectively.

Other Expense, Net

	Year Ended December 31,				Change
	2015		2014
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$6	—%	$11	—%	$(5)	(45)%
Interest expense	(96)	—	(96)	—	—	nm
Other expense, net	(168)	—	(1,355)	(1)	1,187	88

Total	$(258)	—%	$(1,440)	(1)%	$1,182	82%

During 2015, interest income, net, decreased by $5,000 compared to 2014. The decrease is primarily due to the larger invested cash balances in 2014 as compared to 2015 as interest income is generated from investments of our cash balances, less related bank fees.

The interest expense during 2015 is primarily comprised of interest paid on capital leases and an equipment financing. The interest expense during 2014 was primarily comprised of interest paid on capital leases. The decrease in other expenses, net is primarily due to a gain of $871,000 in 2015 upon the return of shares from escrow in connection with a business combination. There was also a decrease of $313,000 in foreign currency exchange losses that are recorded upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Year Ended December 31,				Change
	2015		2014
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$391	—%	$260	—%	$131	50%

During 2015, provision for income taxes increased by $131,000 compared to 2014. For both 2015 and 2014, the tax provision was primarily comprised of income tax expenses related to foreign jurisdictions. The increase in provision for income taxes is primarily related to expense from our subsidiary in Japan, as we utilized more net operating loss carryforwards in 2014 to offset taxable income without a corresponding amount utilized in 2015.

Overview of Results of Operations for the Years Ended December 31, 2014 and 2013

Total revenue increased by 14%, or $15.1 million, in 2014 compared to 2013 due to an increase in subscription and support revenue of 17%, or $17.2 million, which was offset in part by a decrease in professional services and other revenue of 31%, or $2.1 million. The increase in subscription and support revenue resulted primarily from an increase in the number of our premium customers, which was 1,863 as of December 31, 2014 an increase of 6% from 1,762 customers as of December 31, 2013, as well as a 7% increase in the average annual subscription revenue per premium customer and a $6.5 million contribution of revenue from the acquisition of Unicorn.

Our gross profit increased by $8.2 million, or 11%, in 2014 compared to 2013, primarily due to an increase in revenue. Loss from operations was $15.2 million 2014 compared to $9.5 million in 2013. Loss from operations in 2014 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.4 million, $3.2 million and $3.1 million, respectively. Loss from operations in 2013 included stock-based compensation expense, amortization of acquired intangible assets and merger-related expenses of $6.4 million, $1.7 million and $2.1 million, respectively.

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

	Year Ended December 31,				Change
	2014		2013
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$120,324	96%	$103,116	94%	$17,208	17%
Professional services and other	4,693	4	6,779	6	(2,086)	(31)

Total	$125,017	100%	$109,895	100%	$15,122	14%

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

	Year Ended December 31,				Change
	2014		2013
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$75,419	60%	$65,336	59%	$10,083	15%
Europe	30,624	25	27,180	25	3,444	13
Japan	7,902	6	6,497	6	1,405	22
Asia Pacific	10,109	8	10,095	9	14	—
Other	963	1	787	1	176	22

International subtotal	49,598	40	44,559	41	5,039	11

Total	$125,017	100%	$109,895	100%	$15,122	14%

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

Gross Profit

	Year Ended December 31,				Change
	2014		2013
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$82,309	68%	$73,911	72%	$8,398	11%
Professional services and other	(1,025)	(22)	(806)	(12)	(219)	(27)

Total	$81,284	65%	$73,105	67%	$8,179	11%

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

Sales and Marketing. During 2014, sales and marketing expense increased $5.0 million, or 12%, compared to 2013 primarily due to additional employee-related salaries and associated expenses, travel expenses and marketing programs of $2.4 million, $1.2 million and $572,000, respectively. There were also increases in amortization of acquired intangible assets and rent expenses of $447,000 and $235,000, respectively. These increases were offset in part by a decrease in commission expenses of $469,000.

General and Administrative. During 2014, general and administrative expense increased by $658,000, or 4%, compared to 2013 primarily due to an increase in outside accounting and legal fees, contractor expenses, and employee-related salaries and associated expenses of $648,000, $342,000 and $294,000, respectively. These increases were offset in part by a decrease in depreciation and bad debt expenses of $397,000 and $341,000, respectively.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flow Data
Purchases of property and equipment	$(1,390)	$(3,518)	$(3,415)
Depreciation and amortization	8,687	8,587	5,867
Cash flows provided by operating activities	9,081	1,485	7,318
Cash flows (used in) provided by investing activities	(2,846)	(10,471)	4,266
Cash flows (used in) provided by financing activities	(1,412)	(802)	746

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2015 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2015 and 2014, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At December 31, 2015 and 2014, we had $5.2 million and $3.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 56 days at December 31, 2015, 63 days at December 31, 2014, and 67 days at December 31, 2013.

Cash flows provided by operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during 2015 was $9.1 million. The cash flow provided by operating activities primarily resulted from net non-cash charges of $14.3 million, cash provided by changes in our operating assets and liabilities of $2.4 million, partially offset by net losses of $7.6 million. Net non-cash expenses consisted of $6.0 million for stock-based compensation expense, $8.7 million for depreciation and amortization expense, $408,000 in provision for reserves on accounts receivable, offset in part by an $871,000 gain from the settlement of an escrow claim. Cash provided from changes in our operating assets and liabilities consisted primarily of an increase in accounts payable of $1.8 million and a decrease in prepaid expenses of $680,000.

Cash flows (used in) provided by investing activities.

Cash used in investing activities during 2015 was $2.8 million, consisting primarily of $1.5 million for the capitalization of internal-use software costs and $1.4 million in capital expenditures to support the business.

Cash flows (used in) provided by financing activities.

Cash used in financing activities during 2015 was $1.4 million, consisting of repayments of equipment financing of $1.7 million made by a vendor on our behalf and payments under capital lease obligations of $1.3 million. These outflows were offset in part by proceeds received from equipment financing of $1.7 million.

Credit facility borrowings.

On November 19, 2015, we entered into a loan and security agreement with a lender (the Loan Agreement) providing for up to a $20.0 million asset based line of credit (the Line of Credit). We had previously entered into a loan and security agreement dated March 30, 2011 followed by three loan modification agreements. The new Loan Agreement replaces all prior loan agreements in their entirety. Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus the prime rate margin or the LIBOR rate plus the LIBOR rate margin. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of December 31, 2015.

On June 1, 2015, we entered into an equipment financing agreement with a lender (the June 2015 Equipment Financing Agreement) to finance the purchase of $1.7 million in computer equipment and support. The liability relating to the 2015 June Equipment Financing Agreement was recorded at fair value using a market interest rate. During the quarter ended December 31, 2015, we returned the equipment that was originally purchased and received a refund from the vendor for all amounts paid by the Company under the June 2015 Equipment Financing Agreement. As part of this transaction, the vendor repaid the outstanding debt obligation on our behalf. There were no amounts outstanding as of December 31, 2015.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the December 2015 Equipment Financing Agreement) to finance the purchase of $604,000 in computer equipment. As of December 31, 2015, no amounts were outstanding under the December 2015 Equipment Financing Agreement. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement. The Company is repaying its obligation under the December 2015 Equipment Financing Agreement over a two year period through January 2018.

Net operating loss carryforwards.

As of December 31, 2015, we had federal and state net operating losses of approximately $131.5 million and $48.0 million, respectively, which are available to offset future taxable income, if any, through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $12.3 million and $7.8 million, respectively. The tax benefits attributable to these net operating losses are credited directly to additional paid-in capital when realized. The Company has not realized any such tax benefits through December 31, 2015. We had federal and state research and development tax credits of $4.7 million and $2.9 million, respectively, which expire in various amounts through 2035. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our net deferred tax assets in the U.S. as of December 31, 2015 and December 31, 2014.

Based upon the level of historical income in Japan and future projections, we believe it is probable that we will realize the benefits of our future deductible differences. As such, we have not provided a valuation allowance against out net deferred tax assets as of December 31, 2015 and 2014.

Contractual Obligations and Commitments.

Our principal commitments consist primarily of obligations under our leases for our office space, capital lease arrangements for certain computer equipment and contractual commitments for hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2015:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$29,995	$6,625	$10,637	$8,316	$4,417
Capital lease obligations	1,567	850	717	—	—
Outstanding purchase obligations	16,649	8,649	8,000	—	—

Total	$48,211	$16,124	$19,354	$8,316	$4,417

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Year Ended December 31,
	2015	2014
Revenues generated in locations outside the United States	40%	44%
Revenues in currencies other than the United States dollar (1)	27%	31%
Expenses in currencies other than the United States dollar (1)	14%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Revenues	Expenses
Euro	7%	2%
British pound	8	6
Japanese yen	7	3
Other	5	3

Total	27%	14%

	Year Ended December 31, 2014
	Revenues	Expenses
Euro	12%	2%
British pound	8	6
Japanese yen	6	3
Other	5	4

Total	31%	15%

As of December 31, 2015 and 2014, we had $5.4 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.6 million, decreased expenses by $2.0 million and decreased operating income by $1.6 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2015 and 2014.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $27.6 million at December 31, 2015. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $96,000 of interest expense during 2015 related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate plus the prime rate margin or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Brightcove Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

We have audited the accompanying consolidated balance sheets of Brightcove Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightcove Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightcove Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2016

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,637	$22,916
Accounts receivable, net of allowance of $332 and $181 at December 31, 2015 and 2014, respectively	21,213	21,463
Prepaid expenses	3,320	3,127
Other current assets	1,259	1,215

Total current assets	53,429	48,721
Property and equipment, net	8,689	10,372
Intangible assets, net	13,786	16,898
Goodwill	50,776	50,776
Deferred tax asset (Note 9)	63	109
Restricted cash, net of current portion	201	201
Other assets	724	507

Total assets	$127,668	$127,584

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,302	$1,618
Accrued expenses	12,849	11,722
Capital lease liability	850	1,159
Deferred revenue	29,836	29,640

Total current liabilities	46,837	44,139
Deferred revenue, net of current portion	95	64
Other liabilities	2,601	2,618

Total liabilities	49,533	46,821
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,810,631 and 32,424,554 shares issued at December 31, 2015 and 2014, respectively	33	32
Additional paid-in capital	220,458	214,524
Treasury stock, at cost; 135,000 and 0 shares at December 31, 2015 and 2014, respectively	(871)	—
Accumulated other comprehensive loss	(888)	(776)
Accumulated deficit	(140,597)	(133,017)

Total stockholders’ equity	78,135	80,763

Total liabilities and stockholders’ equity	$127,668	$127,584

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenue: (1)
Subscription and support revenue	$131,010	$120,324	$103,116
Professional services and other revenue	3,696	4,693	6,779

Total revenue	134,706	125,017	109,895
Cost of revenue: (2) (3)
Cost of subscription and support revenue	41,735	38,015	29,205
Cost of professional services and other revenue	4,742	5,718	7,585

Total cost of revenue	46,477	43,733	36,790

Gross profit	88,229	81,284	73,105
Operating expenses: (2) (3)
Research and development	29,302	28,252	21,052
Sales and marketing	45,795	46,014	41,000
General and administrative	19,862	19,136	18,478
Merger-related	201	3,075	2,069

Total operating expenses	95,160	96,477	82,599

Loss from operations	(6,931)	(15,193)	(9,494)
Other income (expense):
Interest income	6	11	58
Interest expense	(96)	(96)	—
Other expense, net	(168)	(1,355)	(594)

Total other expense, net	(258)	(1,440)	(536)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(7,189)	(16,633)	(10,030)
Provision for income taxes	391	260	212

Consolidated net loss	(7,580)	(16,893)	(10,242)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	(20)

Net loss attributable to Brightcove Inc.	$(7,580)	$(16,893)	$(10,262)

Net loss per share attributable to common stockholders — basic and diluted	$(0.23)	$(0.53)	$(0.36)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	32,598	31,949	28,351

(1) Includes related party revenue	$—	$—	$42
(2) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$181	$218	$248
Cost of professional services and other revenue	181	141	149
Research and development	1,392	1,399	1,191
Sales and marketing	2,155	2,193	2,225
General and administrative	2,105	2,436	2,588
(3) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$2,031	$1,946	$1,013
Research and development	126	140	39
Sales and marketing	955	1,114	667

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated net loss	$(7,580)	$(16,893)	$(10,242)
Other comprehensive loss:
Foreign currency translation adjustments	(112)	(323)	(1,025)

Comprehensive loss	(7,692)	(17,216)	(11,267)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	(20)

Comprehensive loss attributable to Brightcove Inc.	$(7,692)	$(17,216)	$(11,287)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to Brightcove Inc.	Non- Controlling Interest	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Par Value		Shares	Value
Balance at December 31, 2012	27,954,926	$28	$167,912	—	—	$572	$(105,862)	$62,650	$1,842	$64,492
Issuance of common stock upon exercise of stock options	785,525	1	1,829	—	—	—	—	1,830	—	1,830
Vesting of restricted stock	—	—	8	—	—	—	—	8	—	8
Issuance of common stock pursuant to restricted stock units	294,468	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,401	—	—	—	—	6,401	—	6,401
Purchase of non-controlling interest in consolidated subsidiary	—	—	778	—	—	—	—	778	(1,862)	(1,084)
Foreign currency translation adjustment	—	—	—	—	—	(1,025)	—	(1,025)	—	(1,025)
Net (loss) income	—	—	—	—	—	—	(10,262)	(10,262)	20	(10,242)

Balance at December 31, 2013	29,034,919	29	176,928	—	—	(453)	(116,124)	60,380	—	60,380
Issuance of common stock upon exercise of stock options	210,735	—	597	—	—	—	—	597	—	597
Issuance of common stock pursuant to restricted stock units	328,353	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition	2,850,547	3	30,612	—	—	—	—	30,615	—	30,615
Stock-based compensation expense	—	—	6,387	—	—	—	—	6,387	—	6,387
Foreign currency translation adjustment	—	—	—	—	—	(323)	—	(323)	—	(323)
Net loss	—	—	—	—	—	—	(16,893)	(16,893)	—	(16,893)

Balance at December 31, 2014	32,424,554	32	214,524	—	—	(776)	(133,017)	80,763	—	80,763
Issuance of common stock upon exercise of stock options	58,449	—	129	—	—	—	—	129	—	129
Issuance of common stock pursuant to restricted stock units	327,628	1	—	—	—	—	—	1	—	1
Return of common stock issued pursuant to settlement agreement	—	—		(135,000)	(871)	—	—	(871)	—	(871)
Withholding tax on restricted stock units vesting	—	—	(209)	—	—	—	—	(209)	—	(209)
Stock-based compensation expense	—	—	6,014	—	—	—	—	6,014	—	6,014
Foreign currency translation adjustment	—	—	—	—	—	(112)	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(7,580)	(7,580)	—	(7,580)

Balance at December 31, 2015	32,810,631	$33	$220,458	(135,000)	$(871)	$(888)	$(140,597)	$78,135	$—	$78,135

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net loss	$(7,580)	$(16,893)	$(10,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,687	8,587	5,867
Stock-based compensation	6,014	6,387	6,401
Deferred income taxes	(27)	—	62
Provision for reserves on accounts receivable	408	118	449
Amortization of premium on investments	—	1	73
Loss on disposal of equipment	68	86	43
Gain from settlement of escrow claim	(871)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(157)	409	(3,247)
Prepaid expenses and other current assets	680	(199)	(644)
Other assets	(256)	1,140	(819)
Accounts payable	1,751	(2,324)	2,117
Accrued expenses	137	(1,902)	2,473
Deferred revenue	227	6,075	4,785

Net cash provided by operating activities	9,081	1,485	7,318
Investing activities
Cash paid for acquisition, net of cash acquired	—	(9,100)	—
Maturities of investments	—	3,060	8,200
Purchases of property and equipment, net of returns (Note 2)	(1,390)	(3,518)	(3,415)
Capitalization of internal-use software costs	(1,456)	(1,034)	(500)
Decrease (increase) in restricted cash	—	121	(19)

Net cash (used in) provided by investing activities	(2,846)	(10,471)	4,266
Financing activities
Proceeds from exercise of stock options	129	597	1,830
Purchase of non-controlling interest in consolidated subsidiary	—	—	(1,084)
Payments of withholding tax on RSU vesting	(209)	—	—
Proceeds from equipment financing	1,704	—	—
Repayments of equipment financing (Note 10)	(1,704)	—	—
Payments under capital lease obligation	(1,332)	(1,399)	—

Net cash (used in) provided by financing activities	(1,412)	(802)	746
Effect of exchange rate changes on cash	(102)	(343)	(991)

Net increase (decrease) in cash and cash equivalents	4,721	(10,131)	11,339
Cash and cash equivalents at beginning of year	22,916	33,047	21,708

Cash and cash equivalents at end of year	$27,637	$22,916	$33,047

Brightcove Inc.

Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Supplemental disclosure of cash flow information
Cash paid for income taxes	$263	$184	$122

Cash paid for interest	$96	$96	$—

Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$38	$6	$565

Unpaid purchases of property and equipment	$1,177	$559	$152

Vesting of restricted stock	$—	$—	$8

Supplemental disclosure of cash flow related to acquisitions
In connection with the asset purchase agreement with Unicorn Media, Inc. on January 31, 2014, the following transactions occurred:
Fair value of assets acquired	$—	$44,373	$—
Liabilities assumed related to acquisition	—	(4,645)	—

Total purchase price	—	39,728	—
Less fair value of common stock issued in connection with acquisition	—	(30,615)	—
Less cash and cash equivalents acquired	—	(13)	—

Cash paid for acquisition, net of cash acquired	$—	$9,100	$—

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Brightcove Inc. (the Company) is a leading global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At December 31, 2015, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

Use of Estimates and Uncertainties

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period.

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

Non-controlling interest in 2012 represents the minority stockholders’ proportionate share (37%) of the Company’s majority-owned subsidiary, Brightcove KK, a Japanese joint venture, which was formed on July 18, 2008. The portion of net income attributable to non-controlling interest prior to the remaining acquisition in 2013 is presented as net income attributable to non-controlling interest in consolidated subsidiary in the consolidated statements of operations, and the portion of other comprehensive loss of this subsidiary is presented in the consolidated statements of stockholders’ equity and statements of comprehensive loss. See Note 8 for further discussion.

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

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, except as disclosed in Note 14 and elsewhere within these notes to the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2015 or 2014.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of December 31, 2015 and 2014 consist of the following:

	December 31, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,057	$18,057	$18,057
Money market funds	Demand	9,580	9,580	9,580

Total cash and cash equivalents		$27,637	$27,637	$27,637

	December 31, 2014
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,342	$13,342	$13,342
Money market funds	Demand	9,574	9,574	9,574

Total cash and cash equivalents		$22,916	$22,916	$22,916

Restricted Cash

At December 31, 2015 and 2014, restricted cash was $201 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of the Company’s corporate credit cards and the contractual provisions with a customer.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and capital lease liabilities, approximated their fair values at December 31, 2015 and 2014, due to the short-term nature of these instruments.

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

Multiple-Element Arrangements

The Company periodically enters into multiple-element service arrangements that include platform subscription fees, support fees, and, in certain cases, other professional services.

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

In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately. Subscription services have stand-alone value as such services are often sold separately. In determining whether professional services have stand-alone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple-element arrangements executed have stand-alone value.

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

The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. The Company analyzes the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2015	$181	$408	$(257)	$332
Year ended December 31, 2014	461	118	(398)	181
Year ended December 31, 2013	338	449	(326)	461

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

For the years ended December 31, 2015, 2014 and 2013, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2015 and 2014, no individual customer accounted for more than 10% of net accounts receivable.

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

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $1,488, $474 and $1,065, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $469, $397 and $312 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2015	2014
Computer equipment	3	$20,459	$19,815
Software	3 - 6	10,766	9,245
Furniture and fixtures	5	1,942	1,827
Leasehold improvements	Shorter of lease term or the estimated useful life	1,059	929

		34,226	31,816
Less accumulated depreciation and amortization		25,537	21,444

		$8,689	$10,372

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2015, 2014 and 2013 was $5,575, $5,387 and $4,148, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment.

During the quarter ended December 31, 2015, the Company returned $1.2 million of equipment that was originally purchased in the quarter ended June 30, 2015, and received a refund from the vendor for the full amount. As such, the Company reversed $274 of depreciation expense in the quarter ended December 31, 2015 that was recorded in previous quarters. Refer to Note 10 for a discussion of the return of equipment.

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

For the years ended December 31, 2015, 2014 and 2013, the Company has not identified any impairment of its long-lived assets.

Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. If the fair value of the assets acquired exceeds the purchase price, the excess is recognized as a gain.

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

Intangible Assets and Goodwill

Intangible assets that have finite lives are amortized over their estimated useful lives based on the pattern of consumption of the economic benefit or, if that pattern cannot be readily determined, on a straight-line basis and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as discussed above.

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2015 and 2014.

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

In accordance with ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2015 and 2014, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2015 and 2014.

Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

The following potentially dilutive common shares have been excluded from the computation of dilutive net loss per share as of December 31, 2015, 2014 and 2013, as their effect would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Options outstanding	4,139	3,805	3,331
Restricted stock units outstanding	1,043	990	1,398
Warrants	28	28	28

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2015 or 2014.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17, which simplifies the presentation of deferred income taxes. Refer to Note 9 for a discussion of the Company’s application of this change in accounting principle.

Stock-Based Compensation

At December 31, 2015, the Company had four stock-based compensation plans, which are more fully described in Note 7.

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For service-based options, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant.

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. Prior to 2015, as there was no public market for its common stock prior to February 17, 2012, the effective date of the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2015, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted had been determined using a weighted average of the historical volatility measures of this peer group of companies. Beginning in 2015, as there was at least three years of trading history of the Company’s common stock, the expected volatility of options granted has been determined using a weighted-average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 17%, 17% and 15% for the years ended December 31, 2015, 2014 and 2013, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted-average fair value of options granted during the years ended December 31, 2015, 2014 and 2013, was $3.10, $4.21 and $5.34 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.96%	2.16%	1.80%
Expected volatility	46%	52%	54%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

As of December 31, 2015, there was $11,937 of total unrecognized stock-based compensation expense related to stock based awards that is expected to be recognized over a weighted-average period of 2.91 years. The total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

For the years ended December 31, 2015, 2014 and 2013, stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations was not material.

For the years ended December 31, 2015, 2014 and 2013, total stock-based compensation expense was $6,014, $6,387 and $6,401, respectively.

See Note 7 for a summary of the stock option and restricted stock activity under the Company’s stock-based compensation plans for the year ended December 31, 2015.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2,081, $3,515 and $3,215 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. This standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

3. Business Combinations

Unicorn Media, Inc.

On January 31, 2014, the Company acquired substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, a provider of cloud video ad insertion technology, for total consideration of approximately $39.7 million, which was funded by cash on hand of $9.1 million and the issuance of 2,850,547 shares of common stock (the Acquisition). This transaction was accounted for under the purchase method of accounting in accordance with ASC 805 — Business Combinations. Accordingly, the results of operations of Unicorn have been included in the Company’s consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which were finalized at December 31, 2014. The Acquisition did not result in the addition of any reportable segments.

Pursuant to the asset purchase agreement, 1,285,715 shares were placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Unicorn’s representations and warranties, covenants and agreements. Prior to the expiration of the indemnity period, the Company posted claims against the escrow account related to liabilities discovered after the date of the acquisition and related matters. In December 2015, the Company entered into a settlement agreement with the Securityholders’ Representative, on behalf of the former stockholders of Unicorn Media, Inc., and received 135,000 shares in exchange for settling the escrow matters and releasing the counterparty from all future liabilities relating to the claims. The Company accounted for the settlement of shares as treasury stock and recorded a corresponding gain of $871 to other expense, net in the consolidated statement of operations.

4. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2015:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$5,369	$8,854
Customer relationships	12	5,957	1,500	4,457
Non-Compete agreements	3	1,912	1,437	475
Tradename	3	368	368	—

Total		$22,460	$8,674	$13,786

Finite-lived intangible assets consist of the following as of December 31, 2014:

Description	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$3,338	$10,885
Customer relationships	12	5,957	935	5,022
Non-Compete agreements	3	1,912	998	914
Tradename	3	368	291	77

Total		$22,460	$5,562	$16,898

Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 was $3,112, $3,200 and $1,719, respectively.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2016	$3,036
2017	2,634
2018	2,217
2019	1,584
2020	1,584
2021 and thereafter	2,731

Total	$13,786

The carrying amount of goodwill was $50,776 as of December 31, 2015 and 2014.

5. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2015 and 2014:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,580	$—	$—	$9,580
Restricted cash	—	201	—	201

Total assets	$9,580	$201	$—	$9,781

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,574	$—	$—	$9,574
Restricted cash	—	201	—	201

Total assets	$9,574	$201	$—	$9,775

Realized gains and losses from sales of the Company’s investments are included in “Other expense, net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2015 or 2014.

6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through March 2022. Future minimum rental commitments under operating leases at December 31, 2015 are as follows:

Year Ending December 31,	Operating Lease Commitments
2016	$6,625
2017	5,664
2018	4,973
2019	4,567
2020	3,749
2021 and thereafter	4,417

$29,995

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404.

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2015 and 2014, the Company had deferred rent and rent incentives of $1,653 and $1,548, respectively, of which $1,565 and $1,483, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $6,831, $6,280 and $5,328, respectively. Income from sublease rental activity amounted to $185, $0 and $0, respectively, for the years ended December 31, 2015, 2014 and 2013.

Capital Lease Commitments

In connection with the acquisition of substantially all of the assets of Unicorn, the Company assumed various capital lease arrangements for certain computer equipment for a total obligation of $2,899 as of the closing of the acquisition. During 2015, the Company entered into additional capital lease arrangements for computer equipment and support for a total obligation of $1,294. Amortization expense relating to assets acquired under capital lease is included within depreciation expense. Amortization expense related to assets acquired under capital lease was $469, $408, and $0 for the years ended December 31, 2015, 2014 and 2013, respectively. The lease arrangements expire at various dates through September 2018. Future minimum rental commitments under capital leases at December 31, 2015 are as follows:

Year Ending December 31	Capital Lease Commitments
2016	$895
2017	508
2018	231
Less – interest on capital leases	67

$1,567

At December 31, 2015, total assets under capital leases were $3,607 and related accumulated amortization was $2,006.

In addition to the operating lease and capital lease commitments discussed above, as of December 31, 2015, the Company had non-cancelable commitments of $8,649 payable in 2016 and $8,000 payable in 2017 primarily for content delivery network and storage services.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the

Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2015, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

Treasury Stock

The Company has recorded 135,000 shares as treasury stock as of December 31, 2015 with a cost of $871. See Note 3 for additional information.

Equity Incentive Plans

At December 31, 2015, the Company had four stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan), the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan), and the Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan).

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

In 2014, the Company adopted the 2014 Stock Inducement Plan and made awards of options pursuant to the 2014 Stock Inducement Plan to 61 new employees in connection with the asset purchase agreement. The awards of options cover an aggregate of 578,350 shares of the Company’s common stock in the form of options to purchase shares of the Company’s common stock as an inducement to the employees entering into employment with the Company in connection with the asset purchase agreement.

At December 31, 2015, 883,129 shares were available for issuance under all stock-based compensation plans.

The following is a summary of the stock option activity for all stock options plans during the year ended December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2014	4,077,074	$7.02
Granted	1,299,249	$6.60
Exercised	(58,449)	$2.21		$281
Canceled	(694,988)	$9.21

Outstanding at December 31, 2015	4,622,886	$6.63	6.99	$5,131

Exercisable at December 31, 2015	2,279,296	$5.89	4.90	$4,819

Vested and expected to vest at December 31, 2015 (1)	4,003,461	$6.58	6.64	$5,039

(1)	This represents the number of vested options as of December 31, 2015 plus the number of unvested options expected to vest as of December 31, 2015, based on the unvested options outstanding at December 31, 2015 and adjusted for the estimated forfeiture rate.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2015 of $6.20 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2014 and 2013 was $1,499 and $7,104, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the RSU activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2014	915,458	$8.61
Granted	1,084,489	6.20
Vested and issued	(327,628)	9.16
Canceled	(168,505)	9.13

Unvested by December 31, 2015	1,503,814	$6.69

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

During 2012, 18,685 shares exercisable under the warrants were exercised pursuant to a net exercise provision, which resulted in the issuance of 15,781 common shares. There have been no additional exercises through December 31, 2015. The warrants expire in August 2016.

Common Stock Reserved for Future Issuance

At December 31, 2015, the Company has reserved the following shares of common stock for future issuance:

December 31, 2015
Common stock options outstanding	4,622,886
Restricted stock unit awards outstanding	1,503,814
Shares available for issuance under all stock-based compensation plans	883,129
Common stock warrants	28,028

Total shares of authorized common stock reserved for future issuance	7,037,857

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

Non-controlling interest represents the minority shareholders’ proportionate share of the Company’s majority owned subsidiary, Brightcove KK. The following table sets forth the changes in non-controlling interest for the year ended December 31, 2013:

Year Ended December 31, 2013
Balance at beginning of period	$1,842
Net income attributable to non-controlling interest in consolidated subsidiary	20
Purchase of non-controlling interest in consolidated subsidiary	(1,862)

Balance at end of period	$—

9. Income Taxes

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Domestic	$(8,028)	$(17,492)	$(10,740)
Foreign	839	859	710

Total	$(7,189)	$(16,633)	$(10,030)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current provision:
Federal	$—	$—	$—
State	29	41	22
Foreign	389	219	128

Total current	418	260	150

Deferred (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(27)	—	62

Total deferred	(27)	—	62

Total provision	$391	$260	$212

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes	3.4	(2.0)	(3.3)
Change in tax rate	3.0	(1.6)	5.0
Permanent differences	34.7	16.2	(11.7)
Foreign rate differential	(1.2)	(0.4)	(0.4)
Research and development credits	(9.6)	(7.9)	(9.5)
Change in valuation allowance	7.7	31.2	56.0
Other, net	1.4	0.1	—

Effective tax rate	5.4%	1.6%	2.1%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2015 and 2014 is as follows:

	As of December 31,
	2015	2014
Net operating loss carry-forwards	$42,666	$42,633
Tax credit carry-forwards	6,646	6,482
Stock-based compensation	2,283	2,608
Intangible assets	(5,799)	(6,600)
Fixed assets	49	246
Account receivable reserves	1,071	970
Accrued compensation	1,422	1,463
Capitalized start-up costs	346	420
Other temporary differences	777	(334)

Deferred tax assets	49,461	47,888
Valuation allowance	(49,398)	(47,779)

Net deferred tax assets	$63	$109

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2015 and 2014, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2014 to 2015 of $1.6 million principally relates to the current year taxable loss.

Based upon the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of December 31, 2015 and 2014.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after

December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, the Company has reclassified $109 from current to noncurrent deferred tax assets as of December 31, 2014. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

As of December 31, 2015, the Company had federal and state net operating losses of approximately $131.5 million and $48.0 million, respectively, which are available to offset future taxable income, if any, through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $12.3 million and $7.8 million, respectively. The tax benefits attributable to these net operating losses will be credited directly to additional paid-in capital when realized. The Company also had federal and state research and development tax credits of $4.7 million and $2.9 million, respectively, which expire in various amounts through 2035. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. Through June 30, 2014, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2015 and 2014, the Company had no recorded liabilities for uncertain tax positions.

At December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2012 through 2015. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2010.

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

10. Debt

On November 19, 2015, the Company entered into a loan and security agreement with a lender (the Loan Agreement) providing for up to a $20.0 million asset based line of credit (the Line of Credit). The Company had previously entered into a loan and security agreement dated March 30, 2011 followed by three loan modification agreements. The new Loan Agreement replaces all prior loan agreements in their entirety. Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate plus the prime rate margin or the LIBOR rate plus the LIBOR rate margin, as defined. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the

Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of December 31, 2015.

On June 1, 2015, the Company entered into an equipment financing agreement with a lender (the June 2015 Equipment Financing Agreement) to finance the purchase of $1.7 million in computer equipment and support. The liability relating to the June 2015 Equipment Financing Agreement was recorded at fair value using a market interest rate. During the quarter ended December 31, 2015, the Company returned the equipment that was originally purchased and received a refund from the vendor for all amounts paid by the Company under the June 2015 Equipment Financing Agreement. As part of this transaction, the vendor repaid the outstanding debt obligation on behalf of the Company. There are no amounts outstanding as of December 31, 2015.

11. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued payroll and related benefits	$5,393	$5,479
Accrued sales and other taxes	1,728	1,766
Accrued professional fees and outside contractors	1,023	1,093
Accrued content delivery	2,112	2,232
Accrued other liabilities	2,593	1,152

Total	$12,849	$11,722

12. Segment Information

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2015	2014	2013
Revenue:
North America	$86,106	$75,419	$65,336
Europe	25,380	30,624	27,180
Japan	9,061	7,902	6,497
Asia Pacific	12,380	10,109	10,095
Other	1,779	963	787

Total revenue	$134,706	$125,017	$109,895

North America is comprised of revenue from the United States, Canada and Mexico. During the years ended December 31, 2015, 2014 and 2013, revenue from customers located in the United States was $80,455, $69,778 and $60,195, respectively. During the years ended December 31, 2015, 2014 and 2013, no other country contributed more than 10% of the Company’s total revenue.

As of December 31, 2015 and 2014, property and equipment at locations outside the United States was not material.

13. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the year ended December 31, 2015, the Company has made $276 in contributions to the plan.

14. Subsequent Events

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the December 2015 Equipment Financing Agreement) to finance the purchase of $604 in computer equipment. As of December 31, 2015, no amounts were outstanding under the December 2015 Equipment Financing Agreement. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement. The Company is repaying its obligation under the December 2015 Equipment Financing Agreement over a two year period through January 2018.

15. Quarterly Financial Data (unaudited)

	For the three months ended:
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Revenue	$35,136	$33,837	32,848	$32,885	$31,382	$31,527	31,003	$31,105
Gross profit	23,321	22,325	21,290	21,293	20,159	20,708	20,579	19,838
Loss from operations	(214)	(1,025)	(3,151)	(2,541)	(3,448)	(3,110)	(3,977)	(4,658)
Net income (loss)	172)	(1,275)	(3,646)	(2,831)	(3,924)	(3,805)	(4,327)	(4,837)

Basic net income (loss) per share	0.01	(0.04)	(0.11)	(0.09)	(0.12)	(0.12)	(0.13)	(0.16)
Diluted net income (loss) per share	0.01)	(0.04)	(0.11)	(0.09)	(0.12)	(0.12)	(0.13)	(0.16)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Brightcove Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Brightcove Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Brightcove Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

David Mendels
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Kevin R. Rhodes and David Plotkin, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Mendels David Mendels	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ Kevin R. Rhodes Kevin R. Rhodes	Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ Christopher Stagno Christopher Stagno	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016

/s/ Jeremy Allaire Jeremy Allaire	Chairman of the Board of Directors	February 26, 2016

/s/ Deborah Besemer Deborah Besemer	Director	February 26, 2016

/s/ Gary Haroian Gary Haroian	Director	February 26, 2016

/s/ Derek Harrar Derek Harrar	Director	February 26, 2016

/s/ Chet Kapoor Chet Kapoor	Director	February 26, 2016

/s/ Scott Kurnit Scott Kurnit	Director	February 26, 2016

/s/ David Orfao David Orfao	Director	February 26, 2016

EXHIBIT INDEX

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3**	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to ASF Radio, L.P. and Warrant Assignment Form dated November 5, 2015 by and between GE Capital Equity Investments, Inc. and ASF Radio, L.P.

4.4* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.5* (8)	Brightcove Inc. RSU Inducement Plan.

4.6* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

10.1* (10)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (11)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (12)	2012 Stock Incentive Plan of the Registrant.

10.4†* (13)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5† (14)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (15)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (16)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (17)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

10.9* (18)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

10.10* (19)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

10.11* (20)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (21)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

Exhibits

10.13†* (22)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

10.14†* (23)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (24)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

10.16* (25)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (26)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (27)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (28)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (29)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (30)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (31)	Non-Employee Director Compensation Policy.

10.23†* (32)	Senior Executive Incentive Bonus Plan.

10.24†* (33)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (34)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (35)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (36)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**●	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2014.

(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(11)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(12)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(13)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(14)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(15)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(16)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(17)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2014.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.
(21)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(22)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(23)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(24)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(25)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.
(26)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.
(27)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.

(28)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(29)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014.
(31)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(32)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(33)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(34)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(35)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(36)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
*	Incorporated herein by reference.
**	Filed herewith.
•	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Indicates a management contract or any compensatory plan, contract or arrangement.