Form 10-Q
period 2016-03-31
BRIGHTCOVE INC
filed 2016-04-28
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016 there were 32,767,729 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29,292	$27,637
Accounts receivable, net of allowance of $281 and $332 at March 31, 2016 and December 31, 2015, respectively	20,675	21,213
Prepaid expenses	4,818	3,320
Other current assets	1,538	1,259

Total current assets	56,323	53,429
Property and equipment, net	9,189	8,689
Intangible assets, net	13,321	13,786
Goodwill	50,776	50,776
Deferred tax asset	80	63
Restricted cash, net of current portion	201	201
Other assets	881	724

Total assets	$130,771	$127,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,786	$3,302
Accrued expenses	13,149	12,849
Capital lease liability	726	850
Equipment financing	298	—
Deferred revenue	32,877	29,836

Total current liabilities	49,836	46,837
Deferred revenue, net of current portion	132	95
Other liabilities	2,688	2,601

Total liabilities	52,656	49,533
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,897,875 and 32,810,631 shares issued at March 31, 2016 and December 31, 2015, respectively	33	33
Additional paid-in capital	221,903	220,458
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(746)	(888)
Accumulated deficit	(142,204)	(140,597)

Total stockholders’ equity	78,115	78,135

Total liabilities and stockholders’ equity	$130,771	$127,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$34,653	$31,811
Professional services and other revenue	1,639	1,074

Total revenue	36,292	32,885
Cost of revenue: (1) (2)
Cost of subscription and support revenue	11,675	10,346
Cost of professional services and other revenue	1,589	1,246

Total cost of revenue	13,264	11,592
Gross profit	23,028	21,293
Operating expenses: (1) (2)
Research and development	7,426	7,820
Sales and marketing	12,535	10,839
General and administrative	4,577	5,161
Merger-related	21	14

Total operating expenses	24,559	23,834

Loss from operations	(1,531)	(2,541)
Other expense, net	(31)	(224)

Loss before income taxes	(1,562)	(2,765)
Provision for income taxes	45	66

Net loss	$(1,607)	$(2,831)

Net loss per share—basic and diluted	$(0.05)	$(0.09)

Weighted-average number of common shares used in computing net loss per share– basic and diluted	32,724,850	32,495,685

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$42	$20
Cost of professional services and other revenue	57	33
Research and development	389	434
Sales and marketing	482	458
General and administrative	489	508
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$507
Research and development	31	32
Sales and marketing	226	251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(1,607)	$(2,831)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(142)	55

Comprehensive loss	$(1,749)	$(2,776)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(1,607)	$(2,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,014	2,429
Stock-based compensation	1,459	1,453
Provision for reserves on accounts receivable	91	76
Changes in assets and liabilities:
Accounts receivable	541	1,993
Prepaid expenses and other current assets	(2,069)	(534)
Other assets	(156)	(226)
Accounts payable	(1,039)	789
Accrued expenses	844	(2,540)
Deferred revenue	2,917	(563)

Net cash provided by operating activities	2,995	46
Investing activities
Cash paid for purchase of intangible asset	(125)	—
Purchases of property and equipment, net of returns	(843)	(581)
Capitalized internal-use software costs	(810)	(157)

Net cash used in investing activities	(1,778)	(738)
Financing activities
Proceeds from exercise of stock options	43	46
Payments of withholding tax on RSU vesting	(86)	—
Proceeds from equipment financing	604	—
Payments on equipment financing	(48)	—
Payments under capital lease obligation	(278)	(319)

Net cash provided by (used in) financing activities	235	(273)
Effect of exchange rate changes on cash	203	(44)

Net increase (decrease) in cash and cash equivalents	1,655	(1,009)
Cash and cash equivalents at beginning of period	27,637	22,916

Cash and cash equivalents at end of period	$29,292	$21,907

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2016, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

On March 10, 2016, the Company purchased an intangible asset for $300 plus a contingent amount of up to an additional $250, which will be determined on the 90th day following the closing date. The useful life of the intangible asset was determined to be three years. As of March 31, 2016, the net carrying value of the intangible asset is $294.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2016 and 2015. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

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

At March 31, 2016 and December 31, 2015, no individual customer accounted for 10% or more of net accounts receivable. For the three months ended March 31, 2016 and 2015, no individual customer accounted for 10% or more of total revenue.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at March 31, 2016 or December 31, 2015.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of March 31, 2016 consist of the following:

	March 31, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,705	$19,705	$19,705
Money market funds	Demand	9,587	9,587	9,587

Total cash and cash equivalents		$29,292	$29,292	$29,292

Cash and cash equivalents as of December 31, 2015 consist of the following:

	December 31, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,057	$18,057	$18,057
Money market funds	Demand	9,580	9,580	9,580

Total cash and cash equivalents		$27,637	$27,637	$27,637

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Options outstanding	4,583	3,086
Restricted stock units outstanding	1,507	1,178
Warrants	28	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,587	$—	$—	$9,587
Restricted cash	—	201	—	201

Total assets	$9,587	$201	$—	$9,788

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$9,580	$—	$—	$9,580
Restricted cash	—	201	—	201

Total assets	$9,580	$201	$—	$9,781

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected life in years	6.2	6.3
Risk-free interest rate	1.61%	1.82%
Volatility	45%	49%
Dividend yield	—	—
Weighted-average fair value of stock options granted	$2.67	$3.99

The Company recorded stock-based compensation expense of $1,459 and $1,453 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $11,368 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.77 years. The following is a summary of the status of the Company’s stock options as of March 31, 2016 and the stock option activity during the three months ended March 31, 2016.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	4,622,886	$6.63
Granted	93,250	5.88
Exercised	(33,263)	1.28		$125
Canceled	(104,827)	9.39

Outstanding at March 31, 2016	4,578,046	$6.59	6.78	$5,060

Exercisable at March 31, 2016	2,363,903	$6.09	4.84	$4,695

Vested or expected to vest at March 31, 2016 (2)	4,041,896	$6.56	6.48	$4,967

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2016 of $6.24 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of March 31, 2016 plus the number of unvested options expected to vest as of March 31, 2016 based on the unvested options outstanding at March 31, 2016 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2015	1,503,814	$6.69
Granted	162,000	5.88
Vested and issued	(53,981)	7.21
Canceled	(35,305)	7.36

Unvested by March 31, 2016	1,576,528	$6.57

8. Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $45 and $66, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2016 and December 31, 2015. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2016, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $556 as of March 31, 2016.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
North America	$23,040	$20,448
Europe	6,077	6,731
Japan	3,466	2,059
Asia Pacific	3,399	3,201
Other	310	446

Total revenue	$36,292	$32,885

North America is comprised of revenue from the United States, Canada and Mexico. During the three months ended March 31, 2016 and 2015, revenue from customers located in the United States was $21,663 and $19,007, respectively. During the three months ended March 31, 2016 and 2015, no other country contributed more than 10% of the Company’s total revenue.

As of March 31, 2016 and December 31, 2015, property and equipment at locations outside the U.S. was not material.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact that adopting ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The ASU aims to reduce complexity and diversity in practice. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

In April 2015, the FASB, issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our philosophy for the next few years will continue to be to invest in our product strategy and development, sales, and go-to-market to support our long-term revenue growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by existing customers and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, the innovation of new features for existing products and the development of new products. We believe this strategy will help us retain our existing customers, increase our average annual subscription revenue per premium customer and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

As of March 31, 2016, we had 439 employees and 4,915 customers, of which 3,005 used our volume offerings and 1,910 used our premium offerings. As of March 31, 2015, we had 410 employees and 5,578 customers, of which 3,714 used our volume offerings and 1,864 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $32.9 million in the three months ended March 31, 2015 to $36.3 million in the three months ended March 31, 2016, primarily as a result of continued adoption of Video Cloud across our customer base. Our consolidated net loss was $1.6 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. Included in consolidated net loss for the three months ended March 31, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $765,000, respectively. Included in consolidated net loss for the three months ended March 31, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $790,000, respectively.

For the three months ended March 31, 2016 and 2015, our revenue derived from customers located outside North America was 37% and 38%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of March 31, 2016, we had 4,915 customers, of which 3,005 used our volume offerings and 1,910 used our premium offerings. As of March 31, 2015, we had 5,578 customers, of which 3,714 used our volume offerings and 1,864 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during 2014 and 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2016 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the three months ended March 31, 2016 and 2015, the recurring dollar retention rate was 98% and 91%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2016	2015
Customers (at period end)
Volume	3,005	3,714
Premium	1,910	1,864

Total customers (at period end)	4,915	5,578

Recurring dollar retention rate	98%	91%
Average annual subscription revenue per premium customer (in thousands)	$69.3	$63.1

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

Cost of revenue increased in absolute dollars from the first three months of 2015 to the first three months of 2016. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consisted of transaction expenses incurred as part of the Unicorn acquisition as well as costs associated with the retention of key employees of Unicorn. Approximately $1.5 million was required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services were performed varies by employee. Given that the retention amount was related to a future service requirement, the related expense was recorded as merger-related compensation expense in the consolidated statement of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, loss on disposal of equipment and changes in the fair value of the warrants issued in connection with a line of credit.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at March 31, 2016, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2016 and 2015, we recorded $1.5 million of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2016 and 2015, 40% and 42%, respectively, of our revenue was generated in locations outside the United States. For the three months ended March 31, 2016 and 2015, 28% of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, business combinations, intangible assets, goodwill and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2015.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 26, 2016.

We believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue:
Subscription and support revenue	$34,653	$31,811
Professional services and other revenue	1,639	1,074

Total revenue	36,292	32,885
Cost of revenue:
Cost of subscription and support revenue	11,675	10,346
Cost of professional services and other revenue	1,589	1,246

Total cost of revenue	13,264	11,592
Gross profit	23,028	21,293
Operating expenses:
Research and development	7,426	7,820
Sales and marketing	12,535	10,839
General and administrative	4,577	5,161
Merger-related	21	14

Total operating expenses	24,559	23,834

Loss from operations	(1,531)	(2,541)
Other expense, net	(31)	(224)

Loss before income taxes	(1,562)	(2,765)
Provision for income taxes	45	66

Net loss	$(1,607)	$(2,831)

Net loss per share - basic and diluted	$(0.05)	$(0.09)

Weighted-average number of common shares used in computing net loss per share - basic and diluted	32,724,850	32,495,685

Overview of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Total revenue increased by 10%, or $3.4 million, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to both an increase in subscription and support revenue of 9%, or $2.8 million, and an increase in professional services and other revenue of 53%, or $565,000. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $3.8 million, or 13%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These increases are offset by a $567,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2015. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.7 million, or 8%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $1.5 million in the three months ended March 31, 2016 compared to $2.5 million in the three months ended March 31, 2015. Loss from operations in the three months ended March 31, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $765,000, respectively. Loss from operations in the three months ended March 31, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $790,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2016, we had $29.3 million of unrestricted cash and cash equivalents, an increase of $1.7 million from $27.6 million at December 31, 2015, due primarily to $3.0 million of cash provided by operating activities and $604,000 in proceeds from an equipment financing. These increases were offset by $843,000 in capital expenditures, $810,000 in capitalization on internal-use software costs and $278,000 in payments under capital lease obligations.

Revenue

	Three Months Ended March 31,
	2016		2015		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$34,308	95%	$30,465	93%	$3,843	13%
Volume	1,984	5	2,420	7	(436)	(18)

Total	$36,292	100%	$32,885	100%	$3,407	10%

During the three months ended March 31, 2016, revenue increased by $3.4 million, or 10%, compared to the three months ended March 31, 2015, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $3.8 million, or 13%, is partially the result of a 2% increase in the number of premium customers from 1,864 at March 31, 2015 to 1,910 at March 31, 2016 and a 10% increase in the average annual subscription revenue per premium customer during the three months ended March 31, 2016. These increases are offset by a $567,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2015. In the three months ended March 31, 2016, volume revenue decreased by $436,000, or 18%, compared to the three months ended March 31, 2015, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2016		2015		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$34,653	95%	$31,811	97%	$2,842	9%
Professional services and other	1,639	5	1,074	3	565	53

Total	$36,292	100%	$32,885	100%	$3,407	10%

In the three months ended March 31, 2016, subscription and support revenue increased by $2.8 million, or 9%, compared to the three months ended March 31, 2015. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 10% increase in the average annual subscription revenue per premium customer during the three months ended March 31, 2016. These increases are offset by a $567,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2015. In addition, professional services and other revenue increased by $565,000, or 53%. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2016		2015		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$23,040	63%	$20,448	62%	$2,592	13%

Europe	6,077	17	6,731	21	(654)	(10)
Japan	3,466	10	2,059	6	1,407	68
Asia Pacific	3,399	9	3,201	10	198	6
Other	310	1	446	1	(136)	(30)

International subtotal	13,252	37	12,437	38	815	7

Total	$36,292	100%	$32,885	100%	$3,407	10%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2016, total revenue for North America increased $2.6 million, or 13%, compared to the three months ended March 31, 2015. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended March 31, 2016, total revenue outside of North America increased $815,000, or 7%, compared to the three months ended March 31, 2015. The increase in revenue from international regions is primarily related to an increase in revenue in Japan. This increase is offset by a decrease in sales in Europe combined with a reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2015.

Cost of Revenue

	Three Months Ended March 31,
	2016		2015		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$11,675	34%	$10,346	33%	$1,329	13%
Professional services and other	1,589	97	1,246	116	343	28

Total	$13,264	37%	$11,592	35%	$1,672	14%

In the three months ended March 31, 2016, cost of subscription and support revenue increased $1.3 million, or 13%, compared to the three months ended March 31, 2015. The increase resulted primarily from an increase in content delivery network expenses and network hosting services of $1.1 million and $585,000, respectively. These increases were offset by a decrease in depreciation expense of $384,000.

In the three months ended March 31, 2016, cost of professional services and other revenue increased $343,000, or 28%, compared to the three months ended March 31, 2015. The increase resulted primarily from an increase in contractor expenses of $350,000.

Gross Profit

	Three Months Ended March 31,
	2016		2015		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$22,978	66%	$21,465	67%	$1,513	7%
Professional services and other	50	3	(172)	(16)	222	129

Total	$23,028	63%	$21,293	65%	$1,735	8%

The overall gross profit percentage was 63% and 65% for the three months ended March 31, 2016 and 2015, respectively. Subscription and support gross profit increased $1.5 million, or 7%, compared to the three months ended March 31, 2015. Professional services and other gross profit increased $222,000, or 129% compared to the three months ended March 31, 2015. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2016		2015		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,426	20%	$7,820	24%	$(394)	(5)%
Sales and marketing	12,535	35	10,839	33	1,696	16
General and administrative	4,577	13	5,161	16	(584)	(11)
Merger-related	21	—	14	—	7	50

Total	$24,559	68%	$23,834	73%	$725	3%

Research and Development. In the three months ended March 31, 2016, research and development expense decreased by $394,000, or 5%, compared to the three months ended March 31, 2015 primarily due to decreases in rent, travel, employee-related and contractor expenses of $119,000, $92,000, $70,000 and $54,000, respectively. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended March 31, 2016, sales and marketing expense increased by $1.7 million, or 16%, compared to the three months ended March 31, 2015 primarily due to increases in employee-related and commission expenses of $1.3 million and $439,000 respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended March 31, 2016, general and administrative expense decreased by 584,000, or 11%, compared to the three months ended March 31, 2015 primarily due to decreases in outside accounting and legal fees and employee- related expenses of $437,000 and $143,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. In the three months ended March 31, 2016, merger-related expenses were relatively unchanged when compared to the three months ended March 31, 2015.

Other Expense, Net

	Three Months Ended March 31
	2016		2015		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$26	—%	$1	—%	$25	nm %
Interest expense	(19)	—	(16)	—	(3)	(19)
Other expense, net	(38)	—	(209)	(1)	171	82

Total	$(31)	—%	$(224)	(1)%	$193	86%

nm – not meaningful

In the three months ended March 31, 2016, interest income, net, increased by $25,000 compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended March 31, 2016 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the three months ended March 31, 2016 was primarily due to a decrease in foreign currency exchange losses of $175,000 upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended March 31,
	2016		2015		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$45	—%	$66	—%	$(21)	(32)%

In the three months ended March 31, 2016 and 2015, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Three Months Ended March,
Condensed Consolidated Statements of Cash Flow Data	2016	2015
	(in thousands)
Purchases of property and equipment	$(843)	$(581)
Depreciation and amortization	2,014	2,429
Cash flows provided by operating activities	2,995	46
Cash flows used in investing activities	(1,778)	(738)
Cash flows provided by (used in) financing activities	235	(273)

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2016 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At March 31, 2016 and December 31, 2015, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At March 31, 2016 and December 31, 2015, we had $4.1 million and $5.2 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 52 days at March 31, 2016 and 56 days at December 31, 2015.

Cash flows provided by operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the three months ended March 31, 2016 was $3.0 million. The cash flow provided by operating activities primarily resulted from net non-cash charges of $3.6 million, cash provided by changes in our operating assets and liabilities of $1.0 million, partially offset by net losses of $1.6 million. Net non-cash expenses consisted of $2.0 million for depreciation and amortization expense and $1.5 million for stock-based compensation expense. Cash provided from changes in our operating assets and liabilities consisted primary of an increase in deferred revenue and accrued expenses of $2.9 million and $844,000, respectively, and a decrease in accounts receivable of $541,000. These inflows were offset in part by an increase in prepaid expenses and other current assets of $2.1 million and a decrease in accounts payable of $1.0 million.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2016 was $1.8 million, consisting primarily of $843,000 in capital expenditures to support the business, $810,000 for the capitalization of internal-use software costs and $125,000 in cash paid for the purchase of an intangible asset.

Cash flows provided by (used in) financing activities

Cash provided by financing activities for the three months ended March 31, 2016 was $235,000, consisting of proceeds received from an equipment financing and the exercise of common stock options of $604,000 and $43,000, respectively, offset in part by payments under capital lease obligation, withholding tax on RSU vesting and equipment financing of $278,000, $86,000 and $48,000, respectively.

Credit facility borrowings

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of March 31, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $556,000 as of March 31, 2016.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2016 and December 31, 2015.

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

Our contractual obligations as of December 31, 2015 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the obligations outlined in our Annual Report on Form 10-K, we had $556,000 of equipment financing obligations as of March 31, 2016. The obligation under the December 2015 Equipment Financing Agreement is being repaid over a two year period through January 2018.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2016	2015
Revenues generated in locations outside the United States	40%	42%
Revenues in currencies other than the United States dollar (1)	28%	28%
Expenses in currencies other than the United States dollar (1)	14%	14%

(1) Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Revenues	Expenses
Euro	7%	2%
British pound	7	6
Japanese yen	10	4
Other	4	2

Total	28%	14%

	Three Months Ended March 31, 2015
	Revenues	Expenses
Euro	8%	2%
British pound	9	6
Japanese yen	6	2
Other	5	4

Total	28%	14%

As of March 31, 2016 and December 31, 2015, we had $5.5 million and $5.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at March 31, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.0 million, decreased expenses by $538,000 and decreased operating income by $462,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2016 and 2015.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $29.3 million at March 31, 2016. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $19,000 of interest expense during the three months ended March 31, 2016 related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2015, under the heading “Part I — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

BRIGHTCOVE INC.
(Registrant)

Date: April 28, 2016	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:
/s/ Kevin R. Rhodes

Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)