Form 10-Q
period 2016-06-30
BRIGHTCOVE INC
filed 2016-07-28
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016 there were 33,068,860 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$30,194	$27,637
Accounts receivable, net of allowance of $211 and $332 at June 30, 2016 and December 31, 2015, respectively	18,869	21,213
Prepaid expenses	4,292	3,320
Other current assets	1,550	1,259

Total current assets	54,905	53,429
Property and equipment, net	9,362	8,689
Intangible assets, net	12,537	13,786
Goodwill	50,776	50,776
Deferred tax asset	82	63
Restricted cash, net of current portion	201	201
Other assets	980	724

Total assets	$128,843	$127,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,883	$3,302
Accrued expenses	11,301	12,849
Capital lease liability	633	850
Equipment financing	301	—
Deferred revenue	32,253	29,836

Total current liabilities	49,371	46,837
Deferred revenue, net of current portion	90	95
Other liabilities	2,299	2,601

Total liabilities	51,760	49,533
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,994,399 and 32,810,631 shares issued at June 30, 2016 and December 31, 2015, respectively	33	33
Additional paid-in capital	223,180	220,458
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(657)	(888)
Accumulated deficit	(144,602)	(140,597)

Total stockholders’ equity	77,083	78,135

Total liabilities and stockholders’ equity	$128,843	$127,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$35,080	$31,917	$69,733	$63,728
Professional services and other revenue	1,880	931	3,519	2,005

Total revenue	36,960	32,848	73,252	65,733
Cost of revenue: (1) (2)
Cost of subscription and support revenue	11,675	10,357	23,350	20,703
Cost of professional services and other revenue	1,778	1,201	3,367	2,447

Total cost of revenue	13,453	11,558	26,717	23,150

Gross profit	23,507	21,290	46,535	42,583
Operating expenses: (1) (2)
Research and development	7,255	7,267	14,681	15,087
Sales and marketing	13,976	11,903	26,511	22,742
General and administrative	4,487	5,209	9,064	10,370
Merger-related	—	62	21	76

Total operating expenses	25,718	24,441	50,277	48,275

Loss from operations	(2,211)	(3,151)	(3,742)	(5,692)
Other expense, net	(91)	(429)	(122)	(653)

Loss before income taxes	(2,302)	(3,580)	(3,864)	(6,345)
Provision for income taxes	96	66	141	132

Net loss	$(2,398)	$(3,646)	$(4,005)	$(6,477)

Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.12)	$(0.20)

Weighted-average number of common shares used in computing net loss per share	32,794,274	32,548,123	32,759,561	32,522,049

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$68	$51	$110	$71
Cost of professional services and other revenue	32	19	89	52
Research and development	181	226	570	660
Sales and marketing	497	463	979	921
General and administrative	347	577	836	1,085
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$508	$1,016	$1,015
Research and development	32	31	63	63
Sales and marketing	244	250	470	501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(2,398)	$(3,646)	$(4,005)	$(6,477)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(90)	(8)	(231)	46

Comprehensive loss	$(2,488)	$(3,654)	$(4,236)	$(6,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(4,005)	$(6,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,985	4,802
Stock-based compensation	2,584	2,789
Provision for reserves on accounts receivable	165	167
Loss on disposal of equipment	—	44
Changes in assets and liabilities:
Accounts receivable	2,364	2,035
Prepaid expenses and other current assets	(1,647)	(878)
Other assets	(231)	(530)
Accounts payable	881	1,332
Accrued expenses	(1,067)	(2,127)
Deferred revenue	1,980	(726)

Net cash provided by operating activities	5,009	431
Investing activities
Cash paid for purchase of intangible asset	(300)	—
Purchases of property and equipment, net of returns	(1,026)	(2,441)
Capitalized internal-use software costs	(1,677)	(336)

Net cash used in investing activities	(3,003)	(2,777)
Financing activities
Proceeds from exercise of stock options	188	58
Payments of withholding tax on RSU vesting	(108)	—
Proceeds from equipment financing	604	1,704
Payments on equipment financing	(122)	(404)
Payments under capital lease obligation	(461)	(627)

Net cash provided by financing activities	101	731
Effect of exchange rate changes on cash	450	(63)

Net increase (decrease) in cash and cash equivalents	2,557	(1,678)
Cash and cash equivalents at beginning of period	27,637	22,916

Cash and cash equivalents at end of period	$30,194	$21,238

Supplemental disclosure of non-cash financing activities
Purchase of equipment and support under capital lease	$—	$746

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2016, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

On March 10, 2016, the Company purchased an intangible asset for $300 plus a contingent amount of up to an additional $250 to be determined on the 90th day following the closing date. In June 2016, it was determined that no additional consideration was to be provided in connection with the intangible asset purchase. The useful life of the intangible asset was determined to be three years. As of June 30, 2016, the net carrying value of the intangible asset was $269.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2016 and 2015. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

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

At June 30, 2016 and December 31, 2015, no individual customer accounted for 10% or more of net accounts receivable. For the three and six months ended June 30, 2016 and 2015, no individual customer accounted for 10% or more of total revenue.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at June 30, 2016 or December 31, 2015.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of June 30, 2016 consist of the following:

	June 30, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$20,596	$20,596	$20,596
Money market funds	Demand	9,598	9,598	9,598

Total cash and cash equivalents		$30,194	$30,194	$30,194

Cash and cash equivalents as of December 31, 2015 consist of the following:

	December 31, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,057	$18,057	$18,057
Money market funds	Demand	9,580	9,580	9,580

Total cash and cash equivalents		$27,637	$27,637	$27,637

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options outstanding	4,525	4,113	4,554	4,108
Restricted stock units outstanding	1,552	934	1,530	925
Warrants	28	28	28	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,598	$—	$—	$9,598
Restricted cash	—	201	—	201

Total assets	$9,598	$201	$—	$9,799

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,580	$—	$—	$9,580
Restricted cash	—	201	—	201

Total assets	$9,580	$201	$—	$9,781

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life in years	5.7	6.1	6.0	6.2
Risk-free interest rate	1.44%	1.81%	1.53%	1.82%
Volatility	45%	46%	45%	48%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$2.64	$3.28	$2.66	$3.66

The Company recorded stock-based compensation expense of $1,125 and $1,336 for the three months ended June 30, 2016 and 2015, respectively, and $2,584 and $2,789 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $9,842 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.51 years. The following is a summary of the status of the Company’s stock options as of June 30, 2016 and the stock option activity during the six months ended June 30, 2016.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	4,622,886	$6.63
Granted	172,802	5.99
Exercised	(83,048)	2.26		$363
Canceled	(332,484)	8.74

Outstanding at June 30, 2016	4,380,156	$6.53	6.55	$12,036

Exercisable at June 30, 2016	2,303,494	$6.12	4.62	$7,711

Vested or expected to vest at June 30, 2016 (2)	3,908,182	$6.50	6.27	$10,993

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2016 of $8.80 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of June 30, 2016 plus the number of unvested options expected to vest as of June 30, 2016 based on the unvested options outstanding at June 30, 2016 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2015	1,503,814	$6.69
Granted	243,922	5.95
Vested and issued	(100,720)	8.75
Canceled	(153,276)	7.73

Unvested by June 30, 2016	1,493,740	$5.75

8. Income Taxes

For the three months ended June 30, 2016 and 2015, the Company recorded income tax expense of $96 and $66, respectively. For the six months ended June 30, 2016 and 2015 the Company recorded income tax expense of $141 and $132, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2016 and December 31, 2015. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming the Company in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that the Company has infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. The Company answered and filed counterclaims against Blue Spike on December 3, 2012. The Company amended its answer and counterclaims on July 15, 2013. This complaint is subject to indemnification by one of the Company’s vendors. On July 12, 2016, the complaint against Brightcove was dismissed in its entirety, with prejudice. Brightcove did not incur any loss in connection with this matter.

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming the Company, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using a Brightcove technology. The complaint seeks actual and statutory damages, costs and injunctive relief. The Company has not yet answered the complaint or otherwise filed a responsive pleading. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2016, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of June 30, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $482 as of June 30, 2016.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
North America	$22,627	$21,070	$45,667	$41,518
Europe	6,354	6,456	12,431	13,186
Japan	3,738	1,986	7,204	4,045
Asia Pacific	3,960	2,907	7,359	6,109
Other	281	429	591	875

Total revenue	$36,960	$32,848	$73,252	$65,733

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $21,160 and $19,743 during the three months ended June 30, 2016 and 2015, respectively, and $30,430 and $38,750 during the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2016 and 2015, no other country contributed more than 10% of the Company’s total revenue.

As of June 30, 2016 and December 31, 2015, property and equipment at locations outside the U.S. was not material.

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

As of June 30, 2016, we had 450 employees and 4,774 customers, of which 2,848 used our volume offerings and 1,926 used our premium offerings. As of June 30, 2015, we had 420 employees and 5,404 customers, of which 3,557 used our volume offerings and 1,847 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $65.7 million in the six months ended June 30, 2015 to $73.3 million in the six months ended June 30, 2016, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $4.0 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively. Included in consolidated net loss for the six months ended June 30, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $2.6 million and $1.5 million, respectively. Included in consolidated net loss for the six months ended June 30, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $2.8 million and $1.6 million, respectively.

For the six months ended June 30, 2016 and 2015, our revenue derived from customers located outside North America was 38% and 36%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of June 30, 2016, we had 4,774 customers, of which 2,848 used our volume offerings and 1,926 used our premium offerings. As of June 30, 2015, we had 5,404 customers, of which 3,557 used our volume offerings and 1,847 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during 2014 and 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2016 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the six months ended June 30, 2016 and 2015, the recurring dollar retention rate was 96% and 90%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2016	2015
Customers (at period end)
Volume	2,848	3,557
Premium	1,926	1,847

Total customers (at period end)	4,774	5,404

Recurring dollar retention rate	96%	90%
Average annual subscription revenue per premium customer (in thousands)	$69.2	$63.4

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

Video Marketing Suite is offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which typically include a subscription to Video Cloud, the Video Cloud Live Module, Gallery, basic support and a pre-determined amount of video streams or plays, bandwidth and managed content or videos. We also generally offer gold support or platinum support to our Video Marketing Suite customers for an additional fee, which includes extended phone support. The pricing for Video Marketing Suite is based on the number of users, accounts and usage, which is comprised of video streams or plays, bandwidth and managed content or videos. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

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

Cost of revenue increased in absolute dollars from the first six months of 2015 to the first six months of 2016. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consisted of transaction expenses incurred as part of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, as well as costs associated with the retention of key employees of Unicorn. Approximately $1.5 million was required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services were performed varies by employee. Given that the retention amount was related to a future service requirement, the related expense was recorded as merger-related compensation expense in the consolidated statements of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses, interest expense payable on our debt, loss on disposal of equipment and changes in the fair value of the warrants issued in connection with a line of credit.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at June 30, 2016, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2016 and 2015, we recorded $1.1 million and $1.3 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2016 and 2015, we recorded $2.6 million and $2.8 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2016 and 2015, 43% and 40%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2016 and 2015, 42% and 41%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2016 and 2015, 29% and 27%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the six months ended June 30, 2016 and 2015, 28% and 27%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$35,080	$31,917	$69,733	$63,728
Professional services and other revenue	1,880	931	3,519	2,005

Total revenue	36,960	32,848	73,252	65,733
Cost of revenue: (1) (2)
Cost of subscription and support revenue	11,675	10,357	23,350	20,703
Cost of professional services and other revenue	1,778	1,201	3,367	2,447

Total cost of revenue	13,453	11,558	26,717	23,150

Gross profit	23,507	21,290	46,535	42,583
Operating expenses: (1) (2)
Research and development	7,255	7,267	14,681	15,087
Sales and marketing	13,976	11,903	26,511	22,742
General and administrative	4,487	5,209	9,064	10,370
Merger-related	—	62	21	76

Total operating expenses	25,718	24,441	50,277	48,275

Loss from operations	(2,211)	(3,151)	(3,742)	(5,692)
Other expense, net	(91)	(429)	(122)	(653)

Loss before income taxes	(2,302)	(3,580)	(3,864)	(6,345)
Provision for income taxes	96	66	141	132

Net loss	$(2,398)	$(3,646)	$(4,005)	$(6,477)

Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.12)	$(0.20)

Weighted-average number of common shares used in computing net loss per share	32,794,274	32,548,123	32,759,561	32,522,049

Overview of Results of Operations for the Three Months Ended June 30, 2016 and 2015

Total revenue increased by 13%, or $4.1 million, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to an increase in subscription and support revenue of 10%, or $3.2 million, and an increase in professional services and other revenue of 102%, or $949,000 primarily related to the size and number of professional services engagements during the three months ended June 30, 2016 compared to the corresponding quarter in the prior year. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $4.5 million, or 15%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

These increases are offset by a $131,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2015. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.2 million, or 10%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $2.2 million in the three months ended June 30, 2016 compared to $3.2 million in the three months ended June 30, 2015. Loss from operations in the three months ended June 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $1.1 million and $784,000, respectively. Loss from operations in the three months ended June 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $1.3 million and $789,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2016, we had $30.2 million of unrestricted cash and cash equivalents, an increase of $2.6 million from $27.6 million at December 31, 2015, due primarily to $5.0 million of cash provided by operating activities and $604,000 in proceeds from an equipment financing. These increases were offset by $1.0 million in capital expenditures, $1.7 million in capitalization of internal-use software costs and $461,000 in payments under capital lease obligations.

Revenue

	Three Months Ended June 30,
	2016		2015		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$35,073	95%	$30,524	93%	$4,549	15%
Volume	1,887	5	2,324	7	(437)	(19)

Total	$36,960	100%	$32,848	100%	$4,112	13%

During the three months ended June 30, 2016, revenue increased by $4.1 million, or 13%, compared to the three months ended June 30, 2015, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.5 million, or 15%, is partially the result of a 4% increase in the number of premium customers from 1,847 at June 30, 2015 to 1,926 at June 30, 2016 and a 9% increase in the average annual subscription revenue per premium customer during the three months ended June 30, 2016. These increases are offset by a $131,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2015. In the three months ended June 30, 2016, volume revenue decreased by $437,000, or 19%, compared to the three months ended June 30, 2015, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2016		2015		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$35,080	95%	$31,917	97%	$3,163	10%
Professional services and other	1,880	5	931	3	949	102

Total	$36,960	100%	$32,848	100%	$4,112	13%

In the three months ended June 30, 2016, subscription and support revenue increased by $3.2 million, or 10%, compared to the three months ended June 30, 2015. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 9% increase in the average annual subscription revenue per premium customer during the three months ended June 30, 2016. These increases are offset by a $131,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2015. In addition, professional services and other revenue increased by $949,000, or 102%, primarily related to the size and number of professional services engagements during the three months ended June 30, 2016 compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2016		2015		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$22,627	61%	$21,070	64%	$1,557	7%

Europe	6,354	17	6,456	20	(102)	(2)
Japan	3,738	10	1,986	6	1,752	88
Asia Pacific	3,960	11	2,907	9	1,053	36
Other	281	1	429	1	(148)	(34)

International subtotal	14,333	39	11,778	36	2,555	22

Total	$36,960	100%	$32,848	100%	$4,112	13%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2016, total revenue for North America increased $1.6 million, or 7%, compared to the three months ended June 30, 2015. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended June 30, 2016, total revenue outside of North America increased $2.6 million, or 22%, compared to the three months ended June 30, 2015. The increase in revenue from international regions is primarily related to an increase in revenue in Japan and Asia Pacific. This increase is offset by a reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2015.

Cost of Revenue

	Three Months Ended June 30,
	2016		2015		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$11,675	33%	$10,357	32%	$1,318	13%
Professional services and other	1,778	95	1,201	129	577	48

Total	$13,453	36%	$11,558	35%	$1,895	16%

In the three months ended June 30, 2016, cost of subscription and support revenue increased $1.3 million, or 13%, compared to the three months ended June 30, 2015. The increase resulted primarily from an increase in content delivery network expenses, network hosting services and employee-related expenses of $824,000, $744,000 and $187,000, respectively. These increases were offset by a decrease in depreciation expense of $457,000.

In the three months ended June 30, 2016, cost of professional services and other revenue increased $577,000, or 48%, compared to the three months ended June 30, 2015. The increase resulted primarily from an increase in contractor expenses and additional employee-related expenses of $461,000 and $101,000, respectively.

Gross Profit

	Three Months Ended June 30,
	2016		2015		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$23,405	67%	$21,560	68%	$1,845	9%
Professional services and other	102	5	(270)	(29)	372	(138)

Total	$23,507	64%	$21,290	65%	$2,217	10%

The overall gross profit percentage was 64% and 65% for the three months ended June 30, 2016 and 2015, respectively. Subscription and support gross profit increased $1.8 million, or 9%, compared to the three months ended June 30, 2015. Professional services and other gross profit increased $372,000, or 138% compared to the three months ended June 30, 2015. The increase in the number of professional service engagements has allowed for greater leverage of fixed costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2016		2015		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,255	20%	$7,267	22%	$(12)	0%
Sales and marketing	13,976	38	11,903	36	2,073	17
General and administrative	4,487	12	5,209	16	(722)	(14)
Merger-related	—	—	62	—	(62)	(100)

Total	$25,718	70%	$24,441	74%	$1,277	5%

Research and Development. In the three months ended June 30, 2016, research and development expense was relatively unchanged when compared to the three months ended June 30, 2015. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended June 30, 2016, sales and marketing expense increased by $2.1 million, or 17%, compared to the three months ended June 30, 2015 primarily due to additional employee-related expenses, commission expenses and marketing programs of $862,000, $711,000 and $202,000 respectively. There were also increases in travel and computer maintenance and support expense of $147,000 and $70,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended June 30, 2016, general and administrative expense decreased by 722,000, or 14%, compared to the three months ended June 30, 2015 primarily due to decreases in outside accounting and legal fees, stock-based compensation and investor relations expenses of $408,000, $231,000 and $57,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. In the three months ended June 30, 2016, merger-related expenses decreased $62,000, or 100% when compared to the three months ended June 30, 2015 due to a $62,000 decrease in costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Three Months Ended June 30,
	2016		2015		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$24	—%	$1	—%	$23	nm %
Interest expense	(17)	—	(24)	—	7	(29)
Other expense, net	(98)	—	(406)	(1)	308	(76)

Total	$(91)	—%	$(429)	(1)%	$338	(79)%

nm – not meaningful

In the three months ended June 30, 2016, interest income, net, increased by $23,000 compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended June 30, 2016 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the three months ended June 30, 2016 was primarily due to a decrease in foreign currency exchange losses upon collection of foreign denominated receivables of $308,000.

Provision for Income Taxes

	Three Months Ended June 30,
	2016		2015		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$96	—%	$66	—%	$30	45%

In the three months ended June 30, 2016 and 2015, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Six Months Ended June 30, 2016 and 2015

Total revenue increased by 11%, or $7.5 million, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an increase in subscription and support revenue of 9%, or $6.0 million, and an increase in professional services and other revenue of 76%, or $1.5 million. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $8.4 million, or 14%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases are offset by a $698,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2015. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $4.0 million, or 9%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $3.7 million in the six months ended June 30, 2016 compared to $5.7 million in the six months ended June 30, 2015. Loss from operations in the six months ended June 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $2.6 million and $1.5 million, respectively. Loss from operations in the six months ended June 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $2.8 million and $1.6 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

Revenue

	Six Months Ended June 30,
	2016		2015		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$69,381	95%	$60,989	93%	$8,392	14%
Volume	3,871	5	4,744	7	(873)	(18)

Total	$73,252	100%	$65,733	100%	$7,519	11%

During the six months ended June 30, 2016, revenue increased by $7.5 million, or 11%, compared to the six months ended June 30, 2015, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $8.4 million, or 14%, is partially the result of a 4% increase in the number of premium customers from 1,847 at June 30, 2015 to 1,926 at June 30, 2016 and a 9% increase in the average annual subscription revenue per premium customer during the six months ended June 30, 2016. These increases are offset by a $698,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2015. In the six months ended June 30, 2016, volume revenue decreased by $873,000, or 18%, compared to the six months ended June 30, 2015, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2016		2015		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$69,733	95%	$63,728	97%	$6,005	9%
Professional services and other	3,519	5	2,005	3	1,514	76

Total	$73,252	100%	$65,733	100%	$7,519	11%

In the six months ended June 30, 2016, subscription and support revenue increased by $6.0 million, or 9%, compared to the six months ended June 30, 2015. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 9% increase in the average annual subscription revenue per premium customer during the six months ended June 30, 2016. These increases are offset by a $698,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2015. In addition, professional services and other revenue increased by $1.5 million, or 76%, primarily related to the size and number of professional services engagements during the six months ended June 30, 2016 compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2016		2015		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$45,667	62%	$41,518	63%	$4,149	10%

Europe	12,431	17	13,186	20	(755)	(6)
Japan	7,204	10	4,045	6	3,159	78
Asia Pacific	7,359	10	6,109	9	1,250	20
Other	591	1	875	1	(284)	(32)

International subtotal	27,585	38	24,215	36	3,370	14

Total	$73,252	100%	$65,733	100%	$7,519	11%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2016, total revenue for North America increased $4.1 million, or 10%, compared to the six months ended June 30, 2015. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the six months ended June 30, 2016, total revenue outside of North America increased $3.4 million, or 14%, compared to the six months ended June 30, 2015. The increase in revenue from international regions is primarily related to an increase in revenue in Japan and Asia Pacific. This increase is offset by a decrease in sales in Europe combined with a reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2015.

Cost of Revenue

	Six Months Ended June 30,
	2016		2015		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$23,350	33%	$20,703	32%	$2,647	13%
Professional services and other	3,367	96	2,447	122	920	38

Total	$26,717	36%	$23,150	35%	$3,567	15%

In the six months ended June 30, 2016, cost of subscription and support revenue increased $2.6 million, or 13%, compared to the six months ended June 30, 2015. The increase resulted primarily from an increase in content delivery network expenses, network hosting services and employee-related expenses of $2.0 million, $1.3 million and $280,000, respectively. These increases were offset by a decrease in depreciation expense of $841,000.

In the six months ended June 30, 2016, cost of professional services and other revenue increased $920,000, or 38%, compared to the six months ended June 30, 2015. The increase resulted primarily from an increase in contractor, employee-related and stock-based compensation expenses of $811,000, $52,000 and $37,000, respectively.

Gross Profit

	Six Months Ended June 30,
	2016		2015		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$46,383	67%	$43,025	68%	$3,358	8%
Professional services and other	152	4	(442)	(22)	594	(134)

Total	$46,535	64%	$42,583	65%	$3,952	9%

The overall gross profit percentage was 64% and 65% for the six months ended June 30, 2016 and 2015, respectively. Subscription and support gross profit increased $3.4 million, or 8%, compared to the six months ended June 30, 2015. Professional services and other gross profit increased $594,000, or 134% compared to the six months ended June 30, 2015. The increase in the number of professional service engagements has allowed for greater leverage of fixed costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2016		2015		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$14,681	20%	$15,087	23%	$(406)	(3)%
Sales and marketing	26,511	36	22,742	35	3,769	17
General and administrative	9,064	12	10,370	16	(1,306)	(13)
Merger-related	21	—	76	—	(55)	(72)

Total	$50,277	69%	$48,275	73%	$2,002	4%

Research and Development. In the six months ended June 30, 2016, research and development expense decreased by $406,000 million, or 3%, compared to the six months ended June 30, 2015 primarily due to decreases in travel, rent, stock-based compensation and employee-related expenses of $135,000, $129,000, $90,000 and $76,000, respectively.

Sales and Marketing. In the six months ended June 30, 2016, sales and marketing expense increased by $3.8 million, or 17%, compared to the six months ended June 30, 2015 primarily due to increases in employee-related, commission, travel and computer maintenance and support expenses of $2.1 million, $1.1 million, $160,000 and $145,000, respectively. There were also increases in employee training and development expenses and marketing programs of $120,000 and $117,000, respectively. These increases were offset by a decrease in recruiting and relocation expense of $97,000.

General and Administrative. In the six months ended June 30, 2016, general and administrative expense decreased by $1.3 million, or 13%, compared to the six months ended June 30, 2015 primarily due to decreases in outside legal fees, stock-based compensation and employee-related expenses of $846,000, $249,000 and $151,000, respectively.

Merger-related. In the six months ended June 30, 2016, merger-related expenses merger-related expenses decreased $55,000, or 72%, when compared to the six months ended June 30, 2015 due to a $55,000 decrease in costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Six Months Ended June 30,
	2016		2015		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$50	—%	$2	—%	$48	nm %
Interest expense	(36)	—	(40)	—	4	(10)
Other expense, net	(136)	—	(615)	(1)	479	(78)

Total	$(122)	—%	$(653)	(1)%	$531	(81)%

nm – not meaningful

In the six months ended June 30, 2016, interest income, net, increased by $48,000 compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the six months ended June 30, 2016 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the six months ended June 30, 2016 was primarily due to a decrease in foreign currency exchange losses upon collection of foreign denominated accounts receivables of $484,000.

Provision for Income Taxes

	Six Months Ended June 30,
	2016		2015		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$141	—%	$132	—%	$9	7%

In the six months ended June 30, 2016 and 2015, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2016	2015
	(in thousands)
Purchases of property and equipment	$(1,026)	$(2,441)
Depreciation and amortization	3,985	4,802
Cash flows provided by operating activities	5,009	431
Cash flows used in investing activities	(3,003)	(2,777)
Cash flows provided by financing activities	101	731

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2016 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2016 and December 31, 2015, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At June 30, 2016 and December 31, 2015, we had $6.1 million and $5.2 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 46 days at June 30, 2016 and 56 days at December 31, 2015.

Cash flows provided by operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2016 was $5.0 million. The cash flow provided by operating activities resulted from net non-cash charges of $6.7 million, cash provided by changes in our operating assets and liabilities of $2.3 million, partially offset by net losses of $4.0 million. Net non-cash expenses consisted primarily of $4.0 million for depreciation and amortization expense and $2.6 million for stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $2.4 million and increases in deferred revenue and accounts payable of $2.0 million and $881,000, respectively. These inflows were offset in part by an increase in prepaid expenses and other current assets of $1.6 million and a decrease in accrued expenses of $1.1 million.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2016 was $3.0 million, consisting primarily of $1.7 million for the capitalization of internal-use software costs, $1.0 million in capital expenditures to support the business and $300,000 in cash paid for the purchase of an intangible asset.

Cash flows provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2016 was $101,000, consisting of proceeds received from an equipment financing and the exercise of common stock options of $604,000 and $188,000, respectively, offset partially by payments under capital lease obligation, payments on an equipment financing and withholding tax on RSU vesting of $461,000, $122,000 and $108,000, respectively.

Credit facility borrowings

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of June 30, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $482,000 as of June 30, 2016.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2016 and December 31, 2015.

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

Our contractual obligations as of December 31, 2015 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the obligations outlined in our Annual Report on Form 10-K, we had $482,000 of equipment financing obligations as of June 30, 2016. The obligation under the December 2015 Equipment Financing Agreement is being repaid over a two year period through January 2018.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2016	2015
Revenues generated in locations outside the United States	43%	40%
Revenues in currencies other than the United States dollar (1)	29%	27%
Expenses in currencies other than the United States dollar (1)	15%	15%

	Six Months Ended June 30,
	2016	2015
Revenues generated in locations outside the United States	42%	41%
Revenues in currencies other than the United States dollar (1)	28%	27%
Expenses in currencies other than the United States dollar (1)	15%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	7%	2%
British pound	7	6	9	5
Japanese Yen	10	4	6	3
Other	4	3	5	5

Total	28%	15%	27%	15%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	7%	2%
British pound	7	6	9	6
Japanese Yen	10	4	6	3
Other	4	3	5	3

Total	28%	15%	27%	14%

As of June 30, 2016 and December 31, 2015, we had $5.3 million and $5.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at June 30, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.1 million, decreased expenses by $1.1 million and decreased operating income by $909,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2016 and 2015.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $30.2 million at June 30, 2016. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $17,000 and $36,000 of interest expense during the three and six months ended June 30, 2016, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 27, 2012, a complaint was filed by Blue Spike, LLC naming us in a patent infringement case (Blue Spike, LLC v. Audible Magic Corporation, et al., United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed U.S. Patent No. 7,346,472 with a listed issue date of March 18, 2008, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,660,700 with a listed issue date of February 9, 2010, entitled “Method and Device for Monitoring and Analyzing Signals,” U.S. Patent No. 7,949,494 with a listed issue date of May 24, 2011, entitled “Method and Device for Monitoring and Analyzing Signals” and U.S. Patent No. 8,214,175 with a listed issue date of July 3, 2012, entitled “Method and Device for Monitoring and Analyzing Signals.” The complaint seeks an injunction enjoining infringement, damages and pre- and post-judgment costs and interest. We answered and filed counterclaims against Blue Spike on December 3, 2012. We amended our answer and counterclaims on July 15, 2013. This complaint is subject to indemnification by one of our vendors. On July 12, 2016, the complaint against us was dismissed in its entirety, with prejudice. We did not incur any loss in connection with this matter.

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming us, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG website by using our technology. The complaint seeks actual and statutory damages, costs and injunctive relief. We have not yet answered the complaint or otherwise filed a responsive pleading. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

BRIGHTCOVE INC.
(Registrant)

Date: July 28, 2016	By:	/s/ David Mendels
David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)