Form 10-Q
period 2016-09-30
BRIGHTCOVE INC
filed 2016-11-02
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016 there were 33,783,814 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$35,192	$27,637
Accounts receivable, net of allowance of $168 and $332 at September 30, 2016 and December 31, 2015, respectively	22,710	21,213
Prepaid expenses	4,168	3,320
Other current assets	1,634	1,259

Total current assets	63,704	53,429
Property and equipment, net	9,501	8,689
Intangible assets, net	11,753	13,786
Goodwill	50,776	50,776
Deferred tax asset	80	63
Restricted cash, net of current portion	201	201
Other assets	956	724

Total assets	$136,971	$127,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,659	$3,302
Accrued expenses	14,426	12,849
Capital lease liability	551	850
Equipment financing	304	—
Deferred revenue	34,690	29,836

Total current liabilities	53,630	46,837
Deferred revenue, net of current portion	5	95
Other liabilities	2,033	2,601

Total liabilities	55,668	49,533
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,863,052 and 32,810,631 shares issued at September 30, 2016 and December 31, 2015, respectively	34	33
Additional paid-in capital	229,004	220,458
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(644)	(888)
Accumulated deficit	(146,220)	(140,597)

Total stockholders’ equity	81,303	78,135

Total liabilities and stockholders’ equity	$136,971	$127,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$36,203	$33,184	$105,936	$96,912
Professional services and other revenue	2,186	653	5,705	2,658

Total revenue	38,389	33,837	111,641	99,570
Cost of revenue: (1) (2)
Cost of subscription and support revenue	11,691	10,314	35,041	31,017
Cost of professional services and other revenue	2,086	1,198	5,453	3,645

Total cost of revenue	13,777	11,512	40,494	34,662

Gross profit	24,612	22,325	71,147	64,908
Operating expenses: (1) (2)
Research and development	7,704	7,233	22,385	22,320
Sales and marketing	13,334	11,664	39,845	34,406
General and administrative	5,126	4,391	14,190	14,761
Merger-related	—	62	21	138

Total operating expenses	26,164	23,350	76,441	71,625

Loss from operations	(1,552)	(1,025)	(5,294)	(6,717)
Other expense, net	(5)	(127)	(127)	(780)

Loss before income taxes	(1,557)	(1,152)	(5,421)	(7,497)
Provision for income taxes	61	123	202	255

Net loss	$(1,618)	$(1,275)	$(5,623)	$(7,752)

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.17)	$(0.24)

Weighted-average number of common shares used in computing net loss per share	33,345,161	32,636,084	32,956,186	32,560,478

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$94	$30	$204	$101
Cost of professional services and other revenue	69	79	158	131
Research and development	372	400	942	1,060
Sales and marketing	651	843	1,630	1,764
General and administrative	495	171	1,331	1,256
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$507	$508	$1,523	$1,523
Research and development	32	31	95	94
Sales and marketing	245	235	715	736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(1,618)	$(1,275)	$(5,623)	$(7,752)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13)	15	(244)	61

Comprehensive loss	$(1,631)	$(1,260)	$(5,867)	$(7,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(5,623)	$(7,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,901	6,898
Stock-based compensation	4,265	4,312
Provision for reserves on accounts receivable	233	317
Loss on disposal of equipment	—	45
Changes in assets and liabilities:
Accounts receivable	(1,441)	1,050
Prepaid expenses and other current assets	(1,720)	(441)
Other assets	(200)	(478)
Accounts payable	(17)	1,001
Accrued expenses	1,953	(1,660)
Deferred revenue	4,278	957

Net cash provided by operating activities	7,629	4,249
Investing activities
Cash paid for purchase of intangible asset	(300)	—
Purchases of property and equipment, net of returns	(1,194)	(2,479)
Capitalized internal-use software costs	(2,940)	(1,020)

Net cash used in investing activities	(4,434)	(3,499)
Financing activities
Proceeds from exercise of stock options	4,392	72
Payments of withholding tax on RSU vesting	(216)	(48)
Proceeds from equipment financing	604	1,704
Payments on equipment financing	(196)	(576)
Payments under capital lease obligation	(682)	(988)

Net cash provided by financing activities	3,902	164
Effect of exchange rate changes on cash	458	(42)

Net increase in cash and cash equivalents	7,555	872
Cash and cash equivalents at beginning of period	27,637	22,916

Cash and cash equivalents at end of period	$35,192	$23,788

Supplemental disclosure of non-cash financing activities
Purchase of equipment and support under capital lease	$—	$875

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2016, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

On March 10, 2016, the Company purchased an intangible asset for $300 plus a contingent amount of up to an additional $250 to be determined on the 90th day following the closing date. In June 2016, it was determined that no additional consideration was to be provided in connection with the intangible asset purchase. The useful life of the intangible asset was determined to be three years. As of September 30, 2016, the net carrying value of the intangible asset was $244.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2016 and 2015. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

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

At September 30, 2016 and December 31, 2015, no individual customer accounted for 10% or more of net accounts receivable. For the three and nine months ended September 30, 2016 and 2015, no individual customer accounted for 10% or more of total revenue.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at September 30, 2016 or December 31, 2015.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of September 30, 2016 consist of the following:

	September 30, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$25,584	$25,584	$25,584
Money market funds	Demand	9,608	9,608	9,608

Total cash and cash equivalents		$35,192	$35,192	$35,192

Cash and cash equivalents as of December 31, 2015 consist of the following:

	December 31, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,057	$18,057	$18,057
Money market funds	Demand	9,580	9,580	9,580

Total cash and cash equivalents		$27,637	$27,637	$27,637

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options outstanding	4,152	4,181	4,419	4,133
Restricted stock units outstanding	1,752	1,094	1,604	982
Warrants	21	28	26	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,608	$—	$—	$9,608
Restricted cash	—	201	—	201

Total assets	$9,608	$201	$—	$9,809

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,580	$—	$—	$9,580
Restricted cash	—	201	—	201

Total assets	$9,580	$201	$—	$9,781

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life in years	6.2	6.3	6.1	6.2
Risk-free interest rate	1.35%	1.90%	1.41%	1.85%
Volatility	45%	46%	45%	47%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$4.98	$2.49	$4.17	$3.25

The Company recorded stock-based compensation expense of $1,681 and $1,523 for the three months ended September 30, 2016 and 2015, respectively, and $4,265 and $4,312 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $13,113 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.55 years. The following is a summary of the status of the Company’s stock options as of September 30, 2016 and the stock option activity during the nine months ended September 30, 2016.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	4,622,886	$6.63
Granted	497,238	9.32
Exercised	(797,895)	5.50		$4,285
Canceled	(378,193)	8.83

Outstanding at September 30, 2016	3,944,036	$6.99	7.05	$24,248

Exercisable at September 30, 2016	1,790,873	$6.26	5.03	$12,464

Vested or expected to vest at September 30, 2016 (2)	3,439,754	$6.89	6.78	$21,527

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2016 of $13.05 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of September 30, 2016 plus the number of unvested options expected to vest as of September 30, 2016 based on the unvested options outstanding at September 30, 2016 adjusted for an estimated forfeiture rate.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2015	1,503,814	$6.69
Granted	819,623	11.08
Vested and issued	(233,992)	5.83
Canceled	(194,258)	6.79

Unvested by September 30, 2016	1,895,187	$7.78

8. Income Taxes

For the three months ended September 30, 2016 and 2015, the Company recorded income tax expense of $61 and $123, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded income tax expense of $202 and $255, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2016 and December 31, 2015. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming the Company, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using a Brightcove technology. The complaint seeks actual and statutory damages, costs and injunctive relief. On September 22, 2016, the plaintiff filed an amended complaint. The Company has not yet answered the amended complaint or otherwise filed a responsive pleading. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On July 30, 2016, a complaint was filed by Autumn Cloud LLC naming the Company as a defendant in a patent infringement case (Autumn Cloud LLC v. Brightcove Inc., United States District Court for the Eastern District of Texas). The complaint alleges that Brightcove has infringed U.S. Patent 7,606,843 with an issue date of October 20, 2009, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment,” and U.S. Patent 8,239,347 with an issue date of August 7, 2012, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment.” The complaint seeks monetary damages and declarations of infringement. Autumn Cloud has not yet served the complaint on Brightcove. Brightcove cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2016, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2016. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $408 as of September 30, 2016.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
North America	$23,246	$22,118	$68,913	$63,636
Europe	6,412	6,049	18,843	19,235
Japan	4,243	2,249	11,447	6,294
Asia Pacific	4,136	3,035	11,495	9,144
Other	352	386	943	1,261

Total revenue	$38,389	$33,837	$111,641	$99,570

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $21,793 and $20,652 during the three months ended September 30, 2016 and 2015, respectively, and $64,615 and $59,403 during the nine months ended September 30, 2016 and 2015, respectively. Revenue from customers located in Japan was $4,243 and $2,249 during the three months ended September 30, 2016 and 2015, respectively, and $11,447 and $6,294 during the nine months ended September 30, 2016 and 2015, respectively. During the three and nine months ended September 30, 2016 and 2015, no other country contributed more than 10% of the Company’s total revenue.

As of September 30, 2016 and December 31, 2015, property and equipment at locations outside the U.S. was not material.

12. Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective application. Accordingly, the standard is effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures. Early adoption is permitted, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016).

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

As of September 30, 2016, we had 471 employees and 4,647 customers, of which 2,666 used our volume offerings and 1,981 used our premium offerings. As of September 30, 2015, we had 415 employees and 5,162 customers, of which 3,310 used our volume offerings and 1,852 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $99.6 million in the nine months ended September 30, 2015 to $111.6 million in the nine months ended September 30, 2016, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $5.6 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. Included in consolidated net loss for the nine months ended September 30, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.3 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.4 million, respectively.

For the nine months ended September 30, 2016 and 2015, our revenue derived from customers located outside North America was 38% and 35%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of September 30, 2016, we had 4,647 customers, of which 2,666 used our volume offerings and 1,981 used our premium offerings. As of September 30, 2015, we had 5,162 customers, of which 3,310 used our volume offerings and 1,852 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during 2014 and 2015 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2016 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the nine months ended September 30, 2016 and 2015, the recurring dollar retention rate was 97% and 93%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2016	2015
Customers (at period end)
Volume	2,666	3,310
Premium	1,981	1,852

Total customers (at period end)	4,647	5,162

Recurring dollar retention rate	97%	93%
Average annual subscription revenue per premium customer (in thousands)	$69.6	$64.7

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

Cost of revenue increased in absolute dollars from the first nine months of 2015 to the first nine months of 2016. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at September 30, 2016, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2016 and 2015, we recorded $1.7 million and $1.5 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2016 and 2015, we recorded $4.3 million and $4.3 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2016 and 2015, 43% and 39%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2016 and 2015, 42% and 40%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2016 and 2015, 29% and 25%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the nine months ended September 30, 2016 and 2015, 28% and 27%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$36,203	$33,184	$105,936	$96,912
Professional services and other revenue	2,186	653	5,705	2,658

Total revenue	38,389	33,837	111,641	99,570
Cost of revenue:
Cost of subscription and support revenue	11,691	10,314	35,041	31,017
Cost of professional services and other revenue	2,086	1,198	5,453	3,645

Total cost of revenue	13,777	11,512	40,494	34,662

Gross profit	24,612	22,325	71,147	64,908
Operating expenses:
Research and development	7,704	7,233	22,385	22,320
Sales and marketing	13,334	11,664	39,845	34,406
General and administrative	5,126	4,391	14,190	14,761
Merger-related	—	62	21	138

Total operating expenses	26,164	23,350	76,441	71,625

Loss from operations	(1,552)	(1,025)	(5,294)	(6,717)
Other expense, net	(5)	(127)	(127)	(780)

Loss before income taxes	(1,557)	(1,152)	(5,421)	(7,497)
Provision for income taxes	61	123	202	255

Net loss	$(1,618)	$(1,275)	$(5,623)	$(7,752)

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.17)	$(0.24)

Weighted-average number of common shares used in computing net loss per share	33,345,161	32,636,084	32,956,186	32,560,478

Overview of Results of Operations for the Three Months Ended September 30, 2016 and 2015

Total revenue increased by 13%, or $4.6 million, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increase in subscription and support revenue of 9%, or $3.0 million. The increase in professional services and other revenue of 235%, or $1.5 million primarily related to the size and number of professional services engagements during the three months ended September 30, 2016 compared to the corresponding quarter in the prior year. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $4.8 million, or 15%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.3 million, or 10%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $1.6 million in the three months ended September 30, 2016 compared to $1.0 million in the three months ended September 30, 2015. Loss from operations in the three months ended September 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $784,000, respectively. Loss from operations in the three months ended September 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $774,000, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2016, we had $35.2 million of unrestricted cash and cash equivalents, an increase of $7.6 million from $27.6 million at December 31, 2015, due primarily to $7.6 million of cash provided by operating activities, $4.4 million in proceeds from exercises of stock options and $604,000 in proceeds from an equipment financing. These increases were offset in part by $2.9 million in capitalization of internal-use software costs, $1.2 million in capital expenditures and $682,000 in payments under capital lease obligations.

Revenue

	Three Months Ended September 30,
	2016		2015		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$36,518	95%	$31,688	94%	$4,830	15%
Volume	1,871	5	2,149	6	(278)	(13)

Total	$38,389	100%	$33,837	100%	$4,552	13%

During the three months ended September 30, 2016, revenue increased by $4.6 million, or 13%, compared to the three months ended September 30, 2015, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.8 million, or 15%, is partially the result of a 7% increase in the number of premium customers from 1,852 at September 30, 2015 to 1,981 at September 30, 2016 and a 5% increase in the average annual subscription revenue per premium customer during the three months ended September 30, 2016. In the three months ended September 30, 2016, volume revenue decreased by $278,000, or 13%, compared to the three months ended September 30, 2015, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2016		2015		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$36,203	94%	$33,184	98%	$3,019	9%
Professional services and other	2,186	6	653	2	1,533	235

Total	$38,389	100%	$33,837	100%	$4,552	13%

In the three months ended September 30, 2016, subscription and support revenue increased by $3.0 million, or 9%, compared to the three months ended September 30, 2015. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 5% increase in the average annual subscription revenue per premium customer during the three months ended September 30, 2016. In addition, professional services and other revenue increased by $1.5 million, or 235%, primarily related to the size and number of professional services engagements during the three months ended September 30, 2016 compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2016		2015		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$23,246	61%	$22,118	65%	$1,128	5%

Europe	6,412	16	6,049	18	363	6
Japan	4,243	11	2,249	7	1,994	89
Asia Pacific	4,136	11	3,035	9	1,101	36
Other	352	1	386	1	(34)	(9)

International subtotal	15,143	39	11,719	35	3,424	29

Total	$38,389	100%	$33,837	100%	$4,552	13%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended September 30, 2016, total revenue for North America increased $1.1 million, or 5%, compared to the three months ended September 30, 2015. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the three months ended September 30, 2016, total revenue outside of North America increased $3.4 million, or 29%, compared to the three months ended September 30, 2015. The increase in revenue from international regions is primarily related to an increase in revenue in Japan and Asia Pacific. This increase is offset by a reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2015.

Cost of Revenue

	Three Months Ended September 30,
	2016		2015		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$11,691	32%	$10,314	31%	$1,377	13%
Professional services and other	2,086	95	1,198	183	888	74

Total	$13,777	36%	$11,512	34%	$2,265	20%

In the three months ended September 30, 2016, cost of subscription and support revenue increased $1.4 million, or 13%, compared to the three months ended September 30, 2015. The increase resulted primarily from increases in content delivery network expenses, network hosting services and employee-related expenses of $1.1 million, $526,000 and $135,000, respectively. These increases were partially offset by a decrease in depreciation expense of $276,000.

In the three months ended September 30, 2016, cost of professional services and other revenue increased $888,000, or 74%, compared to the three months ended September 30, 2015. The increase resulted primarily from increases in contractor and employee-related expenses of $640,000 and $228,000, respectively.

Gross Profit

	Three Months Ended September 30,
	2016		2015		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$24,512	68%	$22,870	69%	$1,642	7%
Professional services and other	100	5	(545)	(83)	645	(118)

Total	$24,612	64%	$22,325	66%	$2,287	10%

The overall gross profit percentage was 64% and 66% for the three months ended September 30, 2016 and 2015, respectively. Subscription and support gross profit increased $1.6 million, or 7%, compared to the three months ended September 30, 2015. Professional services and other gross profit increased $645,000, or 118% compared to the three months ended September 30, 2015. The increase in the number of professional service engagements has allowed for greater leverage of fixed costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2016		2015		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,704	20%	$7,233	21%	$471	7%
Sales and marketing	13,334	35	11,664	34	1,670	14
General and administrative	5,126	13	4,391	13	735	17
Merger-related	—	—	62	—	(62)	(100)

Total	$26,164	68%	$23,350	69%	$2,814	12%

Research and Development. In the three months ended September 30, 2016, research and development expense increased by $471,000, or 7%, compared to the three months ended September 30, 2015 primarily due to increases in employee-related and contractor expenses of $490,000 and $110,000 respectively. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended September 30, 2016, sales and marketing expense increased by $1.7 million, or 14%, compared to the three months ended September 30, 2015 primarily due to employee-related expenses, commission expenses and marketing programs of $830,000, $560,000 and $267,000 respectively. There were also increases in recruitingand computer maintenance and support expenses of $209,000, and $94,000, respectively. These increases were partially offset by decreases in stock-based compensation and contractor expenses of $192,000 and $181,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended September 30, 2016, general and administrative expense increased by 735,000, or 17%, compared to the three months ended September 30, 2015 primarily due to increases in stock-based compensation, employee-related , and recruiting expenses of $324,000, $243,000 and $218,000, respectively. These increases were offset by a decrease in outside accounting and legal fees of $145,000. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. In the three months ended September 30, 2016, merger-related expenses decreased $62,000, or 100% when compared to the three months ended September 30, 2015 due to a $62,000 decrease in costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Three Months Ended September 30,
	2016		2015		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$24	—%	$2	—%	$22	nm %
Interest expense	(15)	—	(31)	—	16	(52)
Other expense, net	(14)	—	(98)	—	84	(86)

Total	$(5)	—%	$(127)	0%	$122	(96)%

nm – not meaningful

In the three months ended September 30, 2016, interest income, net, increased by $22,000 compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended September 30, 2016 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the three months ended September 30, 2016 was primarily due to a decrease in foreign currency exchange losses upon collection of foreign denominated receivables of $83,000.

Provision for Income Taxes

	Three Months Ended September 30,
	2016		2015		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$61	—%	$123	—%	$(62)	(50)%

In the three months ended September 30, 2016 and 2015, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Total revenue increased by 12%, or $12.1 million, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to an increase in subscription and support revenue of 9%, or $9.0 million, and an increase in professional services and other revenue of 115%, or $3.0 million. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $13.2 million, or 14%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases are offset in part by a $665,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2015. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $6.2 million, or 10%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $5.3 million in the nine months ended September 30, 2016 compared to $6.7 million in the nine months ended September 30, 2015. Loss from operations in the nine months ended September 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.3 million, respectively. Loss from operations in the nine months ended September 30, 2015 included stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.4 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

Revenue

	Nine Months Ended September 30,
	2016		2015		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$105,899	95%	$92,677	93%	$13,222	14%
Volume	5,742	5	6,893	7	(1,151)	(17)

Total	$111,641	100%	$99,570	100%	$12,071	12%

During the nine months ended September 30, 2016, revenue increased by $12.1 million, or 12%, compared to the nine months ended September 30, 2015, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $13.2 million, or 14%, is partially the result of a 7% increase in the number of premium customers from 1,852 at September 30, 2015 to 1,981 at September 30, 2016 and an 8% increase in the average annual subscription revenue per premium customer during the nine months ended September 30, 2016. These increases were partially offset by a $665,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2015. In the nine months ended September 30, 2016, volume revenue decreased by $1.2 million, or 17%, compared to the nine months ended September 30, 2015, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2016		2015		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$105,936	95%	$96,912	97%	$9,024	9%
Professional services and other	5,705	5	2,658	3	3,047	115

Total	$111,641	100%	$99,570	100%	$12,071	12%

In the nine months ended September 30, 2016, subscription and support revenue increased by $9.0 million, or 9%, compared to the nine months ended September 30, 2015. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and an 8% increase in the average annual subscription revenue per premium customer during the nine months ended September 30, 2016. These increases are offset in part by a $665,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2015. In addition, professional services and other revenue increased by $3.0 million, or 115%, primarily related to the size and number of professional services engagements during the nine months ended September 30, 2016 compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2016		2015		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$68,913	62%	$63,636	65%	$5,277	8%

Europe	18,843	17	19,235	19	(392)	(2)
Japan	11,447	10	6,294	6	5,153	82
Asia Pacific	11,495	10	9,144	9	2,351	26
Other	943	1	1,261	1	(318)	(25)

International subtotal	42,728	38	35,934	35	6,794	19

Total	$111,641	100%	$99,570	100%	$12,071	12%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the nine months ended September 30, 2016, total revenue for North America increased $5.3 million, or 8%, compared to the nine months ended September 30, 2015. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. In the nine months ended September 30, 2016, total revenue outside of North America increased $6.8 million, or 19%, compared to the nine months ended September 30, 2015. The increase in revenue from international regions is primarily related to an increase in revenue in Japan and Asia Pacific. This increase is offset by a decrease in sales in Europe combined with a reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2015.

Cost of Revenue

	Nine Months Ended September 30,
	2016		2015		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$35,041	33%	$31,017	32%	$4,024	13%
Professional services and other	5,453	96	3,645	137	1,808	50

Total	$40,494	36%	$34,662	35%	$5,832	17%

In the nine months ended September 30, 2016, cost of subscription and support revenue increased $4.0 million, or 13%, compared to the nine months ended September 30, 2015. The increase resulted primarily from increases in content delivery network expenses, network hosting services and employee-related expenses of $3.1 million, $1.9 million and $415,000, respectively. There were also increases in bandwidth expenses and stock-based compensation of $154,000 and $103,000, respectively. These increases were offset in part by decreases in depreciation and maintenance expenses of $1.1 million and $141,000, respectively.

In the nine months ended September 30, 2016, cost of professional services and other revenue increased $1.8 million, or 50%, compared to the nine months ended September 30, 2015. The increase resulted primarily from increases in contractor and employee-related expenses of $1.5 million and $280,000, respectively.

Gross Profit

	Nine Months Ended September 30,
	2016		2015		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$70,895	67%	$65,895	68%	$5,000	8%
Professional services and other	252	4	(987)	(37)	1,239	(126)

Total	$71,147	64%	$64,908	65%	$6,239	10%

The overall gross profit percentage was 64% and 65% for the nine months ended September 30, 2016 and 2015, respectively. Subscription and support gross profit increased $5.0 million, or 8%, compared to the nine months ended September 30, 2015. Professional services and other gross profit increased $1.2 million, or 126%, compared to the nine months ended September 30, 2015. The increase in the number of professional service engagements has allowed for greater leverage of fixed costs. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2016		2015		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$22,385	20%	$22,320	22%	$65	0%
Sales and marketing	39,845	36	34,406	35	5,439	16
General and administrative	14,190	13	14,761	15	(571)	(4)
Merger-related	21	—	138	—	(117)	(85)

Total	$76,441	68%	$71,625	72%	$4,816	7%

Research and Development. In the nine months ended September 30, 2016, research and development expense was relatively unchanged when compared to the nine months ended September 30, 2015. Research and development expense increased by $415,000 for employee-related expenses. This increase was partially offset by decreases in travel and entertainment, rent and utilities and stock-based compensation expense of $192,000, $151,000 and $118,000, respectively.

Sales and Marketing. In the nine months ended September 30, 2016, sales and marketing expense increased by $5.4 million, or 16%, compared to the nine months ended September 30, 2015 primarily due to increases in employee-related expense, commission expense, marketing programs, and travel expense of $3.0 million, $1.7 million, $383,000 and $224,000, respectively. There were also increases in computer maintenance and support and recruiting expenses of $239,000 and $112,000, respectively. These increases were partially offset by decreases in contractor and stock-based compensation expenses of $155,000 and $134,000, respectively.

General and Administrative. In the nine months ended September 30, 2016, general and administrative expense decreased by $571,000 million, or 4%, compared to the nine months ended September 30, 2015 primarily due to a decrease in outside accounting and legal fees of $959,000. This decrease was partially offset by increases in recruiting and computer maintenance and support of $300,000 and $103,000, respectively.

Merger-related. In the nine months ended September 30, 2016, merger-related expenses merger-related expenses decreased $117,000 or 85%, when compared to the nine months ended September 30, 2015 primarily due to a $117,000 decrease in costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Nine Months Ended September 30,
	2016		2015		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$74	—%	$4	—%	$70	nm %
Interest expense	(51)	—	(71)	—	20	(28)
Other expense, net	(150)	—	(713)	(1)	563	(79)

Total	$(127)	—%	$(780)	(1)%	$653	(84)%

nm – not meaningful

In the nine months ended September 30, 2016, interest income, net, increased by 70,000 compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the nine months ended September 30, 2016 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expense, net during the nine months ended September 30, 2016 was primarily due to a decrease in foreign currency exchange losses upon collection of foreign denominated accounts receivables of $567,000.

Provision for Income Taxes

	Nine Months Ended September 30,
	2016		2015		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$202	—%	$255	—%	$(53)	(21)%

In the nine months ended September 30, 2016 and 2015, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2016	2015
	(in thousands)
Purchases of property and equipment	$(1,194)	$(2,479)
Depreciation and amortization	5,901	6,898
Cash flows provided by operating activities	7,629	4,249
Cash flows used in investing activities	(4,434)	(3,499)
Cash flows provided by financing activities	3,902	164

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2016 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At September 30, 2016 and December 31, 2015, restricted cash was $201,000 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards and the contractual provisions with a customer. At September 30, 2016 and December 31, 2015, we had $5.7 million and $5.2 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 54 days at September 30, 2016 and 56 days at December 31, 2015.

Cash flows provided by operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2016 was $7.6 million. The cash flow provided by operating activities resulted from net non-cash charges of $10.4 million, cash provided by changes in our operating assets and liabilities of $2.8 million, partially offset by net losses of $5.6 million. Net non-cash expenses consisted primarily of $5.9 million for depreciation and amortization expense and $4.3 million for stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of increases in deferred revenue and accrued expenses of $4.3 million and $2.0 million, respectively. These inflows were offset in part by increases in prepaid expenses and other current assets and accounts receivable of $1.7 million and $1.4 million, respectively.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2016 was $4.4 million, consisting primarily of $2.9 million for the capitalization of internal-use software costs, $1.2 million in capital expenditures to support the business and $300,000 in cash paid for the purchase of an intangible asset.

Cash flows provided by financing activities.

Cash provided by financing activities for the nine months ended September 30, 2016 was $3.9 million, consisting of proceeds received from the exercise of common stock options and equipment financing of $4.4 million and $604,000, respectively, offset partially by payments under capital lease obligation, withholding tax on RSU vesting and payments on equipment financing of $682,000, $216,000 and $196,000, respectively.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of September 30, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $408,000 as of September 30, 2016.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2016 and December 31, 2015.

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

Our contractual obligations as of December 31, 2015 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the obligations outlined in our Annual Report on Form 10-K, we had $408,000 of equipment financing obligations as of September 30, 2016. The obligation under the December 2015 Equipment Financing Agreement is being repaid over a two year period through January 2018. We also had non-cancelable commitments as of September 30, 2016, primarily for content delivery and network storage service, of $4,075 for the remainder of 2016, $9,537 for 2017, $10,996 for 2018 and $6,942 for 2019.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2016	2015
Revenues generated in locations outside the United States	43%	39%
Revenues in currencies other than the United States dollar (1)	29%	25%
Expenses in currencies other than the United States dollar (1)	17%	14%

	Nine Months Ended September 30,
	2016	2015
Revenues generated in locations outside the United States	42%	40%
Revenues in currencies other than the United States dollar (1)	28%	27%
Expenses in currencies other than the United States dollar (1)	16%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	6%	3%
British pound	7	6	8	6
Japanese Yen	11	5	7	3
Other	4	4	4	2

Total	29%	17%	25%	14%

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	7%	2%
British pound	7	6	9	6
Japanese Yen	10	4	6	3
Other	4	4	5	3

Total	28%	16%	27%	14%

As of September 30, 2016 and December 31, 2015, we had $7.2 million and $5.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the Japanese yen, euro and British pound, primarily because our Japan and European operations have a higher proportion of our local currency denominated revenue and expenses. Relative to foreign currency exposures existing at September 30, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.2 million, decreased expenses by $1.8 million and decreased operating income by $1.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2016 and 2015.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $35.2 million at September 30, 2016. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $15,000 and $51,000 of interest expense during the three and nine months ended September 30, 2016, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming us, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using our technology. The complaint seeks actual and statutory damages, costs and injunctive relief. On September 22, 2016, the plaintiff filed an amended complaint. We have not yet answered the amended complaint or otherwise filed a responsive pleading. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

On July 30, 2016, a complaint was filed by Autumn Cloud LLC naming us as a defendant in a patent infringement case (Autumn Cloud LLC v. Brightcove Inc., United States District Court for the Eastern District of Texas). The complaint alleges that we have infringed U.S. Patent 7,606,843 with an issue date of October 20, 2009, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment,” and U.S. Patent 8,239,347 with an issue date of August 7, 2012, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment.” The complaint seeks monetary damages and declarations of infringement. Autumn Cloud has not yet served the complaint on Brightcove. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chief Executive Officer, David Mendels, and our President of International Operations, Andrew Feinberg, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

BRIGHTCOVE INC.
(Registrant)

Date: November 2, 2016	By:
/s/ David Mendels

David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2016	By:
/s/ Kevin R. Rhodes

Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)