Form 10-K
period 2016-12-31
BRIGHTCOVE INC
filed 2017-02-21
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2016, was $211,869,522. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 15, 2017 there were 34,060,039 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BRIGHTCOVE INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I

Item 1.	Business

Overview

Brightcove Inc., or Brightcove, is a leading global provider of cloud-based services for video. Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Our suite of products and services reduces the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Perform, or Perform, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Lift, or Lift, is a solution designed to defeat ad blockers, optimize ad delivery and deliver a premium TV-like viewing experience across connected platforms. Brightcove OTT Flow, powered by Accedo, or OTT Flow, released in April 2016, is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Enterprise Video Suite, or Enterprise Video Suite, released in August 2016, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

Since 2014, our go-to-market approach for our solutions has been focused primarily on (i) media companies and (ii) digital marketers in a wide range of enterprises and organizations.

As of December 31, 2016, we had 4,571 customers in over 75 countries, including many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $134.7 million in the year ended December 31, 2015 to $150.3 million in the year ended December 31, 2016. As of December 31, 2015, we had 5,047 customers, of which 3,184 used our volume offerings and 1,863 used our premium offerings. As of December 31, 2016, we had 4,571 customers, of which 2,564 used our volume offerings and 2,007 used our premium offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, modular and scalable solutions. Video Cloud provides a single, integrated solution to meet a range of video publishing and distribution needs. Video Marketing Suite and Enterprise Video Suite are end-to-end solutions of video technologies built for marketers and enterprises, respectively. Each of Zencoder, Once, Perform, Lift and OTT Flow are modular solutions that customers can either use on a stand-alone basis or integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

•	Easy to use and low total cost of ownership. Our products were designed to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.

•	Open platforms and extensive ecosystem. Our open and extensible platforms enable our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of partners, which we refer to as the Brightcove Partner Program. More than 150 members of the Brightcove Partner Program have built solutions that rely upon, or are already integrated with, our platforms. This ecosystem includes leading technology companies such as Akamai, comScore, Google and Oracle and providers of niche technology services. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.

•	Help customers achieve business objectives. Our customers use our products to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, monetizing content, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences, internal communications, employee training and customer support. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online strategy.

•	Ongoing customer-driven development. Through our account managers, customer support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. For example, in 2016 we introduced Brightcove Social, which allows customers to manage their video presence across social networks from a single interface, we launched OTT Flow, we added support for 4K Ultra High-Definition (UHD) content in Zencoder, we added a Salesforce integration to Brightcove Audience, which is used to send video engagement data to popular marketing automation platforms, and added support for 360-degree video in the Brightcove video player. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•	We are the recognized online video platform market leader. In 2016, our customers used Video Cloud to deliver an average of approximately 2.7 billion video streams per month, which we believe is more video streams per month than any other professional solution. In 2016, we received recognition for our market leadership from industry analysts such as Frost & Sullivan, Forrester and Gartner.

•	We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan, Asia Pacific and the Middle East. Today, we have employees in nine countries. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. As of December 31, 2016, organizations throughout the world used Video Cloud to reach viewers in approximately 245 countries and territories.

•

We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 93% in each of the last four fiscal quarters, including 98%, 95%, 97% and 93% for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•	We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes, from large global enterprises to small and medium-sized businesses, across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•	Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Adobe, Allaire, Amazon Web Services, AT&T, Lycos and Macromedia.

Our Customers

As of December 31, 2016, we had 4,571 customers in over 75 countries. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations. While our solutions are tailored to meet the needs of media companies and digital marketers in a wide range of enterprises and organizations, we believe our solutions can benefit any organization with a website or digital content.

Our Products and Services

Video Cloud

Video Cloud, the world’s leading online video platform, enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the following:

•	Uploading and Encoding. Using Video Cloud, customers may upload videos in various formats for adaptive encoding that maximizes quality and minimizes file size. Video Cloud then automatically enables the content to be delivered to end users via a third-party content delivery network, or CDN, such as Akamai Technologies, Inc., or Akamai, or Limelight Networks, Inc., or Limelight.

•	Content Management. Whether a customer has a few short video clips or thousands of full-length episodes, Video Cloud makes it easy to organize a media library. Videos can be grouped together with drag-and-drop controls or smart playlists that automatically organize content. Customers can set rules for geographic access and schedules to define where and when their videos can be viewed.

•	Video Players. Video Cloud includes leading video player technology, with fast load times and fast video starts. Video Cloud allows for point-and-click styling and configuration of video players that can reflect the brand or design of the customer. Our video players also include built-in support for advertising, analytics and content protection, and provide a consistent cross-platform playback experience. Developers can also take advantage of a set of tools to create completely custom video player experiences.

•	Multi-platform video experiences. We have built Video Cloud to support numerous operating systems, formats and devices. In addition to web-based experiences, Video Cloud provides publishing and delivery services for cross-platform devices including smartphones, tablets, media streaming devices and Connected TVs. Our solution includes automated device detection and manages multiple renditions of the same video encoded in different forms with optimized delivery protocols for different target formats.

•	Live Video Streaming. In addition to on-demand video distribution, Video Cloud includes support for live video broadcasts. Video Cloud accepts multiple live streams at different quality levels and delivers the rendition that attempts to best match each viewer’s available bandwidth, processor utilization and player size.

•	Distribution and Syndication. Video Cloud supports a blended distribution strategy across the Internet, allowing customers to distribute videos on their own website, partner websites or video-sharing sites such as YouTube. These tools help content owners to drive site traffic, increase brand awareness and expand their audience.

•	Social Media. Customers can expand their audience by leveraging the social network of their viewers. Through integrated Video Cloud capabilities, users can share complete videos or video clips through Facebook, YouTube, Twitter and other social media destinations. Brightcove Social, released in November 2016, allows customers to manage their video presence across social networks from a single interface. With Brightcove Social, customers can edit, publish and track their videos in the native playback environments of Facebook, YouTube and Twitter, as well as their own websites, from Video Cloud.

•	Advertising and Monetization. Video Cloud can help customers grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations. Video Cloud includes tools to support synchronized in-player ads with embedded link functionality and overlays for persistent branding.

•	Analytics. Video Cloud’s integrated video analytics present information to optimize and support customers’ online video publishing and distribution strategy. Online publishers can also choose to integrate web analytics solutions such as Adobe Omniture or Google Analytics with Video Cloud.

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

Once

Once is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Once reduces or eliminates the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand video with dynamically customized programming and targeted ads to the maximum range of devices. Once includes the following principal features and functionality:

•	Reach. Once features cloud-based ad monetization of video on demand across devices, apps and websites.

•	Integrations. Once is pre-integrated with ad networks and ad decision systems.

•	Server-Side Solution. Once is a server-side solution, requiring no SDKs, plug-ins or client-side code.

•	Simplicity. Once uses a single URL with automatic device detection to deliver high bit-rate broadcast quality video ads.

Perform

Perform is a cloud-based service for creating and managing video player experiences. This service provides customers with leading video player technology, a robust set of management APIs and performance optimization services. Perform delivers cross-platform playback experiences and includes built-in support for advertising, analytics and content protection. Perform includes the following principal features and functionality:

•	Leading Video Player Technology. Perform includes a fast HTML5-first video player, responsive design, social sharing and integration tools and support for adaptive bitrate streaming across all major mobile and desktop platforms.

•	Speed. Perform is designed to have the fastest load times and the fastest video starts. Perform’s precompiled plugins, skinned assets and thumbnails minimize download size. Perform is optimized to reduce network traffic. Perform also allows customers to deploy changes to thousands of player embeds with batch publishing to accelerate time-to-market.

•	Wide Reach. Perform allows customers to reach the maximum range of Internet-connected devices and operating systems with consistent playback across desktop and mobile devices.

•	Powerful APIs, Plugins and SDKs. The developer-friendly, HTML5 video player is easily customized with CSS and JavaScript APIs. Perform’s Management APIs also allow customers to easily control player configurations. Perform has a robust ecosystem of plugins and integrations, including built-in support for advertising, analytics and content protection, as well as numerous open-source plugins from the Video.js community. Perform also includes native player SDKs for easy development and deployment of native applications.

Video Marketing Suite

Video Marketing Suite is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Video Marketing Suite is a bundled offering of Video Cloud, Brightcove Gallery, or Gallery, and Brightcove Social. Gallery is a cloud-based service that enables customers to create and publish video portals. This service combines portal templates with best practices for search engine optimization, responsive design, social sharing and conversion in a single solution that can be implemented and updated with ease. Gallery allows customers to create engaging video experiences such as video channels, product showcases, event microsites and video support centers. Brightcove Social, released in November 2016, allows customers to manage their video presence across social networks from a single interface. With Brightcove Social, customers can edit, publish and track their videos in the native playback environments of Facebook, YouTube and Twitter, as well as their own websites, from Video Cloud.

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

OTT Flow

OTT Flow is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. OTT Flow enables video content delivery with a consistent user interface across multiple platforms, including desktop, Apple and Android smartphones and tablets, and Google Chromecast. OTT Flow also includes support for ad-supported and subscription video-on-demand models with ecommerce, customer relationship management, or CRM, and billing engine interfaces. This product also features a flexible and intuitive web-based administrative console for user interface and user experience configuration, rules-based content packaging and scheduling capabilities, robust analytics and subtitle and caption support.

Enterprise Video Suite

Enterprise Video Suite is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos. Enterprise Video Suite is a bundled offering of Video Cloud, Gallery, and Brightcove Live. Brightcove Live is an optional add-on to Video Cloud designed to enable non-technical users to set up live events and deliver multi-bitrate streams to multiple devices, without the need for hardware encoders or development work.

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

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment and IP-restricted players. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality.

Video Marketing Suite and Enterprise Video Suite are each available in a Starter, Pro and Enterprise edition. The Starter edition for each provides customers with the same basic functionality that is offered in the Pro and Enterprise editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. All Video Marketing Suite and Enterprise Video Suite customers are considered premium customers.

Zencoder customers are considered premium customers other than Zencoder customers on month-to-month contracts or pay-as-you-go contracts, which are considered volume customers.

All Once, Perform, Lift and OTT Flow customers are considered premium customers.

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

Operations

We operate data center facilities in the greater Boston area and the greater Chicago area, and also use third-party cloud computing platforms. We operate our own servers for systems that manage meta-data, business rules and archival storage of media assets. We take advantage of geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers.

Media delivery to end users, including video, audio, images and JavaScript components, is served primarily through CDN providers, including Akamai and Limelight. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.

We entered into our agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is December 31, 2019.

We entered into our agreement with Limelight in March 2006. Our agreement with Limelight enables us to use Limelight CDN services for our own benefit and to resell Limelight CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is April 30, 2017. We believe the agreement will be renewed or the term of the agreement will be extended again prior to the expiration of the service continuation period described below.

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

Intellectual Property

We rely principally on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, confidential information, business strategies and brands. We also believe that factors such as the technological and creative skills of our employees coupled with the creation of new features, functionality and products are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.

In the United States, we have 31 issued and/or allowed patents and 11 patent applications pending. Internationally, we have 13 issued and/or allowed patents and 21 patent applications pending, including two patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in Canada, United Kingdom, Australia, Hong Kong and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

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

Competition

We compete with video-sharing sites such as YouTube, in-house solutions, online video platforms and a broad range of other technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets and larger sales teams, as well as greater financial, technical and other resources. The overall markets for our products are fragmented, rapidly evolving and highly competitive.

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

Our research and development expenses were $30.2 million, $29.3 million and $28.3 million in 2016, 2015 and 2014, respectively, which included stock-based compensation expense of $1.3 million, $1.4 million and $1.4 million, respectively. As of December 31, 2016, we had 159 employees in research and development.

Employees

As of December 31, 2016, we had 490 employees, of which 382 were located in the United States and 108 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $16.9 million for the year ended December 31, 2014, a consolidated net loss of $7.6 million for the year ended December 31, 2015 and a consolidated net loss of $10.0 million for the year ended December 31, 2016. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2016 has faced distressing financial circumstances in recent quarters. As a result, we expect to lose substantially all of the revenue we expected to generate from this customer in 2017. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.

Our long term financial targets are predicated on bookings and revenue growth and operating margin improvements that we may fail to achieve, which could reduce our expected earnings and cause us to fail to meet the expectations of analysts or investors and cause the price of our securities to decline.

We are projecting long-term bookings, revenue and earnings growth. Our projections are based on the expected growth potential in our premium customer base, as well as the market for on-demand software solutions generally. We may not achieve the expected bookings and revenue growth if the markets we serve do not grow at expected rates, if customers do not purchase or renew subscriptions as we expect, and/or if we are not able to deliver products desired by customers and potential customers. Our long-term operating margin improvement targets are predicated on operating leverage as long term revenue increases and improved operating efficiencies from moving to additional cloud-based delivery of services, together with lower cost of goods sold, research and development expenses and general and administrative expenses as a percentage of total revenue. If operating margins do not improve, our earnings could be adversely affected and the price of our securities could decline.

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

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our on-demand solutions. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology, or IT, systems and infrastructure, there may be resistance to the concept of accessing software as a service provided by a third party. In addition, the market for on-demand software solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their technology needs. As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If the market for on-demand software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our products, our bookings growth, revenue, gross margin and other operating results could be materially adversely affected.

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

If we are unable to successfully develop or acquire new features and functionality, enhance our existing products to anticipate and meet customer requirements or sell our products into new markets, our bookings growth, revenue and results of operations will be adversely affected.

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

We increased our number of full-time employees from 410 as of December 31, 2014, to 413 as of December 31, 2015 and to 490 as of December 31, 2016, and our revenue grew from $125.0 million in 2014 to $134.7 million in 2015 and to $150.3 million in 2016. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Our business and operations could be adversely affected if we are subject to stockholder activism, which could cause us to incur significant expense and impact the market price of our common stock.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies. Stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and our board of directors and resources from our business. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities and harm our ability to attract new customers, employees and investors. In addition, we may be required to incur significant legal fees and other expenses related to any activist stockholder matters. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any stockholder activism.

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

Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. We have sales and marketing offices in Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Singapore; and Dubai, United Arab Emirates. Our offices in New York, New York; London, England; Seattle, Washington; San Francisco, California; and Tempe, Arizona are used for sales and marketing as well as research and development. We believe our facilities are adequate for our current needs.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.

Item 3.	Legal Proceedings

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming us, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos, acquired from AOL and owned by the plaintiff, on CMG websites by using our technology. The complaint seeks actual and statutory damages, costs and injunctive relief. Brightcove is being indemnified in this matter. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

On July 30, 2016, a complaint was filed by Autumn Cloud LLC naming us as a defendant in a patent infringement case (Autumn Cloud LLC v. Brightcove Inc., United States District Court for the Eastern District of Texas). The complaint alleged that we infringed U.S. Patent 7,606,843 with an issue date of October 20, 2009, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment,” and U.S. Patent 8,239,347 with an issue date of August 7, 2012, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment.” The complaint sought monetary damages and declarations of infringement. Brightcove acquired a license to the patents-in-suit via a third-party and as a result the complaint has been dismissed with prejudice. Brightcove did not incur any loss in this matter.

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “BCOV” since our initial public offering on February 17, 2012. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
2015
First Quarter 2015	8.46	6.83
Second Quarter 2015	7.72	6.36
Third Quarter 2015	7.01	4.80
Fourth Quarter 2015	7.16	4.79
2016
First Quarter 2016	6.31	4.82
Second Quarter 2016	8.88	5.97
Third Quarter 2016	13.29	8.77
Fourth Quarter 2016	13.60	7.65

On February 15, 2017, the last reported sale price for our common stock on the NASDAQ Global Market was $7.10 per share.

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

Stockholders

As of February 15, 2017, there were approximately 116 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 17, 2012 (the date of our initial public offering) and December 31, 2016, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on February 17, 2012 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 17, 2012 of $14.30 per share as the initial value of our common stock and not the initial offering price to the public of $11.00 per share.

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

	2/17/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Brightcove Inc.	100.0	63.2	98.9	54.4	43.4	56.3
NASDAQ Composite Index	100.0	102.3	141.5	160.4	169.6	182.4
NASDAQ Computer & Data Processing Index	100.0	97.4	128.5	154.0	163.6	183.7

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

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2016	2015	2014 (2)	2013	2012 (1)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$142,022	$131,010	$120,324	$103,116	$84,257
Professional services and other revenue	8,244	3,696	4,693	6,779	3,716

Total revenue	150,266	134,706	125,017	109,895	87,973
Cost of revenue: (3) (4)
Cost of subscription and support revenue	48,011	41,735	38,015	29,205	22,553
Cost of professional services and other revenue	7,836	4,742	5,718	7,585	4,831

Total cost of revenue	55,847	46,477	43,733	36,790	27,384

Gross profit	94,419	88,229	81,284	73,105	60,589
Operating expenses: (3) (4)
Research and development	30,171	29,302	28,252	21,052	18,725
Sales and marketing	54,038	45,795	46,014	41,000	38,725
General and administrative	19,167	19,862	19,136	18,478	16,734
Merger-related	21	201	3,075	2,069	1,852

Total operating expenses	103,397	95,160	96,477	82,599	76,036

Loss from operations	(8,978)	(6,931)	(15,193)	(9,494)	(15,447)
Other income (expense):
Interest income	99	6	11	58	106
Interest expense	(63)	(96)	(96)	—	(241)
Other expense, net	(634)	(168)	(1,355)	(594)	(359)

Total other expense, net	(598)	(258)	(1,440)	(536)	(494)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(9,576)	(7,189)	(16,633)	(10,030)	(15,941)
Provision for (benefit from) income taxes	410	391	260	212	(3,489)

Consolidated net loss	(9,986)	(7,580)	(16,893)	(10,242)	(12,452)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	(20)	(734)

Net loss attributable to Brightcove Inc.	(9,986)	(7,580)	(16,893)	(10,262)	(13,186)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(733)

Net loss attributable to common stockholders	$(9,986)	$(7,580)	$(16,893)	$(10,262)	$(13,919)

Net loss per share attributable to common stockholders — basic and diluted	$(0.30)	$(0.23)	$(0.53)	$(0.36)	$(0.57)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	33,189	32,598	31,949	28,351	24,626

(1)	The results of operations for Zencoder have been included in our consolidated financial statements since the date of acquisition on August 14, 2012.
(2)	The results of operations for Unicorn have been included in our consolidated financial statements since the date of acquisition on January 31, 2014.

	Year Ended December 31,
	2016	2015	2014	2013	2012 (1)
	(in thousands)
(3) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$324	$181	$218	$248	$125
Cost of professional services and other revenue	217	181	141	149	116
Research and development	1,275	1,392	1,399	1,191	687
Sales and marketing	2,320	2,155	2,193	2,225	1,606
General and administrative	1,876	2,105	2,436	2,588	3,309

Total stock-based compensation	$6,012	$6,014	$6,387	$6,401	$5,843
(4) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$2,031	$2,031	$1,946	$1,013	$379
Research and development	126	126	140	39	15
Sales and marketing	959	955	1,114	667	250

Total amortization of acquired intangible assets	$3,116	$3,112	$3,200	$1,719	$644

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,813	$27,637	$22,916	$36,108	$33,041
Accounts receivable, net	21,575	21,213	21,463	21,560	18,596
Property and equipment, net	9,264	8,689	10,372	8,795	8,400
Working capital	7,792	6,592	4,582	20,634	20,656
Total assets	136,424	127,668	127,584	103,126	96,993
Current and long-term deferred revenue	34,756	29,931	29,704	23,818	19,216
Total stockholders’ equity	78,196	78,135	80,763	60,380	64,492

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Perform, or Perform, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Lift, or Lift, is a solution designed to defeat ad blockers, optimize ad delivery and deliver a premium TV-like viewing experience across connected platforms. Brightcove OTT Flow, powered by Accedo, or OTT Flow, released in April 2016, is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Enterprise Video Suite, or Enterprise Video Suite, released in August 2016, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

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

As of December 31, 2016, we had 490 employees and 4,571 customers, of which 2,564 used our volume offerings and 2,007 used our premium offerings. As of December 31, 2015, we had 413 employees and 5,047 customers, of which 3,184 used our volume offerings and 1,863 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $134.7 million in the year ended December 31, 2015 to $150.3 million in the year ended December 31, 2016, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $10.0 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively. Included in consolidated net loss for the year ended December 31, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and $3.1 million, respectively. Included in consolidated net loss for the year ended December 31, 2015 was stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and $3.1 million, respectively.

For the years ended December 31, 2016 and 2015, our revenue derived from customers located outside North America was 38% and 36%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than month-to-month and pay-as-you-go customers), our Once customers, our Perform customers, our Video Marketing Suite customers, our Lift customers, our OTT Flow customers and our Enterprise Video Suite customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

As of December 31, 2016, we had 4,571 customers, of which 2,564 used our volume offerings and 2,007 used our premium offerings. As of December 31, 2015, we had 5,047 customers, of which 3,184 used our volume offerings and 1,863 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased during 2015 and 2016 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2017 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the years ended December 31, 2016 and 2015, the recurring dollar retention rate was 96% and 95%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2016	2015
Customers (at period end)
Volume	2,564	3,184
Premium	2,007	1,863

Total customers (at period end)	4,571	5,047

Recurring dollar retention rate	96%	95%
Average annual subscription revenue per premium customer (in thousands)	$69.5	$65.8

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment and IP-restricted players. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content. We also offer gold support or platinum support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We are discontinuing the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

Zencoder is offered to customers on a subscription basis, with either committed contracts or pay-as-you-go contracts. The pricing is based on usage, which is comprised of minutes of video processed. The committed contracts include a fixed number of minutes of video processed. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. Zencoder customers are considered premium customers other than Zencoder customers on month-to-month contracts or pay-as-you-go contracts, which are considered volume customers.

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

Video Marketing Suite and Enterprise Video Suite are offered to customers on a subscription basis in Starter, Pro and Enterprise editions. The Pro and Enterprise customer arrangements are typically one-year contracts, which typically include a subscription to Video Cloud, Gallery, Brightcove Social (for Video Marketing Suite customers) or Brightcove Live (for Enterprise Video Suite customers), basic support and a pre-determined amount of video streams or plays, bandwidth and managed content or videos. We also generally offer gold support or platinum support to these customers for an additional fee, which includes extended phone support. The pricing for our Pro and Enterprise editions is based on the number of users, accounts and usage, which is comprised of video streams or plays, bandwidth and managed content or videos. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The Starter edition provides customers with the same basic functionality that is offered in our Pro and Enterprise editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Starter edition may enter into one-year agreements or month-to-month agreements. Starter customers with month-to-month agreements are generally billed on a monthly basis and pay via a credit card.

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

OTT Flow is offered to customers on a subscription basis, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer’s needs. Customer arrangements are typically one-year contracts.

All Once, Perform, Video Marketing Suite, Enterprise Video Suite, Lift and OTT Flow customers are considered premium customers.

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

Our backlog consists of the total future value of our committed customer contracts, whether billed or unbilled. As of December 31, 2016, we had backlog of approximately $86 million compared to backlog of approximately $76 million as of December 31, 2015. Of the approximately $86 million in backlog as of December 31, 2016, between $69 million and $71 million is expected to be recognized as revenue during the year ended December 31, 2017. Because revenue for any period is a function of revenue recognized from backlog at the beginning of the period as well as from contract renewals and new customer contracts executed during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Cost of revenue increased in absolute dollars from 2015 to 2016. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at December 31, 2016, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of $6.0 million, $6.0 million and $6.4 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the years ended December 31, 2016, 2015 and 2014, 42%, 40% and 44%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 28%, 27% and 31%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to remain relatively unchanged in absolute dollars and as a percentage of total revenue.

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

We assess arrangements with multiple deliverables under Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force . Arrangement consideration is allocated to deliverables based on their relative selling price.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Provisions for allowances for doubtful accounts are recorded in general and administrative expense. If, upon signing a customer arrangement, the related account receivable is not considered collectable, we will defer the associated revenue until we collect the cash. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2016, our allowance for doubtful accounts was $154,000.

Software Development Costs

Costs incurred to develop software applications used in our on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is three years. We capitalized $4.0 million in 2016, $1.5 million in 2015 and $474,000 in 2014, respectively, of internal-use software development costs. Amortization of software development costs was $690,000 in 2016, $469,000 in 2015 and $397,000 in 2014, respectively.

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net deferred tax assets at December 31, 2016 with the exception of the deferred tax assets related to Brightcove KK. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2016 and 2015, we had no material unrecognized tax benefits.

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

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards issued we estimate the fair value of each grant based on the stock price of our common stock on the date of grant. Prior to 2015, as there was no public market for its common stock prior to February 17, 2012, the effective date of the Company’s IPO, and as the trading history of our common stock was limited through December 31, 2016, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted had been determined using a weighted average of the historical volatility measures of this peer group of companies. Beginning in 2015, as there was at least three years of trading history of our common stock, the expected volatility of options granted has been determined using a weighted average of the historical volatility measures of this peer group of companies as well as the historical volatility of our own common stock. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock. In addition, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.75%	1.96%	2.16%
Expected volatility	45%	46%	52%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$142,022	$131,010	$120,324
Professional services and other revenue	8,244	3,696	4,693

Total revenue	150,266	134,706	125,017
Cost of revenue:
Cost of subscription and support revenue	48,011	41,735	38,015
Cost of professional services and other revenue	7,836	4,742	5,718

Total cost of revenue	55,847	46,477	43,733

Gross profit	94,419	88,229	81,284
Operating expenses:
Research and development	30,171	29,302	28,252
Sales and marketing	54,038	45,795	46,014
General and administrative	19,167	19,862	19,136
Merger-related	21	201	3,075

Total operating expenses	103,397	95,160	96,477

Loss from operations	(8,978)	(6,931)	(15,193)
Other expense, net	(598)	(258)	(1,440)

Loss before income taxes	(9,576)	(7,189)	(16,633)
Provision for income taxes	410	391	260

Net loss	$(9,986)	$(7,580)	$(16,893)

Net loss per share - basic and diluted	$(0.30)	$(0.23)	$(0.53)

Weighted-average number of common shares used in computing net loss per share - basic and diluted	33,189	32,598	31,949

Overview of Results of Operations for the Years Ended December 31, 2016 and 2015

Total revenue increased by 12%, or $15.6 million, in 2016 compared to 2015 due to an increase in subscription and support revenue of 8%, or $11.0 million. The increase in professional services and other revenue of 123%, or $4.5 million primarily related to the size and number of professional services engagements, in 2016 compared to 2015. The increase in subscription and support revenue resulted primarily from an increase in revenue from new and existing customers. In addition, our revenue from premium offerings grew by $17.1million, or 14%, in 2016 compared to 2015. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $6.2 million, or 7%, in 2016 compared to 2015, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $9.0 million in 2016 compared to $6.9 million in 2015. Loss from operations in 2016 included stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and $3.1 million, respectively. Loss from operations in 2015 included stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and

$3.1 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of December 31, 2016, we had $36.8 million of unrestricted cash and cash equivalents, an increase of $9.2 million from $27.6 million at December 31, 2015, due primarily to $11.1 million of cash provided by operating activities, $4.6 million in proceeds from exercises of stock options and $604,000 in proceeds from an equipment financing. These increases were offset in part by $3.9 million in capitalization of internal-use software costs, $1.3 million in capital expenditures and $850,000 in payments under capital lease obligations.

Revenue

	Year Ended December 31,
	2016		2015		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$142,840	95%	$125,767	93%	$17,073	14%
Volume	7,426	5	8,939	7	(1,513)	(17)

Total	$150,266	100%	$134,706	100%	$15,560	12%

During 2016, revenue increased by $15.6 million, or 12%, compared to 2015, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $17.1million, or 14%, is partially the result of an 8% increase in the number of premium customers from 1,863 at December 31, 2015 to 2,007 at December 31, 2016 and a 6% increase in the average annual subscription revenue per premium customer during 2016. In addition, during 2016, professional services and other revenue increased by $4.5 million compared to 2015. During 2016, volume revenue decreased by $1.5 million, or 17%, compared to 2015, as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2016		2015		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$142,022	95%	$131,010	97%	$11,012	8%
Professional services and other	8,244	5	3,696	3	4,548	123

Total	$150,266	100%	$134,706	100%	$15,560	12%

During 2016, subscription and support revenue increased by $11.0 million, or 8%, compared to 2015. The increase was primarily related to the continued growth of our customer base for our premium offerings, including sales to both new and existing customers, and a 6% increase in the average annual subscription revenue per premium customer during 2016. In addition, professional services and other revenue increased by $4.5 million, or 123%, primarily related to the size and number of professional services engagements during 2016 compared to the prior year. We engaged in several large professional services engagements in 2016 to support our various subscription sales, including $4.7 million of revenue recognized from customers in Japan compared to $1.4 million in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2016		2015		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$92,912	62%	$86,106	64%	$6,806	8%

Europe	25,196	17	25,380	19	(184)	(1)
Japan	15,230	10	9,061	7	6,169	68
Asia Pacific	15,617	10	12,380	9	3,237	26
Other	1,311	1	1,779	1	(468)	(26)

International subtotal	57,354	38	48,600	36	8,754	18

Total	$150,266	100%	$134,706	100%	$15,560	12%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2016, total revenue for North America increased $6.8 million, or 8%, compared to 2015. The increase in revenue for North America resulted primarily from an increase in subscription and support revenue from our premium offerings. During 2016, total revenue outside of North America increased $8.8 million, or 18%, compared to 2015. The increase in revenue from international regions is primarily related to an increase in revenue in Japan and Asia Pacific. Revenue from customers in Japan increased by $6.2 million of which $3.3 million was from professional service arrangements. This increase is partially offset by a $1.1 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2015.

Cost of Revenue

	Year Ended December 31,
	2016		2015		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$48,011	34%	$41,735	32%	$6,276	15%
Professional services and other	7,836	95	4,742	128	3,094	65

Total	$55,847	37%	$46,477	35%	$9,370	20%

During 2016, cost of subscription and support revenue increased $6.3 million, or 15%, compared to 2015. The increase resulted primarily from increases in content delivery network expenses, network hosting service expenses, employee-related expenses, and costs associated with the closure of certain facilities of $3.2 million,

$2.4 million, $738,000 and $696,000, respectively. There were also increases in bandwidth, third-party software integrated with our service offerings and stock-based compensation expenses of $239,000, $208,000 and $143,000, respectively. These increases were partially offset by a decrease in depreciation expense of $1.2 million.

During 2016, cost of professional services and other revenue increased $3.1 million, or 65%, compared to 2015. The increase resulted primarily from increases in contractor and employee-related expenses of $2.3 million and $605,000, respectively. The increase primarily related to an increase in professional services projects in 2016.

Gross Profit

	Year Ended December 31,
	2016		2015		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$94,011	66%	$89,275	68%	$4,736	5%
Professional services and other	408	5	(1,046)	(28)	1,454	139

Total	$94,419	63%	$88,229	65%	$6,190	7%

The overall gross profit percentage was 63% and 65% for the years ended December 31, 2016 and 2015, respectively. Subscription and support gross profit increased $4.7 million, or 5%, compared to 2015. Professional services and other gross profit increased $1.5 million, or 139% compared to 2015. The increase in the number of professional service engagements has allowed for greater leverage of fixed costs, which has resulted in margin expansion for this revenue stream. The decrease in subscription and support gross margin is primarily related to additional costs incurred in delivering our subscription service in addition to the costs incurred to close certain facilities. During 2016 we moved certain operating activities to cloud-based services while maintaining existing data centers until the fourth quarter at which time we closed certain facilities and incurred an additional expense of $845,000. We expect to continue to seek opportunities to move operating activities to additional cloud-based services, and as a result, to achieve a moderate increase in subscription and support gross margin.    It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2016		2015		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$30,171	20%	$29,302	22%	$869	3%
Sales and marketing	54,038	36	45,795	34	8,243	18
General and administrative	19,167	13	19,862	15	(695)	(3)
Merger-related	21	—	201	—	(180)	(90)

Total	$103,397	69%	$95,160	71%	$8,237	9%

Research and Development. During 2016, research and development expense increased by $869,000, or 3%, compared to 2015 primarily due to increases in employee-related and contractor expenses of $1.1 million and $248,000 respectively. These increases were partially offset by decreases in rent, travel and stock-based compensation expenses of $186,000, $149,000 and $117,000, respectively. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. During 2016, sales and marketing expense increased by $8.2 million, or 18%, compared to 2015 primarily due to employee-related, commission and travel expenses of $4.5 million, $2.2 million and $652,000 respectively. There were also increases in computer maintenance and support, marketing programs and stock-based compensation expenses of $388,000, $364,000 and $165,000, respectively. These increases were partially offset by a decrease in contractor expense of $283,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. During 2016, general and administrative expense decreased by 695,000, or 3%, compared to 2015 primarily due to decreases in outside accounting and legal fees, stock-based compensation expense, bad debt expense, and rent expense of $1.3 million, $229,000, $179,000 and $109,000, respectively. These decreases were offset by increases in employee-related, recruiting and amortization expense of $700,000, $247,000 and $165,000, respectively. There were also increases in computer maintenance and support and commission expenses of $148,000 and $131,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Merger-related. During 2016, merger-related expenses decreased $180,000, or 90%, when compared to 2015 primarily due to an $182,000 decrease in costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Year Ended December 31,
	2016		2015		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$99	—%	$6	—%	$93	nm %
Interest expense	(63)	—	(96)	—	33	(34)
Other expense, net	(634)	—	(168)	—	(466)	277

Total	$(598)	—%	$(258)	—%	$(340)	132%

nm – not meaningful

During 2016, interest income, net, increased by $93,000 compared to 2015. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during 2016 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expenses, net is primarily due to a gain of $871,000 in 2015 upon the return of shares from escrow in connection with a business combination. This increase is offset in part by a decrease of $413,000 in foreign currency exchange losses that are recorded upon collection of foreign denominated accounts receivable.

Provision for Income Taxes

	Year Ended December 31,
	2016		2015		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$410	—%	$391	—%	$19	5%

During 2016 and 2015, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

During 2015, cost of subscription and support revenue increased $3.7 million, or 10%, compared to 2014. The increase resulted primarily from an increase in the cost of content delivery network expenses, network hosting services and employee-related expenses of $1.7 million, $1.4 million and $535,000, respectively. There was also an increase in maintenance expense and expenses related to third-party software integrated with our service offering of $123,000 and $122,000, respectively. These increases were offset in part by a decrease in depreciation expense of $215,000 relating to a return of equipment.

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

General and Administrative. During 2015, general and administrative expense increased by $726,000, or 4%, compared to 2014 primarily due to an increase in contractor expenses, depreciation expense, outside accounting and legal fees, and bad debt expenses of $459,000, $414,000, $367,000 and $291,000, respectively. These increases were offset in part by a decrease in stock-based compensation, employee-related and recruiting expenses of $331,000, $259,000 and $148,000, respectively.

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

Other Expense, Net

	Year Ended December 31,					Change
	2015		2014
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue		Amount	%
	(in thousands, except percentages)
Interest income, net	$6	—%	$11	—%		$(5)	(45)%
Interest expense	(96)	—	(96)	—		—	nm
Other expense, net	(168)	—	(1,355)	(1)		1,187	88

Total	$(258)	—%	$(1,440)	(1	) %	$1,182	82%

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

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2016	2015	2014
	(in thousands)
Purchases of property and equipment	$(1,307)	$(1,390)	$(3,518)
Depreciation and amortization	7,796	8,687	8,587
Cash flows provided by operating activities	11,077	9,081	1,485
Cash flows used in investing activities	(5,293)	(2,846)	(10,471)
Cash flows provided by (used in) financing activities	3,633	(1,412)	(802)

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2016 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2015, we had $201,000 of restricted cash held in certificates of deposit as collateral for letters of credit related to the contractual provisions of our corporate credit cards. During 2016, the collateral for the letter of credit related to the contractual provisions of our corporate credit cards was released, which eliminated the restricted cash balance. At December 31, 2016 and 2015, we had $5.9 million and $5.2 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 53 days at December 31, 2016 and 56 days at December 31, 2015.

Cash flows provided by operating activities.

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2016 was $11.1 million. The cash flow provided by operating activities resulted from net non-cash charges of $14.2 million, cash provided by changes in our operating assets and liabilities of $6.9 million, partially offset by net losses of $10.0 million. Net non-cash expenses consisted primarily of $7.8 million for depreciation and amortization expense and $6.0 million for stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of increases in deferred revenue, accrued expenses and accounts payable of $4.8 million $3.2 million, and $733,000 respectively. These inflows were offset in part by increases in prepaid expenses and other current assets and accounts receivable of $894,000 and $559,000, respectively.

Cash flows used in investing activities.

Cash used in investing activities during the year ended December 31, 2016 was $5.3 million, consisting primarily of $3.9 million for the capitalization of internal-use software costs, $1.3 million in capital expenditures to support the business and $300,000 in cash paid for the purchase of an intangible asset. These outflows were offset in part by decrease in restricted cash of $201,000.

Cash flows provided by financing activities.

Cash provided by financing activities for the year ended December 31, 2016 was $3.6 million, consisting of proceeds received from the exercise of common stock options and equipment financing of $4.6 million and $604,000, respectively, offset partially by payments under capital lease obligation, withholding tax on RSU vesting and payments on equipment financing of $850,000, $405,000 and $271,000, respectively.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of December 31, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $333,000 as of December 31, 2016.

Net operating loss carryforwards.

As of December 31, 2016, we had federal and state net operating losses of approximately $155.5 million and $57.4 million, respectively, which are available to offset future taxable income, if any, through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $16.9 million and $10.2 million, respectively. The tax benefits attributable to these net operating losses are credited directly to additional paid-in capital when realized. The Company has not realized any such tax benefits through December 31, 2016. We had federal and state research and development tax credits of $5.4 million and $3.5 million, respectively, which expire in various amounts through 2035. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2016 and 2015.

Based upon the level of historical income in Japan and future projections, we believe it is probable that we will realize the benefits of our future deductible differences. As such, we have not provided a valuation allowance against out net deferred tax assets as of December 31, 2016 and 2015.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for capital leases and equipment financing as well as content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2016:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease obligations	$25,502	$6,006	$10,320	$8,147	$1,029
Capital lease obligations	739	508	231	—	—
Outstanding purchase obligations	27,814	9,876	17,938	—	—

Total	$54,055	$16,390	$28,489	$8,147	$1,029

In January 2017, we entered into an agreement with a non-cancelable commitment, primarily for content delivery and network storage service, of $15.8 million through December 31, 2018.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2016	2015
Revenues generated in locations outside the United States	42%	40%
Revenues in currencies other than the United States dollar (1)	28%	27%
Expenses in currencies other than the United States dollar (1)	15%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2016 and 2015:

	Twelve Months Ended December 31, 2016
	Revenues	Expenses
Euro	7%	2%
British pound	7	6
Japanese Yen	10	4
Other	4	3

Total	28%	15%

	Twelve Months Ended December 31, 2015
	Revenues	Expenses
Euro	7%	2%
British pound	8	6
Japanese Yen	7	3
Other	5	3

Total	27%	14%

As of December 31, 2016 and 2015, we had $5.6 million and $5.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $4.2 million, decreased expenses by $2.4 million and decreased operating income by $1.8 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2016 and 2015.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $36.8 million at December 31, 2016. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $63,000 and $96,000 of interest expense during the years ended December 31, 2016 and 2015, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Brightcove Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

We have audited the accompanying consolidated balance sheets of Brightcove Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brightcove Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brightcove Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2017

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$36,813	$27,637
Accounts receivable, net of allowance of $154 and $332 at December 31, 2016 and December 31, 2015, respectively	21,575	21,213
Prepaid expenses	3,729	3,320
Other current assets	2,168	1,259

Total current assets	64,285	53,429
Property and equipment, net	9,264	8,689
Intangible assets, net	10,970	13,786
Goodwill	50,776	50,776
Deferred tax asset	121	63
Restricted cash, net of current portion	—	201
Other assets	1,008	724

Total assets	$136,424	$127,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,327	$3,302
Accrued expenses	15,705	12,849
Capital lease liability	489	850
Equipment financing	307	—
Deferred revenue	34,665	29,836

Total current liabilities	56,493	46,837
Deferred revenue, net of current portion	91	95
Other liabilities	1,644	2,601

Total liabilities	58,228	49,533
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,143,148 and 32,810,631 shares issued at December 31, 2016 and 2015, respectively	34	33
Additional paid-in capital	230,788	220,458
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,172)	(888)
Accumulated deficit	(150,583)	(140,597)

Total stockholders’ equity	78,196	78,135

Total liabilities and stockholders’ equity	$136,424	$127,668

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$142,022	$131,010	$120,324
Professional services and other revenue	8,244	3,696	4,693

Total revenue	150,266	134,706	125,017
Cost of revenue: (1) (2)
Cost of subscription and support revenue	48,011	41,735	38,015
Cost of professional services and other revenue	7,836	4,742	5,718

Total cost of revenue	55,847	46,477	43,733

Gross profit	94,419	88,229	81,284
Operating expenses: (1) (2)
Research and development	30,171	29,302	28,252
Sales and marketing	54,038	45,795	46,014
General and administrative	19,167	19,862	19,136
Merger-related	21	201	3,075

Total operating expenses	103,397	95,160	96,477

Loss from operations	(8,978)	(6,931)	(15,193)
Other income (expense):
Interest income	99	6	11
Interest expense	(63)	(96)	(96)
Other expense, net	(634)	(168)	(1,355)

Total other expense, net	(598)	(258)	(1,440)

Loss before income taxes	(9,576)	(7,189)	(16,633)
Provision for income taxes	410	391	260

Net loss	$(9,986)	$(7,580)	$(16,893)

Net loss per share — basic and diluted	$(0.30)	$(0.23)	$(0.53)

Weighted-average number of common shares used in computing net loss per share — basic and diluted	33,189	32,598	31,949

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$324	$181	$218
Cost of professional services and other revenue	217	181	141
Research and development	1,275	1,392	1,399
Sales and marketing	2,320	2,155	2,193
General and administrative	1,876	2,105	2,436
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$2,031	$2,031	$1,946
Research and development	126	126	140
Sales and marketing	959	955	1,114

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(9,986)	$(7,580)	$(16,893)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(284)	(112)	(323)

Comprehensive loss	$(10,270)	$(7,692)	$(17,216)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock			Treasury Stock
	Shares	Par Value		Shares	Value
Balance at December 31, 2013	29,034,919	$29	$176,928	—	$—	$(453)	$(116,124)	$60,380
Issuance of common stock upon exercise of stock options	210,735	—	597	—	—	—	—	597
Issuance of common stock pursuant to restricted stock units	328,353	—	—	—	—	—	—	—
Issuance of common stock upon acquisition	2,850,547	3	30,612	—	—	—	—	30,615
Stock-based compensation expense	—	—	6,387	—	—	—	—	6,387
Foreign currency translation adjustment	—	—	—	—	—	(323)	—	(323)
Net loss	—	—	—	—	—	—	(16,893)	(16,893)

Balance at December 31, 2014	32,424,554	32	214,524	—	—	(776)	(133,017)	80,763
Issuance of common stock upon exercise of stock options	58,449	—	129	—	—	—	—	129
Issuance of common stock pursuant to restricted stock units	327,628	1	—	—	—	—	—	1
Return of common stock issued pursuant to settlement agreement	—	—		(135,000)	(871)	—	—	(871)
Withholding tax on restricted stock units vesting	—	—	(209)	—	—	—	—	(209)
Stock-based compensation expense	—	—	6,014	—	—	—	—	6,014
Foreign currency translation adjustment	—	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(7,580)	(7,580)

Balance at December 31, 2015	32,810,631	33	220,458	(135,000)	(871)	(888)	(140,597)	78,135
Issuance of common stock upon exercise of stock options	886,085	1	4,554	—	—	—	—	4,555
Issuance of common stock pursuant to restricted stock units	425,904	—	—	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(405)	—	—	—	—	(405)
Stock-based compensation expense	—	—	6,181	—	—	—	—	6,181
Issuance of common stock upon net exercise of stock warrants	20,528
Foreign currency translation adjustment	—	—	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	—	—	(9,986)	(9,986)

Balance at December 31, 2016	34,143,148	$34	$230,788	(135,000)	$(871)	$(1,172)	$(150,583)	$78,196

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net loss	$(9,986)	$(7,580)	$(16,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,796	8,687	8,587
Stock-based compensation	6,012	6,014	6,387
Deferred income taxes	(47)	(27)	—
Provision for reserves on accounts receivable	230	408	118
Amortization of premium on investments	—	—	1
Loss on disposal of equipment	155	68	86
Gain from settlement of escrow claim	—	(871)	—
Changes in assets and liabilities:
Accounts receivable	(559)	(157)	409
Prepaid expenses and other current assets	(894)	680	(199)
Other assets	(299)	(256)	1,140
Accounts payable	733	1,751	(2,324)
Accrued expenses	3,172	137	(1,902)
Deferred revenue	4,764	227	6,075

Net cash provided by operating activities	11,077	9,081	1,485
Investing activities
Cash paid for acquisition, net of cash acquired	—	—	(9,100)
Maturities of investments	—	—	3,060
Cash paid for purchase of intangible asset	(300)	—	—
Purchases of property and equipment, net of returns (Note 2)	(1,307)	(1,390)	(3,518)
Capitalized internal-use software costs	(3,887)	(1,456)	(1,034)
Decrease in restricted cash	201	—	121

Net cash used in investing activities	(5,293)	(2,846)	(10,471)
Financing activities
Proceeds from exercise of stock options	4,555	129	597
Payments of withholding tax on RSU vesting	(405)	(209)	—
Proceeds from equipment financing	604	1,704	—
Payments on equipment financing (Note 9)	(271)	(1,704)	—
Payments under capital lease obligation	(850)	(1,332)	(1,399)

Net cash provided by (used in) financing activities	3,633	(1,412)	(802)
Effect of exchange rate changes on cash and cash equivalents	(241)	(102)	(343)

Net increase (decrease) in cash and cash equivalents	9,176	4,721	(10,131)
Cash and cash equivalents at beginning of period	27,637	22,916	33,047

Cash and cash equivalents at end of period	$36,813	$27,637	$22,916

Brightcove Inc.

Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Supplemental disclosure of cash flow information
Cash paid for income taxes	$351	$263	$184

Cash paid for interest	$63	$96	$96

Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$169	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$20	$38	$6

Unpaid purchases of property and equipment	$83	$1,177	$559

Supplemental disclosure of cash flow related to acquisitions
In connection with the asset purchase agreement with Unicorn Media, Inc. on January 31, 2014, the following transactions occurred:
Fair value of assets acquired	$—	$—	$44,373
Liabilities assumed related to acquisition	—	—	(4,645)

Total purchase price	—	—	39,728
Less fair value of common stock issued in connection with acquisition	—	—	(30,615)
Less cash and cash equivalents	—	—	(13)

Cash paid for acquisition, net of cash acquired	$—	$—	$9,100

See accompanying notes.

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Brightcove Inc. (the Company) is a leading global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At December 31, 2016, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2016 or 2015.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$23,942	$23,942	$23,942
Money market funds	Demand	12,871	12,871	12,871

Total cash and cash equivalents		$36,813	$36,813	$36,813

	December 31, 2015
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,057	$18,057	$18,057
Money market funds	Demand	9,580	9,580	9,580

Total cash and cash equivalents		$27,637	$27,637	$27,637

Restricted Cash

At December 31, 2015, restricted cash was $201 and was held in certificates of deposit as collateral for letters of credit related to the contractual provisions of the Company’s corporate credit cards. During 2016, the collateral for the letter of credit related to the contractual provisions of the Company’s corporate credit cards was released, which eliminated the restricted cash balance.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease liabilities and equipment financing, approximated their fair values at December 31, 2016 and 2015, due to the short-term nature of these instruments.

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

The Company assesses arrangements with multiple deliverables under ASU No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force, which amended the previous multiple-element arrangements accounting guidance. Pursuant to ASU 2009-13, objective and reliable evidence of fair value of the undelivered elements is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The guidance also eliminated the use of the residual method.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2016	$332	$230	$(408)	$154
Year ended December 31, 2015	181	408	(257)	332
Year ended December 31, 2014	461	118	(398)	181

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

For the years ended December 31, 2016, 2015 and 2014, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2016 and 2015, no individual customer accounted for more than 10% of net accounts receivable.

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

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $4,038, $1,488 and $474, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $690, $469 and $397 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2016	2015
Computer equipment	3	$18,750	$20,459
Software	3 - 6	14,648	10,766
Furniture and fixtures	5	1,995	1,942
Leasehold improvements	Shorter of lease term or the estimated useful life	1,202	1,059

		36,595	34,226
Less accumulated depreciation and amortization		27,331	25,537

		$9,264	$8,689

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2016, 2015 and 2014 was $4,680, $5,575 and $5,387, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement. Refer to Note 9 for a discussion of the equipment financing.

On December 31, 2016, the Company disposed of a cost value of $1.9 million in computer equipment in connection with the closure of certain facilities for the purpose of consolidating its data centers. The Company recorded cost of revenue of $845, of which $695 represented the settlement amount due upon signing a termination agreement relating to the facilities and $150 represented a loss on disposal of assets in connection with the closure of the facilities.

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

For the years ended December 31, 2016, 2015 and 2014, the Company has not identified any impairment of its long-lived assets.

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

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2016 and 2015.

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

In accordance with ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2016 and 2015, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2016 and 2015.

Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

The following potentially dilutive common shares have been excluded from the computation of dilutive net loss per share as of December 31, 2016, 2015 and 2014, as their effect would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Options outstanding	4,291	4,139	3,805
Restricted stock units outstanding	1,668	1,043	990
Warrants	19	28	28

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2016 or 2015.

Stock-Based Compensation

At December 31, 2016, the Company had four stock-based compensation plans, which are more fully described in Note 7.

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

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. Prior to 2015, as there was no public market for its common stock prior to February 17, 2012, the effective date of the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2014, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted had been determined using a weighted average of the historical volatility measures of this peer group of companies. Beginning in 2015, as there was at least three years of trading history of the Company’s common stock, the expected volatility of options granted has been determined using a weighted-average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 17% for each of the years ended December 31, 2016, 2015 and 2014 in determining the expense recorded in the accompanying consolidated statements of operations.

The weighted-average fair value of options granted during the years ended December 31, 2016, 2015 and 2014, was $4.01, $3.10 and $4.21 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.75%	1.96%	2.16%
Expected volatility	45%	46%	52%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

As of December 31, 2016, there was $13,327 of total unrecognized stock-based compensation expense related to stock based awards that is expected to be recognized over a weighted-average period of 2.48 years. The total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

For the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations was not material.

For the years ended December 31, 2016, 2015 and 2014, total stock-based compensation expense was $6,012, $6,014 and $6,387, respectively.

See Note 7 for a summary of the stock option and restricted stock activity under the Company’s stock-based compensation plans for the year ended December 31, 2016.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2,137, $2,081 and $3,515 for the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition on cloud offerings, however, further analysis is required and the Company will continue to evaluate this assessment in 2017. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract. Under the standard, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract.

The Company intends to adopt ASU 2014-09 on January 1, 2018. The Company currently expects to apply the modified retrospective method of adoption; however, it has not yet finalized its transition method, but expects to do so in 2017 upon completion of further analysis.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that adopting ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company does not believe that the impact of recording actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate, will result in a significant impact to accumulated deficit upon recording the cumulative effect adjustment.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

4. Intangible Assets and Goodwill

On March 10, 2016, the Company purchased an intangible asset for $300 plus a contingent amount of up to an additional $250 to be determined on the 90th day following the closing date. In June 2016, it was determined that no additional consideration was to be provided in connection with the intangible asset purchase. The useful life of the intangible asset was determined to be three years. As of December 31, 2016, the net carrying value of the intangible asset was $219.

Finite-lived intangible assets consist of the following as of December 31, 2016.

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$7,400	$6,823
Customer relationships	11	6,257	2,147	4,110
Non-compete agreements	3	1,912	1,875	37
Tradename	3	368	368	—

Total		$22,760	$11,790	$10,970

Finite-lived intangible assets consist of the following as of December 31, 2015:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$5,369	$8,854
Customer relationships	12	5,957	1,500	4,457
Non-compete agreements	3	1,912	1,437	475
Tradename	3	368	368	—

Total		$22,460	$8,674	$13,786

Amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $3,116, $3,112 and $3,200, respectively.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2017	$2,733
2018	2,317
2019	1,604
2020	1,585
2021	1,327
2022 and thereafter	1,404

Total	$10,970

The carrying amount of goodwill was $50,776 as of December 31, 2016 and 2015.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2016 and 2015:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,871	$—	$—	$12,871

Total assets	$12,871	$—	$—	$12,871

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9,580	$—	$—	$9,580
Restricted cash	—	201	—	201

Total assets	$9,580	$201	$—	$9,781

Realized gains and losses from sales of the Company’s investments are included in “Other expense, net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2016 or 2015.

6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through April 2022. Future minimum rental commitments under operating leases at December 31, 2016 are as follows:

Year Ending December 31,	Operating Lease Commitments
2017	$6,006
2018	5,337
2019	4,983
2020	4,179
2021	3,968
2022 and thereafter	1,029

$25,502

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404.

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2016 and 2015, the Company had deferred rent and rent incentives of $1,579 and $1,653, respectively, of which $1,320 and $1,565, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $6,334, $6,831 and $6,280, respectively. Income from sublease rental activity amounted to $219, $185 and $0, respectively, for the years ended December 31, 2016, 2015 and 2014.

In addition to the operating obligations noted in the table above, as of December 31, 2016, the Company recorded cost of revenue of $845 of which $695 represented the settlement amount due upon signing a termination agreement relating to the facilities and $150 represented a loss on disposal of assets in connection with the closure of the facilities for the purpose of consolidating data centers.

Capital Lease Commitments

The Company leases certain computer equipment and support under non-cancelable capital leases. The lease arrangements expire at various dates through September 2018. Future minimum rental commitments under capital leases at December 31, 2016 are as follows:

Year Ending December 31,	Capital Lease Commitments
2017	$508
2018	231
Less – interest on capital leases	21

$718

At December 31, 2016, total assets under capital leases were $1.2 million and related accumulated amortization was $557,000.

In addition to the operating lease and capital lease commitments discussed above, as of December 31, 2016, the Company had non-cancelable commitments of $9,876, $10,996 and $6,942 payable in 2017, 2018 and 2019, respectively, primarily for content delivery network services, hosting and other support services. In January 2017, the Company entered into an agreement with a non-cancelable commitment, primarily for content delivery and network storage service, of $15.8 million through December 31, 2018.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming the Company, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos, acquired from AOL and owned by the plaintiff, on CMG websites by using a Brightcove technology. The complaint seeks actual and statutory damages, costs and injunctive relief. Brightcove is being indemnified in this matter. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On July 30, 2016, a complaint was filed by Autumn Cloud LLC naming the Company as a defendant in a patent infringement case (Autumn Cloud LLC v. Brightcove Inc., United States District Court for the Eastern District of Texas). The complaint alleged that Brightcove infringed U.S. Patent 7,606,843 with an issue date of October 20, 2009, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment,” and U.S. Patent 8,239,347 with an issue date of August 7, 2012, entitled “System and Method for Customizing the Storage and Management of Device Data in a Networked Environment.” The complaint sought monetary damages and declarations of infringement. Brightcove acquired a license to the patents-in-suit via a third-party and as a result the complaint has been dismissed with prejudice. Brightcove did not incur any loss in this matter.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2016, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

Treasury Stock

The Company has recorded 135,000 shares as treasury stock as of December 31, 2016 and 2015 with a cost of $871. See Note 3 for additional information.

Equity Incentive Plans

At December 31, 2016, the Company had four stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan), the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan), and the Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan).

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

In 2012, the Company adopted the RSU Plan and made awards of restricted stock units pursuant to the RSU Plan to 15 new employees in connection with the acquisition of Zencoder. The awards of restricted stock units cover an aggregate of 77,100 shares of the Company’s common stock and were made as a material inducement to the employees entering into employment with the Company in connection with the acquisition of Zencoder. The restricted stock units were settled in shares of the Company’s common stock upon vesting.

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

At December 31, 2016, 945,238 shares were available for issuance under all stock-based compensation plans.

The following is a summary of the stock option activity for all stock option plans during the year ended December 31, 2016:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2015	4,622,886	$6.63
Granted	816,902	8.83
Exercised	(886,085)	5.14		$5,159
Cancelled	(403,119)	8.84

Outstanding at December 31, 2016	4,150,584	$7.17	7.14	$7,107

Exercisable at December 31, 2016	1,923,596	$6.49	5.37	$4,867

Vested or expected to vest at December 31, 2016 (1)	3,612,724	$7.08	6.87	$6,577

(1)	This represents the number of vested options as of December 31, 2016 plus the number of unvested options expected to vest as of December 31, 2016, based on the unvested options outstanding at December 31, 2016 and adjusted for the estimated forfeiture rate.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016 of $8.05 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2015 and 2014 was $281 and $1,499, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the RSU activity during the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2015	1,503,814	$6.69
Granted	1,061,958	9.77
Vested and issued	(425,898)	7.35
Cancelled	(237,297)	7.59

Unvested by December 31, 2016	1,902,577	$7.84

Warrants

In September 2006, the Company issued fully vested warrants to purchase an aggregate of 46,713 shares of Series B Preferred Stock, at a purchase price of $3.21 per share, to two lenders in connection with a line of credit agreement. The warrants were exercisable at any time up until the expiration date of August 31, 2016. The fair value of the warrants was recorded as a discount on the related debt, and was amortized to interest expense over the life of the debt. The debt was fully repaid in March 2007. The warrant liability was reported at fair value until completion of the Company’s IPO in February 2012, whereupon the warrants automatically converted into warrants to purchase shares of the Company’s common stock. At the time of conversion of the warrants in connection with the Company’s IPO, the fair value of the warrants was $395, which was reclassified as a component of additional paid-in capital.

During 2012, 18,685 shares exercisable under the warrants were exercised pursuant to a net exercise provision, which resulted in the issuance of 15,781 common shares. In August 2016, the remaining 28,028 shares exercisable under the warrants were exercised pursuant to a net exercise provision, which resulted in the issuance of 20,528 common shares.

Common Stock Reserved for Future Issuance

At December 31, 2016, the Company has reserved the following shares of common stock for future issuance:

December 31, 2016
Common stock options outstanding	4,150,584
Restricted stock unit awards outstanding	1,902,577
Shares available for issuance under all stock-based compensation plans	945,238

Total shares of authorized common stock reserved for future issuance	6,998,399

8. Income Taxes

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Domestic	$(10,756)	$(8,028)	$(17,492)
Foreign	1,180	839	859

Total	$(9,576)	$(7,189)	$(16,633)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current provision:
Federal	$—	$—	$—
State	33	29	41
Foreign	424	389	219

Total current	457	418	260

Deferred (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(47)	(27)	—

Total deferred	(47)	(27)	—

Total provision	$410	$391	$260

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes	(6.1)	3.4	(2.0)
Change in tax rate	0.1	3.0	(1.6)
Permanent differences	11.7	34.7	16.2
Foreign rate differential	(1.1)	(1.2)	(0.4)
Research and development credits	(6.7)	(9.6)	(7.9)
Change in valuation allowance	40.8	7.7	31.2
Other, net	(0.3)	1.4	0.1

Effective tax rate	4.3%	5.4%	1.6%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2016 and 2015 is as follows:

	As of December 31,
	2016	2015
Net operating loss carry-forwards	$45,850	$42,666
Tax credit carry-forwards	7,654	6,646
Stock-based compensation	2,236	2,283
Intangible assets	(5,962)	(5,799)
Fixed assets	154	49
Account receivable reserves	219	1,071
Accrued compensation	2,232	1,422
Capitalized start-up costs	279	346
Other temporary differences	761	777

Deferred tax assets	53,423	49,461
Valuation allowance	(53,302)	(49,398)

Net deferred tax assets	$121	$63

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2016 and 2015, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2015 to 2016 of $3.9 million principally relates to the current year taxable loss.

Based upon the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of December 31, 2016 and 2015.

As of December 31, 2016, the Company had federal and state net operating losses of approximately $155.5 million and $57.4 million, respectively, which are available to offset future taxable income, if any, through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of non-qualified stock options of $16.9 million and $10.2 million, respectively. The Company also had federal and state research and development tax credits of $5.4 million and $3.5 million, respectively, which expire in various amounts through 2035. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. Through June 30, 2014, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2016 and 2015, the Company had no recorded liabilities for uncertain tax positions.

At December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2012 through 2016. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2010.

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

9. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of December 31, 2016. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2016.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $333 as of December 31, 2016.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
Accrued payroll and related benefits	$7,089	$5,393
Accrued sales and other taxes	2,275	1,728
Accrued professional fees and outside contractors	1,082	1,023
Accrued content delivery	2,013	2,112
Accrued other liabilities	3,246	2,593

Total	$15,705	$12,849

11. Segment Information

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2016	2015	2014
Revenue:
North America	$92,912	$86,106	$75,419
Europe	25,196	25,380	30,624
Japan	15,230	9,061	7,902
Asia Pacific	15,617	12,380	10,109
Other	1,311	1,779	963

Total revenue	$150,266	$134,706	$125,017

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $87,302, $80,455 and $69,778 during the years ended December 31, 2016, 2015 and 2014, respectively. Revenue from customers located in Japan was $15,230, $9,061 and $7,902 during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016 and 2015, no other country contributed more than 10% of the Company’s total revenue.

As of December 31, 2016 and December 31, 2015, property and equipment at locations outside the U.S. was not material.

12. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2016, 2015 and 2014, the Company has made contributions to the plan of $336, $276 and $199, respectively.

13. Quarterly Financial Data (unaudited)

	For the three months ended:
	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
Revenue	$38,625	$38,389	$36,960	$36,292	$35,136	$33,837	$32,848	$32,885
Gross profit	23,272	24,612	23,507	23,028	23,321	22,325	21,290	21,293
Loss from operations	(3,684)	(1,552)	(2,211)	(1,531)	(214)	(1,025)	(3,151)	(2,541)
Net income (loss)	(4,363)	(1,618)	(2,398)	(1,607)	172	(1,275)	(3,646)	(2,831)

Basic net income (loss) per share	(0.13)	(0.05)	(0.07)	(0.05)	0.01	(0.04)	(0.11)	(0.09)
Diluted net income (loss) per share	(0.13)	(0.05)	(0.07)	(0.05)	0.01	(0.04)	(0.11)	(0.09)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Brightcove Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Brightcove Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Brightcove Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Item 16.	Form 10-K Summary

Not applicable.

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

Name	Title	Date

/s/ David Mendels David Mendels	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2017

/s/ Kevin R. Rhodes Kevin R. Rhodes	Chief Financial Officer (Principal Financial Officer)	February 21, 2017

/s/ Christopher Stagno Christopher Stagno	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2017

/s/ Gary Haroian Gary Haroian	Chairman of the Board of Directors	February 21, 2017

/s/ Deborah Besemer Deborah Besemer	Director	February 21, 2017

/s/ Derek Harrar Derek Harrar	Director	February 21, 2017

/s/ Chet Kapoor Chet Kapoor	Director	February 21, 2017

/s/ Scott Kurnit Scott Kurnit	Director	February 21, 2017

/s/ David Orfao David Orfao	Director	February 21, 2017

EXHIBIT INDEX

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.4* (8)	Brightcove Inc. RSU Inducement Plan.

4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

10.1* (10)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (11)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (12)	2012 Stock Incentive Plan of the Registrant.

10.4†* (13)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5† (14)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (15)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (16)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (17)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

10.9* (18)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

10.10* (19)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

10.11* (20)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (21)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

10.13†* (22)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

10.14†* (23)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (24)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

Exhibits

10.16* (25)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (26)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (27)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (28)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (29)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (30)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (31)	Non-Employee Director Compensation Policy.

10.23†* (32)	Senior Executive Incentive Bonus Plan.

10.24†* (33)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (34)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (35)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (36)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2014.
(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(11)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(12)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(13)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(14)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(15)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(16)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(17)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2014.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.
(21)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(22)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(23)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(24)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(25)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.
(26)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.
(27)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(28)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(29)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.

(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014.
(31)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(32)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(33)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(34)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(35)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(36)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
*	Incorporated herein by reference.
**	Filed herewith.
•	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Indicates a management contract or any compensatory plan, contract or arrangement.