Form 10-Q
period 2017-03-31
BRIGHTCOVE INC
filed 2017-05-04
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017 there were 33,783,814 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29,168	$36,813
Accounts receivable, net of allowance of $318 and $154 at March 31, 2017 and December 31, 2016, respectively	22,438	21,575
Prepaid expenses	5,187	3,729
Other current assets	2,999	2,168

Total current assets	59,792	64,285
Property and equipment, net	9,273	9,264
Intangible assets, net	10,259	10,970
Goodwill	50,776	50,776
Deferred tax asset	127	121
Other assets	980	1,008

Total assets	$131,207	$136,424

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,014	$5,327
Accrued expenses	11,956	15,705
Capital lease liability	418	489
Equipment financing	257	307
Deferred revenue	35,909	34,665

Total current liabilities	54,554	56,493
Deferred revenue, net of current portion	62	91
Other liabilities	1,491	1,644

Total liabilities	56,107	58,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,243,493 and 34,143,148 shares issued at March 31, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	232,782	230,788
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(992)	(1,172)
Accumulated deficit	(155,853)	(150,583)

Total stockholders’ equity	75,100	78,196

Total liabilities and stockholders’ equity	$131,207	$136,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$34,242	$34,653
Professional services and other revenue	3,330	1,639

Total revenue	37,572	36,292
Cost of revenue: (1) (2)
Cost of subscription and support revenue	12,154	11,675
Cost of professional services and other revenue	3,064	1,589

Total cost of revenue	15,218	13,264

Gross profit	22,354	23,028
Operating expenses: (1) (2)
Research and development	8,194	7,426
Sales and marketing	13,901	12,535
General and administrative	5,391	4,577
Merger-related	—	21

Total operating expenses	27,486	24,559

Loss from operations	(5,132)	(1,531)
Other income (expense), net	138	(31)

Loss before income taxes	(4,994)	(1,562)
Provision for income taxes	79	45

Net loss	$(5,073)	$(1,607)

Net loss per share - basic and diluted	$(0.15)	$(0.05)

Weighted-average number of common shares used in computing net loss per share	34,056,104	32,724,850

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$102	$42
Cost of professional services and other revenue	60	57
Research and development	407	389
Sales and marketing	746	482
General and administrative	475	489
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$508
Research and development	11	31
Sales and marketing	193	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(5,073)	$(1,607)
Other comprehensive income:
Foreign currency translation adjustments	180	(142)

Comprehensive loss	$(4,893)	$(1,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(5,073)	$(1,607)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,734	2,014
Stock-based compensation	1,790	1,459
Provision for reserves on accounts receivable	222	91
Changes in assets and liabilities:
Accounts receivable	(1,011)	541
Prepaid expenses and other current assets	(2,221)	(2,069)
Other assets	37	(156)
Accounts payable	695	(1,039)
Accrued expenses	(3,870)	844
Deferred revenue	1,102	2,917

Net cash (used in) provided by operating activities	(6,595)	2,995
Investing activities
Cash paid for purchase of intangible asset	—	(125)
Purchases of property and equipment, net of returns	(378)	(843)
Capitalized internal-use software costs	(603)	(810)

Net cash used in investing activities	(981)	(1,778)
Financing activities
Proceeds from exercise of stock options	79	43
Payments of withholding tax on RSU vesting	(118)	(86)
Proceeds from equipment financing	—	604
Payments on equipment financing	(76)	(48)
Payments under capital lease obligation	(174)	(278)

Net cash (used in) provided by financing activities	(289)	235
Effect of exchange rate changes on cash	220	203

Net (decrease) increase in cash and cash equivalents	(7,645)	1,655
Cash and cash equivalents at beginning of period	36,813	27,637

Cash and cash equivalents at end of period	$29,168	$29,292

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2017, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2017 and 2016. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed, except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation, which is discussed further in Note 7.

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

At March 31, 2017 and December 31, 2016, no individual customer accounted for 10% or more of net accounts receivable. For the three months ended March 31, 2017 and 2016, no individual customer accounted for 10% or more of total revenue.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at March 31, 2017 or December 31, 2016.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of March 31, 2017 consist of the following:

	March 31, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$16,278	$16,278	$16,278
Money market funds	Demand	12,890	12,890	12,890

Total cash and cash equivalents		$29,168	$29,168	$29,168

Cash and cash equivalents as of December 31, 2016 consist of the following:

	December 31, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$23,942	$23,942	$23,942
Money market funds	Demand	12,871	12,871	12,871

Total cash and cash equivalents		$36,813	$36,813	$36,813

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Options outstanding	4,178	4,583
Restricted stock units outstanding	1,864	1,507
Warrants	—	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,890	$—	$—	$12,890

Total assets	$12,890	$—	$—	$12,890

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,871	$—	$—	$12,871

Total assets	$12,871	$—	$—	$12,871

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected life in years	6.2	6.2
Risk-free interest rate	2.24%	1.61%
Volatility	43%	45%
Dividend yield	—	—
Weighted-average fair value of stock options granted	$3.69	$2.67

The Company recorded stock-based compensation expense of $1,790 and $1,459 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $19,001 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.42 years.

On January 1, 2017, the Company adopted ASU No. 2016-09. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. As this policy change was applied prospectively, prior periods have not been adjusted. The Company recorded a cumulative effect adjustment in the three months ended March 31, 2017, which increased accumulated deficit and additional paid-in-capital by $197.

The following is a summary of the status of the Company’s stock options as of March 31, 2017 and the stock option activity during the three months ended March 31, 2017.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	4,150,584	$7.17
Granted	120,916	8.19
Exercised	(12,088)	6.55		$22
Canceled	(39,963)	7.82

Outstanding at March 31, 2017	4,219,449	$7.20	6.95	$9,619

Exercisable at March 31, 2017	2,088,026	$6.69	5.24	$6,109

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2017 of $8.90 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2016	1,902,577	$7.84
Granted	115,333	8.54
Vested and issued	(88,882)	6.65
Canceled	(54,180)	7.09

Unvested by March 31, 2017	1,874,848	$7.96

8. Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $79 and $45, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2017 and December 31, 2016. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming the Company, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint, subsequently amended twice by the plaintiff, alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using our technology. The amended complaint seeks actual and statutory damages, costs and injunctive relief. The defendants filed two separate motions to dismiss, both of which were granted and resulted in a narrowing of the claims in the amended complaint. The Company answered the amended complaint on April 21, 2017 and discovery is ongoing. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2017, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2017. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of March 31, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $257 as of March 31, 2017.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
North America	$23,399	$23,040
Europe	5,967	6,077
Japan	3,769	3,466
Asia Pacific	4,221	3,399
Other	216	310

Total revenue	$37,572	$36,292

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $22,028 and $21,663 during the three months ended March 31, 2017 and 2016, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, property and equipment at locations outside the U.S. was not material.

12. Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition on cloud offerings; however, further analysis is required and the Company will continue to evaluate this assessment throughout 2017. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract. Under the standard, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract.

The Company intends to adopt ASU 2014-09 on January 1, 2018. The Company currently expects to apply the modified retrospective method of adoption; however, it has not yet finalized its transition method, but expects to do so during the quarter ending June 30, 2017 upon completion of further analysis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As of March 31, 2017, we had 506 employees and 4,411 customers, of which 2,390 used our volume offerings and 2,021 used our premium offerings. As of March 31, 2016, we had 439 employees and 4,915 customers, of which 3,005 used our volume offerings and 1,910 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $36.3 million in the three months ended March 31, 2016 to $37.6 million in the three months ended March 31, 2017, primarily related to an increase in revenue from professional services engagements. Our consolidated net loss was $5.1 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. Included in consolidated net loss for the three months ended March 31, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $712,000, respectively. Included in consolidated net loss for the three months ended March 31, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $765,000, respectively.

For the three months ended March 31, 2017 and 2016, our revenue derived from customers located outside North America was 38% and 37%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month contracts and pay-as-you-go contracts), our Once customers, our Perform customers, our Video Marketing Suite customers, our Lift customers, our OTT Flow customers and our Enterprise Video Suite customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

As of March 31, 2017, we had 4,411 customers, of which 2,390 used our volume offerings and 2,021 used our premium offerings. As of March 31, 2016, we had 4,915 customers, of which 3,005 used our volume offerings and 1,910 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased since 2013 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2017 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. The recurring dollar retention rate decreased from 98% during the three months ended March 31, 2016 to 85% during the three months ended March 31, 2017.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. We began selling our Starter edition to customers in the second quarter of 2016. We consider Starter to be a premium offering and thus include Starter customers as premium customers. Our Starter edition has a price point of $199 or $499 per month, and as of the first quarter of 2017, sales of our Starter edition have reached such a level that we have determined that the overall average annual subscription revenue per premium customer is a more meaningful metric if we exclude revenue from Starter edition customers. As such, we now disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2017	2016
Customers (at period end)
Volume	2,390	3,005
Premium	2,021	1,910

Total customers (at period end)	4,411	4,915

Recurring dollar retention rate	85%	98%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$67.2	$69.3
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.8	$—

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment and IP-restricted players. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content (which includes storage). We also offer gold support or platinum support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the value of our software, as well as the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We believe that our bundled pricing approach has made it easier for our customers to purchase all of the elements required to manage, store and deliver their video assets to their viewers. Pricing for some of the non-software elements of our products, however—such as bandwidth and managed content (primarily storage)—has been subject to moderate but consistent pricing pressure as a result of competition among bandwidth and cloud infrastructure providers. This pricing pressure has not historically had a meaningful impact on our results of operations. During the first quarter of 2017, we experienced an unexpected, significant increase in the impact of the price competition among bandwidth and cloud infrastructure providers in the markets for these increasingly commoditized non-software services. As a result, our recurring dollar retention rate decreased in the first quarter. We have taken steps to reduce the portion of our revenue that is subject to such pricing pressure by bringing new solutions, such as Dynamic Delivery (formerly known as Bolt), to market. We believe that these new solutions increase the value of our software platform to customers and allow us to retain a larger portion of the customers’ total contract value while reducing the revenue related to non-software elements. However, as a result of the impact of the commoditization of the non-software elements, we now expect that our subscription revenue growth rate will be impacted through the first quarter of 2018.

The second product line is comprised of our volume product edition, which we refer to as our Express edition. Our Express edition targets small and medium-sized businesses, or SMBs. The Express edition provides customers with the same basic functionality that is offered in our premium product editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. We discontinued the lower level pricing options for the Express edition and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the Express edition generally enter into month-to-month agreements. Express customers are generally billed on a monthly basis and pay via a credit card.

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

Cost of revenue increased in absolute dollars from the first three months of 2016 to the first three months of 2017. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at March 31, 2017, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2017 and 2016, we recorded $1.8 million and $1.5 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2017 and 2016, 41% and 40%, respectively, of our revenue was generated in locations outside the United States. During the three months ended March 31, 2017 and 2016, 27% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, business combinations, intangible assets, goodwill and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2016.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission on February 21, 2017.

We believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$34,242	$34,653
Professional services and other revenue	3,330	1,639

Total revenue	37,572	36,292
Cost of revenue:
Cost of subscription and support revenue	12,154	11,675
Cost of professional services and other revenue	3,064	1,589

Total cost of revenue	15,218	13,264

Gross profit	22,354	23,028
Operating expenses:
Research and development	8,194	7,426
Sales and marketing	13,901	12,535
General and administrative	5,391	4,577
Merger-related	—	21

Total operating expenses	27,486	24,559

Loss from operations	(5,132)	(1,531)
Other income (expense), net	138	(31)

Loss before income taxes	(4,994)	(1,562)
Provision for income taxes	79	45

Net loss	$(5,073)	$(1,607)

Net loss per share—basic and diluted	$(0.15)	$(0.05)

Weighted-average number of common shares used in computing net loss per share	34,056,104	32,724,850

Overview of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Total revenue increased by $1.3 million, or 4%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in professional services and other revenue of 103%, or $1.7 million. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the three months ended March 31, 2017, compared to the corresponding quarter in the prior year. This increase was partly offset by a decrease in subscription and support revenue of 1%, or $411,000. The decrease in subscription and support revenue resulted primarily from a decrease in revenue from the loss of a major customer and a $746,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2016. The decreases are offset by a 6% increase in the number of premium customers from 1,910 at March 31, 2016 to 2,021 at March 31, 2017. In addition, our revenue from premium offerings grew by $1.8 million, or 5%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit decreased by $674,000, or 3%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a decrease in subscription and support revenue without a corresponding decrease in subscription and support costs. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $5.1 million in the three months ended March 31, 2017 compared to $1.5 million in the three months ended March 31, 2016. Loss from operations in the three months ended March 31, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $712,000, respectively. Loss from operations in the three months ended March 31, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $765,000, respectively. In future periods, we expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2017, we had $29.2 million of unrestricted cash and cash equivalents, a decrease of $7.6 million from $36.8 million at December 31, 2016, due primarily to $6.6 million of cash used in operating activities, $603,000 in capitalized internal-use software costs, and $378,000 in capital expenditures. There were also cash outflows of $174,000 in payments under capital lease obligations and $118,000 in payments of withholding tax on RSU vesting.

Revenue

	Three Months Ended March 31,
	2017		2016		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$36,062	96%	$34,308	95%	$1,754	5%
Volume	1,510	4	1,984	5	(474)	(24)

Total	$37,572	100%	$36,292	100%	$1,280	4%

During the three months ended March 31, 2017, revenue increased by $1.3 million, or 4%, compared to the three months ended March 31, 2016, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $1.8 million, or 5%, is partially the result of a 6% increase in the number of premium customers from 1,910 at March 31, 2016 to 2,021 at March 31, 2017, in addition to a $1.7 million, or 103%, increase in professional services revenue. The increases are offset by the loss of a major customer and a $746,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2016. In the three months ended March 31, 2017, volume revenue decreased by $474,000, or 24%, compared to the three months ended March 31, 2016, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2017		2016		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$34,242	91%	$34,653	95%	$(411)	(1)%
Professional services and other	3,330	9	1,639	5	1,691	103

Total	$37,572	100%	$36,292	100%	$1,280	4%

In the three months ended March 31, 2017, subscription and support revenue decreased by $411,000, or 1%, compared to the three months ended March 31, 2016. The decrease was primarily related to the loss of a major customer and a reduction in revenue of $746,000 due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2016. The decreases are offset by a 6% increase in the number of premium customers from 1,910 at March 31, 2016 to 2,021 at March 31, 2017. In addition, professional services and other revenue increased by $1.7 million, or 103%, primarily related to the size and number of professional services engagements during the three months ended March 31, 2017 compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2017		2016		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$23,399	62%	$23,040	63%	$359	2%

Europe	5,967	16	6,077	17	(110)	(2)
Japan	3,769	10	3,466	10	303	9
Asia Pacific	4,221	11	3,399	9	822	24
Other	216	1	310	1	(94)	(30)

International subtotal	14,173	38	13,252	37	921	7

Total	$37,572	100%	$36,292	100%	$1,280	4%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2017, total revenue for North America increased $359,000, or 2%, compared to the three months ended March 31, 2016. In the three months ended March 31, 2017, total revenue outside of North America increased $921,000, or 7%, compared to the three months ended March 31, 2016. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan. The increase in revenue from Asia Pacific and Japan is primarily related to an increase in revenue from professional services engagements related to OTT application development. These increases were partially offset by a $746,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended March 31, 2016.

Cost of Revenue

	Three Months Ended March 31,
	2017		2016		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$12,154	35%	$11,675	34%	$479	4%
Professional services and other	3,064	92	1,589	97	1,475	93

Total	$15,218	41%	$13,264	37%	$1,954	15%

In the three months ended March 31, 2017, cost of subscription and support revenue increased $479,000, or 4%, compared to the three months ended March 31, 2016. The increase resulted primarily from increases in network hosting services, partner commissions, employee-related and amortization expenses of $312,000, $157,000, $134,000 and $107,000, respectively. These increases were partially offset by a decrease in depreciation expense of $360,000.

In the three months ended March 31, 2017, cost of professional services and other revenue increased $1.5 million, or 93%, compared to the three months ended March 31, 2016. The increase resulted primarily from increases in contractor and employee-related expenses of $1.0 million and $380,000, respectively.

Gross Profit

	Three Months Ended March 31,
	2017		2016		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$22,088	65%	$22,978	66%	$(890)	(4)%
Professional services and other	266	8	50	3	216	432

Total	$22,354	59%	$23,028	63%	$(674)	(3)%

The overall gross profit percentage was 59% and 63% for the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily due to a shift in the mix of revenue as there was an increase in revenue from professional services engagements, which has a lower gross margin than subscription and support revenue. Subscription and support gross profit decreased $890,000, or 4%, compared to the three months ended March 31, 2016. Professional services and other gross profit increased $216,000, or 432% compared to the three months ended March 31, 2016. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2017		2016		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,194	22%	$7,426	20%	$768	10%
Sales and marketing	13,901	37	12,535	35	1,366	11
General and administrative	5,391	14	4,577	13	814	18
Merger-related	—	—	21	—	(21)	(100)

Total	$27,486	73%	$24,559	68%	$2,927	12%

Research and Development. In the three months ended March 31, 2017, research and development expense increased by $768,000, or 10%, compared to the three months ended March 31, 2016 primarily due to increases in employee-related and contractor expenses of $634,000 and $166,000 respectively. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended March 31, 2017, sales and marketing expense increased by $1.4 million, or 11%, compared to the three months ended March 31, 2016 primarily due to employee-related, stock-based compensation and travel expenses of $721,000, $264,000 and $258,000 respectively. There were also increases in computer maintenance and support and commission expenses of $139,000 and $133,000, respectively. These increases were partially offset by a decrease in contractor expense of $151,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended March 31, 2017, general and administrative expense increased by $814,000, or 18%, compared to the three months ended March 31, 2016 primarily due to increases in legal fees, employee-related expense, and bad debt expense of $350,000, $321,000 and $134,000, respectively. These increases were offset by a decrease in contractor expense of $170,000. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-related. In the three months ended March 31, 2016, merger-related expenses of $21,000 related to costs associated with the retention of certain employees of Unicorn. No such expense was incurred during the three months ended March 31, 2017.

Other Income (Expense), Net

	Three Months Ended March 31,
	2017		2016		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$30	—%	$26	—%	$4	15%
Interest expense	(9)	—	(19)	—	10	(53)
Other income (expense), net	117	—	(38)	—	155	(408)

Total	$138	—%	$(31)	0%	$169	(545)%

In the three months ended March 31, 2017, interest income remained relatively unchanged. Interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended March 31, 2017 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other income (expense), net during the three months ended March 31, 2017 was primarily due to foreign currency exchange gains recorded during the three months ended March 31, 2017 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Three Months Ended March 31,
	2017		2016		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$79	—%	$45	—%	$34	76%

In the three months ended March 31, 2017 and 2016, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2017	2016
	(in thousands)
Purchases of property and equipment	$(378)	$(843)
Depreciation and amortization	1,734	2,014
Cash flows (used in) provided by operating activities	(6,595)	2,995
Cash flows used in investing activities	(981)	(1,778)
Cash flows (used in) provided by financing activities	(289)	235

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2017 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At March 31, 2017 and December 31, 2016, we had $4.9 million and $5.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 54 days at March 31, 2017 and 53 days at December 31, 2016.

Cash flows (used in) provided by operating activities.

Cash (used in) provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the three months ended March 31, 2017 was $6.6 million. The cash flow used in operating activities resulted from net losses of $5.1 million and changes in our operating assets and liabilities of $5.3 million, partially offset by net non-cash charges of $3.8 million. Uses of cash included a decrease in accrued expense of $3.9 million and increases in prepaid expenses and accounts receivable of $2.2 million and $1.0 million, respectively. The cash outflows relating to accrued expenses primarily related to payments for incentive compensation and payments associated with the closure of certain facilities. These outflows were offset in part by increases in deferred revenue and accounts payable of $1.1 million and $695,000, respectively. Net non-cash expenses consisted primarily of $1.8 million for stock-based compensation expense and $1.7 million for depreciation and amortization expense.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2017 was $981,000, consisting primarily of $603,000 for the capitalization of internal-use software costs and $378,000 in capital expenditures to support the business.

Cash flows (used in) provided by financing activities.

Cash (used in) provided by financing activities for the three months ended March 31, 2017 was $289,000, consisting of payments under capital lease obligation, withholding tax on RSU vesting and equipment financing of $174,000, $118,000 and $76,000, respectively, offset in part by the proceeds received on the exercise of common stock options of $79,000.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of March 31, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $257,000 as of March 31, 2017.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2017 and December 31, 2016.

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

Our contractual obligations as of December 31, 2016 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the obligations outlined in our Annual Report on Form 10-K, we entered into an agreement with a non-cancelable commitment in January 2017, primarily for content delivery and network storage service, with obligations of $15.8 million through December 31, 2018. As of March 31, 2017, our obligation was $12.0 million in connection with this agreement.

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound and Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2017	2016
Revenues generated in locations outside the United States	41%	40%
Revenues in currencies other than the United States dollar (1)	27%	28%
Expenses in currencies other than the United States dollar (1)	15%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	7%	2%
British pound	7	6	7	6
Japanese Yen	10	4	10	4
Other	5	4	4	2

Total	28%	15%	28%	14%

As of March 31, 2017 and December 31, 2016, we had $7.4 million and $5.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro, British pound and Japanese yen, primarily because our European and Japanese operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at March 31, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.0 million, decreased expenses by $624,000 and decreased operating income by $399,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2017 and 2016.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $29.2 million at March 31, 2017. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $9,000 and $19,000 of interest expense during the three months ended March 31, 2017 and 2016, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming us, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint, subsequently amended twice by the plaintiff, alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using our technology. The amended complaint seeks actual and statutory damages, costs and injunctive relief. The defendants filed two separate motions to dismiss, both of which were granted and resulted in a narrowing of the claims in the amended complaint. We answered the amended complaint on April 21, 2017 and discovery is ongoing. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

ITEM 1A.	RISK FACTORS

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 21, 2017, we described risk factors related to the Company. The following risk factors update and replace those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully review these risk factors and those described in other reports we file with the Securities and Exchange Commission in evaluating our business. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each period since our inception in 2004. We experienced a consolidated net loss of $2.8 million for the three months ended March 31, 2015, a consolidated net loss of $1.6 million for the three months ended March 31, 2016 and a consolidated net loss of $5.1 million for the three months ended March 31, 2017. For the year ended December 31, 2016, we reported a consolidated net loss of $10.0 million. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the rates at which our customers renew;

•	the amount of revenue generated from our customers’ use of our products or services in excess of their committed contractual entitlements;

•	the timing and amount of costs of new and existing marketing and advertising efforts;

•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors; and

•	system or service failures, security breaches or network downtime.

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

Demand for our services is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, commoditization of our products and services and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue, operating results and resources.

We will likely encounter significant, growing competition in our business from many sources, including portals and digital media retailers, search engines, social networking and consumer-sharing services companies, broadband media distribution platforms, technology suppliers, direct broadcast satellite television service companies and digital and traditional cable systems. Many of our present and likely future competitors have substantially greater financial, marketing, technological and other resources than we do. Some of these companies may even choose to offer services competitive with ours at no cost as a strategy to attract or retain customers of their other services. Technological and commercial developments may lead to the increasing commoditization of our products and services, including data delivery and storage, further increasing downward pressure on the prices we can charge. If we are unable to compete successfully with traditional and other emerging providers of competing services, our business, financial condition and results of operations could be adversely affected.

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

We increased our number of full-time employees from 410 as of March 31, 2015, to 439 as of March 31, 2016 and to 506 as of March 31, 2017, and our revenue grew from $32.9 million in the first quarter of 2015 to $36.3 million in the first quarter of 2016 and to $37.6 million in the first quarter of 2017. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We currently have foreign sales denominated in Australian dollars, British pound sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pound sterling, Japanese yen, Euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our Chief Executive Officer, David Mendels, and our President and Chief Operating Officer, Andrew Feinberg, have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

BRIGHTCOVE INC.
(Registrant)

Date: May 4, 2017	By:	/s/ David Mendels
David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)