Form 10-Q/A
period 2017-03-31
BRIGHTCOVE INC
filed 2017-05-09
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 1, 2017 there were 34,160,187 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 4, 2017 (the “Form 10-Q”), is to correct a typographical error in the number of shares outstanding as of the last practicable date from 33,783,814 to 34,160,187. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this form 10-Q/A.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits

31.1^	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

^    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: May 8, 2017	By:	/s/ David Mendels
David Mendels
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)