Form 10-Q
period 2017-06-30
BRIGHTCOVE INC
filed 2017-07-26
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017 there were 34,345,126 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$28,351	$36,813
Accounts receivable, net of allowance of $103 and $154 at June 30, 2017 and December 31, 2016, respectively	23,153	21,575
Prepaid expenses	4,691	3,729
Other current assets	2,826	2,168

Total current assets	59,021	64,285
Property and equipment, net	9,065	9,264
Intangible assets, net	9,585	10,970
Goodwill	50,776	50,776
Deferred tax asset	135	121
Other assets	920	1,008

Total assets	$129,502	$136,424

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,467	$5,327
Accrued expenses	13,538	15,705
Capital lease liability	404	489
Equipment financing	181	307
Deferred revenue	36,088	34,665

Total current liabilities	58,678	56,493
Deferred revenue, net of current portion	31	91
Other liabilities	1,378	1,644

Total liabilities	60,087	58,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,480,126 and 34,143,148 shares issued at June 30, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	234,698	230,788
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(915)	(1,172)
Accumulated deficit	(163,531)	(150,583)

Total stockholders’ equity	69,415	78,196

Total liabilities and stockholders’ equity	$129,502	$136,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$35,528	$35,080	$69,770	$69,733
Professional services and other revenue	3,225	1,880	6,555	3,519

Total revenue	38,753	36,960	76,325	73,252
Cost of revenue: (1) (2)
Cost of subscription and support revenue	13,102	11,675	25,256	23,350
Cost of professional services and other revenue	3,476	1,778	6,540	3,367

Total cost of revenue	16,578	13,453	31,796	26,717

Gross profit	22,175	23,507	44,529	46,535
Operating expenses: (1) (2)
Research and development	8,279	7,255	16,473	14,681
Sales and marketing	15,904	13,976	29,805	26,511
General and administrative	5,876	4,487	11,267	9,064
Merger-related	—	—	—	21

Total operating expenses	30,059	25,718	57,545	50,277

Loss from operations	(7,884)	(2,211)	(13,016)	(3,742)
Other income (expense), net	314	(91)	452	(122)

Loss before income taxes	(7,570)	(2,302)	(12,564)	(3,864)
Provision for income taxes	108	96	187	141

Net loss	$(7,678)	$(2,398)	$(12,751)	$(4,005)

Net loss per share—basic and diluted	$(0.22)	$(0.07)	$(0.37)	$(0.12)

Weighted-average number of common shares used in computing net loss per share	34,247,058	32,794,274	34,152,109	32,759,561

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$89	$68	$191	$110
Cost of professional services and other revenue	59	32	119	89
Research and development	341	181	748	570
Sales and marketing	517	497	1,263	979
General and administrative	680	347	1,155	836
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$508	$1,015	$1,016
Research and development	—	32	11	63
Sales and marketing	166	244	359	470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(7,678)	$(2,398)	$(12,751)	$(4,005)
Other comprehensive income:
Foreign currency translation adjustments	77	(90)	257	(231)

Comprehensive loss	$(7,601)	$(2,488)	$(12,494)	$(4,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(12,751)	$(4,005)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,665	3,985
Stock-based compensation	3,476	2,584
Provision for reserves on accounts receivable	96	165
Changes in assets and liabilities:
Accounts receivable	(1,606)	2,364
Prepaid expenses and other current assets	(2,421)	(1,647)
Other assets	92	(231)
Accounts payable	3,959	881
Accrued expenses	(2,457)	(1,067)
Deferred revenue	1,233	1,980

Net cash (used in) provided by operating activities	(6,714)	5,009
Investing activities
Cash paid for purchase of intangible asset	—	(300)
Purchases of property and equipment, net of returns	(650)	(1,026)
Capitalized internal-use software costs	(1,149)	(1,677)

Net cash used in investing activities	(1,799)	(3,003)
Financing activities
Proceeds from exercise of stock options	277	188
Payments of withholding tax on RSU vesting	(118)	(108)
Proceeds from equipment financing	—	604
Payments on equipment financing	(152)	(122)
Payments under capital lease obligation	(278)	(461)

Net cash (used in) provided by financing activities	(271)	101
Effect of exchange rate changes on cash and cash equivalents	322	450

Net (decrease) increase in cash and cash equivalents	(8,462)	2,557
Cash and cash equivalents at beginning of period	36,813	27,637

Cash and cash equivalents at end of period	$28,351	$30,194

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2017, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2017 and 2016. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed, except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation, which is discussed further in Note 7.

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

At June 30, 2017 and December 31, 2016, no individual customer accounted for 10% or more of net accounts receivable. For the three and six months ended June 30, 2017 and 2016, no individual customer accounted for 10% or more of total revenue.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at June 30, 2017 or December 31, 2016.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of June 30, 2017 consist of the following:

	June 30, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,434	$15,434	$15,434
Money market funds	Demand	12,917	12,917	12,917

Total cash and cash equivalents		$28,351	$28,351	$28,351

Cash and cash equivalents as of December 31, 2016 consist of the following:

	December 31, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$23,942	$23,942	$23,942
Money market funds	Demand	12,871	12,871	12,871

Total cash and cash equivalents		$36,813	$36,813	$36,813

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options outstanding	4,117	4,525	4,147	4,554
Restricted stock units outstanding	1,857	1,552	1,860	1,530
Warrants	—	28	—	28

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,917	$—	$—	$12,917

Total assets	$12,917	$—	$—	$12,917

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,871	$—	$—	$12,871

Total assets	$12,871	$—	$—	$12,871

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected life in years	5.6	5.7	6.0	6.0
Risk-free interest rate	1.80%	1.44%	2.04%	1.53%
Volatility	42%	45%	43%	45%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$2.45	$2.64	$3.13	$2.66

The Company recorded stock-based compensation expense of $1,686 and $1,125 for the three months ended June 30, 2017 and 2016, respectively, and $3,476 and $2,584 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $17,030 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.21 years.

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

The following is a summary of the status of the Company’s stock options as of June 30, 2017 and the stock option activity during the six months ended June 30, 2017.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	4,150,584	$7.17
Granted	221,452	7.15
Exercised	(174,894)	1.59		$1,095
Canceled	(145,090)	8.22

Outstanding at June 30, 2017	4,052,052	$7.37	6.92	$2,388

Exercisable at June 30, 2017	2,020,833	$7.12	5.40	$2,144

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2017 of $6.20 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2016	1,902,577	$7.84
Granted	212,395	7.58
Vested and issued	(162,084)	6.90
Canceled	(140,041)	7.84

Unvested by June 30, 2017	1,812,847	$7.86

8. Income Taxes

For the three months ended June 30, 2017 and 2016, the Company recorded income tax expense of $108 and $96, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $187 and $141, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2017 and December 31, 2016. Based on the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of June 30, 2017 and December 31, 2016. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming the Company, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint, subsequently amended twice by the plaintiff, alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using our technology. The amended complaint seeks actual and statutory damages, costs and injunctive relief. The defendants filed two separate motions to dismiss, both of which were granted and resulted in a narrowing of the claims in the amended complaint. The Company answered the amended complaint on April 21, 2017. On May 22, 2017, the plaintiff dismissed the case with prejudice; Brightcove did not incur a loss as a result of this matter.

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against Brightcove are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin Brightcove and the two individuals from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was taken. On June 16, 2017, Brightcove filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2017, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of June 30, 2017. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of June 30, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $181 as of June 30, 2017.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
North America	$22,080	$22,627	$45,479	$45,667
Europe	6,113	6,354	12,080	12,431
Japan	4,518	3,738	8,287	7,204
Asia Pacific	5,906	3,960	10,127	7,359
Other	136	281	352	591

Total revenue	$38,753	$36,960	$76,325	$73,252

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $20,585 and $21,160 during the three months ended June 30, 2017 and 2016, respectively, and $42,613 and $30,430 during the six months ended June 30, 2017 and 2016, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, property and equipment at locations outside the U.S. was not material.

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

The Company intends to adopt ASU 2014-09 on January 1, 2018. The Company has elected to apply the modified retrospective method of adoption.

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

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public companies for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The adoption of ASU 2016-18 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove Once, or Once, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Perform, or Perform, is a cloud-based service for creating and managing video player experiences. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Lift, or Lift, is a solution designed to defeat ad blockers, optimize ad delivery and deliver a premium TV-like viewing experience across connected platforms. Brightcove OTT Flow, powered by Accedo, or OTT Flow, is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

Our philosophy for the next few years will continue to be to invest in our product strategy and development, sales, and go-to-market activities to support our long-term revenue growth. We believe these investments will help us address some of the challenges facing our business such as demand for our products by existing and potential customers, rapid technological change in our industry, increased competition and resulting price sensitivity. These investments include support for the expansion of our infrastructure within our hosting facilities, the hiring of additional technical and sales personnel, the innovation of new features for existing products and the development of new products. We believe this strategy will help us retain our existing customers, increase our average annual subscription revenue per premium customer and lead to the acquisition of new customers. Additionally, we believe customer growth will enable us to achieve economies of scale which will reduce our cost of goods sold, research and development and general and administrative expenses as a percentage of total revenue.

As of June 30, 2017, we had 513 employees and 4,304 customers, of which 2,225 used our volume offerings and 2,079 used our premium offerings. As of June 30, 2016, we had 450 employees and 4,774 customers, of which 2,848 used our volume offerings and 1,926 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $73.3 million in the six months ended June 30, 2016 to $76.3 million in the six months ended June 30, 2017, primarily related to an increase in revenue from professional services engagements. Our consolidated net loss was $12.8 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. Included in consolidated net loss for the six months ended June 30, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.4 million, respectively. Included in consolidated net loss for the six months ended June 30, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $2.6 million and $1.5 million, respectively.

For the six months ended June 30, 2017 and 2016, our revenue derived from customers located outside North America was 40% and 38%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of June 30, 2017, we had 4,304 customers, of which 2,225 used our volume offerings and 2,079 used our premium offerings. As of June 30, 2016, we had 4,774 customers, of which 2,848 used our volume offerings and 1,926 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased since 2013 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2017 as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. The recurring dollar retention rate decreased from 96% during the six months ended June 30, 2016 to 88% during the six months ended June 30, 2017. The decrease is primarily due to the loss of certain customers as well as a reduction in contract value, based on certain commodity elements being repriced within our media market.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. We began selling our Starter edition to customers in the second quarter of 2016. We consider Starter to be a premium offering and thus include Starter customers as premium customers. Our Starter edition has a price point of $199 or $499 per month, and as of the first quarter of 2017, sales of our Starter edition have reached such a level that we have determined that the overall average annual subscription revenue per premium customer is a more meaningful metric if we exclude revenue from Starter edition customers. As such, we now disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2017	2016
Customers (at period end)
Volume	2,225	2,848
Premium	2,079	1,926

Total customers (at period end)	4,304	4,774

Recurring dollar retention rate	88%	96%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$68.9	$69.9
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$5.1	$2.6

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment and IP-restricted players. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content (which includes storage). We also offer gold support or platinum support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the value of our software, as well as the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We believe that our bundled pricing approach has made it easier for our customers to purchase all of the elements required to manage, store and deliver their video assets to their viewers. Pricing for some of the non-software elements of our products, however—such as bandwidth and managed content (primarily storage)—has been subject to moderate but consistent pricing pressure as a result of competition among bandwidth and cloud infrastructure providers. This pricing pressure has not historically had a meaningful impact on our results of operations. During the six months ended June 30, 2017, we experienced an unexpected, significant increase in the impact of the price competition among bandwidth and cloud infrastructure providers in the markets for these increasingly commoditized non-software services. As a result, our recurring dollar retention rate decreased in the six months ended June 30, 2017. We have taken steps to reduce the portion of our revenue that is subject to such pricing pressure by bringing new solutions, such as Dynamic Delivery (formerly known as Bolt), to market. We believe that these new solutions increase the value of our software platform to customers and allow us to retain a larger portion of the customers’ total contract value while reducing the revenue related to non-software elements. However, as a result of the impact of the commoditization of the non-software elements, we now expect that our subscription revenue growth rate will be impacted through the first quarter of 2018.

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

Cost of revenue increased in absolute dollars from the first six months of 2016 to the first six months of 2017. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents, foreign exchange gains and losses and interest expense payable on our debt.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at June 30, 2017, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2017 and 2016, we recorded $1.7 million and $1.1 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2017 and 2016, we recorded $3.5 million and $2.6 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2017 and 2016, 47% and 43%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2017 and 2016, 44% and 42%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2017 and 2016, 29% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During each of the six months ended June 30, 2017 and 2016, 28% of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$35,528	$35,080	$69,770	$69,733
Professional services and other revenue	3,225	1,880	6,555	3,519

Total revenue	38,753	36,960	76,325	73,252
Cost of revenue:
Cost of subscription and support revenue	13,102	11,675	25,256	23,350
Cost of professional services and other revenue	3,476	1,778	6,540	3,367

Total cost of revenue	16,578	13,453	31,796	26,717

Gross profit	22,175	23,507	44,529	46,535
Operating expenses:
Research and development	8,279	7,255	16,473	14,681
Sales and marketing	15,904	13,976	29,805	26,511
General and administrative	5,876	4,487	11,267	9,064
Merger-related	—	—	—	21

Total operating expenses	30,059	25,718	57,545	50,277

Loss from operations	(7,884)	(2,211)	(13,016)	(3,742)
Other income (expense), net	314	(91)	452	(122)

Loss before income taxes	(7,570)	(2,302)	(12,564)	(3,864)
Provision for income taxes	108	96	187	141

Net loss	$(7,678)	$(2,398)	$(12,751)	$(4,005)

Net loss per share — basic and diluted	$(0.22)	$(0.07)	$(0.37)	$(0.12)

Weighted-average number of common shares used in computing net loss per share	34,247,058	32,794,274	34,152,109	32,759,561

Overview of Results of Operations for the Three Months Ended June 30, 2017 and 2016

Total revenue increased by $1.8 million, or 5%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an increase in professional services and other revenue of 72%, or $1.3 million, and an increase in subscription and support revenue of 1%, or $448,000. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the three months ended June 30, 2017 compared to the corresponding quarter in the prior year. The increase in subscription and support revenue was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increases are offset by the loss of a major customer, during the first quarter of 2017, and a $623,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2016. In addition, our revenue from premium offerings grew by $2.2 million, or 6%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit decreased by $1.3 million, or 6%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases in the cost of subscription and support revenue and the cost of professional services revenue without corresponding increases in revenue. Cost of subscription and support revenue increased due to additional costs incurred in order to support the launch of a major customer. Cost of professional services revenue increased due to a higher level of contractor costs during the three months ended June 30, 2017 compared to that of the three months ended June 30, 2016. Our ability to improve our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was

$7.9 million in the three months ended June 30, 2017 compared to $2.2 million in the three months ended June 30, 2016. Loss from operations in the three months ended June 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $674,000, respectively. Loss from operations in the three months ended June 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $1.1 million and $784,000, respectively. In future periods, we expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2017, we had $28.4 million of unrestricted cash and cash equivalents, a decrease of $8.4 million from $36.8 million at December 31, 2016, due primarily to $6.7 million of cash used in operating activities, $1.1 million in capitalized internal-use software costs, and $650,000 in capital expenditures. There were also cash outflows of $278,000 in payments under capital lease obligations, $152,000 for payments on equipment financing and $118,000 in payments of withholding tax on RSU vesting.

Revenue

	Three Months Ended June 30,
	2017		2016		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$37,295	96%	$35,073	95%	$2,222	6%
Volume	1,458	4	1,887	5	(429)	(23)

Total	$38,753	100%	$36,960	100%	$1,793	5%

During the three months ended June 30, 2017, revenue increased by $1.8 million, or 5%, compared to the three months ended June 30, 2016, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $2.2 million, or 6%, is partially the result of an 8% increase in the number of premium customers from 1,926 at June 30, 2016 to 2,079 at June 30, 2017, in addition to a $1.3 million, or 72%, increase in professional services revenue. The increases are offset in part by the loss of a major customer and a $623,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2016. In the three months ended June 30, 2017, volume revenue decreased by $429,000, or 23%, compared to the three months ended June 30, 2016, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2017		2016		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$35,528	92%	$35,080	95%	$448	1%
Professional services and other	3,225	8	1,880	5	1,345	72

Total	$38,753	100%	$36,960	100%	$1,793	5%

In the three months ended June 30, 2017, subscription and support revenue increased by $448,000, or 1%, compared to the three months ended June 30, 2016. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. These increases are offset in part by the loss of a major customer and a $623,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2017. In addition, professional services and other revenue increased by $1.3 million, or 72%, primarily related to the size and number of professional services engagements during the three months ended June 30, 2017 compared to the corresponding quarter in the prior year. During the three months ended June 30, 2017, the increase in professional services revenue was primarily related to an increase in OTT application development projects. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2017		2016		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$22,080	57%	$22,627	61%	$(547)	(2)%

Europe	6,113	16	6,354	17	(241)	(4)
Japan	4,518	12	3,738	10	780	21
Asia Pacific	5,906	15	3,960	11	1,946	49
Other	136	0	281	1	(145)	(52)

International subtotal	16,673	43	14,333	39	2,340	16

Total	$38,753	100%	$36,960	100%	$1,793	5%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2017, total revenue for North America decreased $547,000, or 2%, compared to the three months ended June 30, 2016. The reduction in revenue for North America is primarily related to the loss of a major customer in the first quarter of 2017 partially offset by increases in sales to new and existing customers. In the three months ended June 30, 2017, total revenue outside of North America increased $2.3 million, or 16%, compared to the three months ended June 30, 2016. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan. The increase in revenue from Asia Pacific and Japan is primarily related to an increase in revenue from professional services engagements related to OTT application development. These increases were partially offset by a $623,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended June 30, 2016.

Cost of Revenue

	Three Months Ended June 30,
	2017		2016		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$13,102	37%	$11,675	33%	$1,427	12%
Professional services and other	3,476	108	1,778	95	1,698	96

Total	$16,578	43%	$13,453	36%	$3,125	23%

In the three months ended June 30, 2017, cost of subscription and support revenue increased $1.4 million, or 12%, compared to the three months ended June 30, 2016. The increase resulted primarily from increases in content delivery network, depreciation of capitalized software and maintenance expenses of $949,000, $394,000, and $148,000, respectively. There were also increases in partner commissions and contractor expenses of $113,000 and $103,000 respectively. These increases were partially offset by a decrease in depreciation expense of $291,000.

In the three months ended June 30, 2017, cost of professional services and other revenue increased $1.7 million, or 96%, compared to the three months ended June 30, 2016. This increase corresponds to the increase in professional services revenue and resulted primarily from increases in contractor and employee-related expenses of $1.1 million and $375,000, respectively.

Gross Profit

	Three Months Ended June 30,
	2017		2016		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$22,426	63%	$23,405	67%	$(979)	(4)%
Professional services and other	(251)	(8)	102	5	(353)	(346)

Total	$22,175	57%	$23,507	64%	$(1,332)	(6)%

The overall gross profit percentage was 57% and 64% for the three months ended June 30, 2017 and 2016, respectively. The decrease is primarily due to a shift in the mix of revenue as there was an increase in revenue from professional services engagements, which has a lower gross margin than subscription and support revenue. Subscription and support gross profit decreased $979,000, or 4%, compared to the three months ended June 30, 2016 due to additional costs incurred in order to support the launch of a major customer. Professional services and other gross profit decreased $353,000, or 346% compared to the three months ended June 30, 2016 due to the increase in mix of contractor expenses versus internal expenses in order to support various professional services projects. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2017		2016		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,279	21%	$7,255	10%	$1,024	14%
Sales and marketing	15,904	41	13,976	19	1,928	14
General and administrative	5,876	15	4,487	6	1,389	31

Total	$30,059	78%	$25,718	35%	$4,341	17%

Research and Development. In the three months ended June 30, 2017, research and development expense increased by $1.0 million, or 14%, compared to the three months ended June 30, 2016 primarily due to increases in employee-related and stock-based compensation expenses of $947,000 and $160,000 respectively, offset by a decrease in recruiting and relocation expense of $116,000. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended June 30, 2017, sales and marketing expense increased by $1.9 million, or 14%, compared to the three months ended June 30, 2016 primarily due to employee-related expense, marketing programs, and commission expense of $1.0 million, $575,000 and $261,000 respectively. There were also increases in computer maintenance and support and travel expenses of $123,000 and $114,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended June 30, 2017, general and administrative expense increased by $1.4 million, or 31%, compared to the three months ended June 30, 2016 primarily due to increases in outside legal fees, stock-based compensation, and employee-related expenses of $455,000, $333,000 and $331,000 respectively. There were also increases in travel and contractor expenses of $109,000, and $104,000 respectively. These increases were offset by a decrease in bad debt expense of $202,000. In future periods, we expect general and administrative expense to remain relatively unchanged.

Other Income (Expense), Net

	Three Months Ended June 30,
	2017		2016		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$32	—%	$24	—%	$8	33%
Interest expense	(7)	—	(17)	—	10	(59)
Other income (expense), net	289	1	(98)	—	387	(395)

Total	$314	1	$(91)	—%	$405	(445)%

In the three months ended June 30, 2017, interest income, net, increased by $8,000, or 33%, compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the three months ended June 30, 2017 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other income (expense), net during the three months ended June 30, 2017 was primarily due to foreign currency exchange gains recorded during the three months ended June 30, 2017 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Three Months Ended June 30,
	2017		2016		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$108	—%	$96	—%	$12	13%

In the three months ended June 30, 2017 and 2016, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Six Months Ended June 30, 2017 and 2016

Total revenue increased by $3.1 million, or 4%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in professional services and other revenue of 86%, or $3.0 million. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the six months ended June 30, 2017, compared to the corresponding period in the prior year. Subscription and support revenue remained relatively unchanged during the six months ended June 30, 2017, compared to the corresponding period in the prior year. In addition, our revenue from premium offerings grew by $4.0 million, or 6%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016 primarily due to an 8% increase in the number of premium customers from 1,926 at June 30, 2016 to 2,079 at June 30, 2017. These increases are offset by a $1.4 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2016.

Our gross profit decreased by $2.0 million, or 4%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increases in the cost of subscription and support revenue and the cost of professional services revenue without corresponding increases in revenue. Cost of subscription and support revenue increased due to additional costs incurred in order to support the launch of a major customer. Cost of professional services revenue increased due to a higher level of contractor costs during the six months ended June 30, 2017 compared to that of the six months ended June 30, 2016. Our ability to improve our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $13.0 million in the six months ended June 30, 2017 compared to $3.7 million in the six months ended June 30, 2016. Loss from operations in the six months ended June 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.4 million, respectively. Loss from operations in the six months ended June 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $2.6 million and $1.5 million, respectively.

Revenue

	Six Months Ended June 30,
	2017		2016		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$73,357	96%	$69,381	95%	$3,976	6%
Volume	2,968	4	3,871	5	(903)	(23)

Total	$76,325	100%	$73,252	100%	$3,073	4%

During the six months ended June 30, 2017, revenue increased by $3.1 million, or 4%, compared to the six months ended June 30, 2016, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $4.0 million, or 6%, is partially the result of an 8% increase in the number of premium customers from 1,926 at June 30, 2016 to 2,079 at June 30, 2017, in addition to a $3.0 million, or 86%, increase in professional services revenue. The increases are offset by the loss of a major customer and a $1.4 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2016. In the six months ended June 30, 2017, volume revenue decreased by $903,000, or 23%, compared to the six months ended June 30, 2016, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2017		2016		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$69,770	91%	$69,733	95%	$37	0%
Professional services and other	6,555	9	3,519	5	3,036	86

Total	$76,325	100%	$73,252	100%	$3,073	4%

In the six months ended June 30, 2017, subscription and support revenue was relatively unchanged compared to the six months ended June 30, 2016. In addition, professional services and other revenue increased by $3.0 million, or 86%, primarily related to the size and number of professional services engagements during the six months ended June 30, 2017 compared to the corresponding quarter in the prior year. During the six months ended June 30, 2017, the increase in professional services revenue was primarily related to an increase in OTT application development projects.

	Six Months Ended June 30,
	2017		2016		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$45,479	60%	$45,667	62%	$(188)	0%

Europe	12,080	16	12,431	17	(351)	(3)
Japan	8,287	11	7,204	10	1,083	15
Asia Pacific	10,127	13	7,359	10	2,768	38
Other	352	—	591	1	(239)	(40)

International subtotal	30,846	40	27,585	38	3,261	12

Total	$76,325	100%	$73,252	100%	$3,073	4%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2017, total revenue for North America decreased $188,000, compared to the six months ended June 30, 2016. The reduction in revenue for North America is primarily related to the loss of a major customer in the first quarter of 2017 partially offset by increases in sales to new and existing customers. In the six months ended June 30, 2017, total revenue outside of North America increased $3.3 million, or 12%, compared to the six months ended June 30, 2016. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan. The increase in revenue from Asia Pacific and Japan is primarily related to an increase in revenue from professional services engagements related to OTT application development. These increases were partially offset by a $1.4 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the six months ended June 30, 2016.

Cost of Revenue

	Six Months Ended June 30,
	2017		2016		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$25,256	36%	$23,350	33%	$1,906	8%
Professional services and other	6,540	100	3,367	96	3,173	94

Total	$31,796	42%	$26,717	36%	$5,079	19%

In the six months ended June 30, 2017, cost of subscription and support revenue increased $1.9 million, or 8%, compared to the six months ended June 30, 2016. The increase resulted primarily from increases in content delivery network, amortization and network hosting expenses of $981,000, $501,000, and $355,000, respectively. There were also increases in partner commissions, maintenance and employee-related expenses of $270,000, $204,000, and $190,000, respectively. These increases were partially offset by decreases in depreciation and bandwidth expenses of $651,000 and $117,000 respectively.

In the six months ended June 30, 2017, cost of professional services and other revenue increased $3.2 million, or 94%, compared to the six months ended June 30, 2016. This increase corresponds to the increase in professional services revenue and resulted primarily from increases in contractor, employee-related and travel expenses of $2.1 million, $755,000, and $113,000 respectively.

Gross Profit

	Six Months Ended June 30,
	2017		2016		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$44,514	64%	$46,383	67%	$(1,869)	(4)%
Professional services and other	15	0	152	4	(137)	(90)

Total	$44,529	58%	$46,535	64%	$(2,006)	(4)%

The overall gross profit percentage was 58% and 64% for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily due to a shift in the mix of revenue as there was an increase in revenue from professional services engagements, which has a lower gross margin than subscription and support revenue. Subscription and support gross profit decreased $1.9 million, or 4%, compared to the six months ended June 30, 2016 due to additional costs incurred in order to support the launch of a major customer. In addition, professional services and other gross profit decreased $137,000, or 90% compared to the six months ended June 30, 2016 due to the increase in mix of contractor expenses versus internal expenses in order to support various professional services projects.

Operating Expenses

	Six Months Ended June 30,
	2017		2016		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$16,473	22%	$14,681	20%	$1,792	12%
Sales and marketing	29,805	39	26,511	36	3,294	12
General and administrative	11,267	15	9,064	12	2,203	24
Merger-related	—	—	21	—	(21)	(100)

Total	$57,545	75%	$50,277	69%	$7,268	14%

Research and Development. In the six months ended June 30, 2017, research and development expense increased by $1.8 million, or 12%, compared to the six months ended June 30, 2016 primarily due to increases in employee-related, contractor, stock-based compensation and maintenance expenses of $1.6 million, $228,000, $179,000, and $145,000 respectively. These increases were partially offset by a decrease in recruiting expense of $216,000.

Sales and Marketing. In the six months ended June 30, 2017, sales and marketing expense increased by $3.3 million, or 12%, compared to the six months ended June 30, 2016 primarily due to employee-related, marketing programs, and commission expenses of $1.7 million, $603,000 and $394,000 respectively. There were also increases in travel, stock-based compensation, and computer maintenance and support expenses of $372,000, $284,000, and $261,000 respectively. These increases were partially offset by decreases in contractor, intangible amortization and recruiting and relocation expenses of $241,000, $111,000, and $104,000 respectively.

General and Administrative. In the six months ended June 30, 2017, general and administrative expense increased by $2.2 million, or 24%, compared to the six months ended June 30, 2016 primarily due to increases in outside legal fees, employee-related expense and stock-based compensation expense of $806,000, $652,000 and $319,000, respectively. There were also increases in travel, commission, and computer maintenance and support expenses of $153,000, $142,000, and $114,000 respectively.

Merger-related. In the six months ended June 30, 2016, merger-related expenses of $21,000 related to costs associated with the retention of certain employees of Unicorn. No such expense was incurred during the six months ended June 30, 2017.

Other Income (Expense), Net

	Six Months Ended June 30,
	2017		2016		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$62	—%	$50	—%	$12	24%
Interest expense	(17)	—	(36)	—	19	(53)
Other income (expense), net	407	1	(136)	—	543	(399)

Total	$452	1	$(122)	—%	$574	(470)%

In the six months ended June 30, 2017, interest income, net, increased by $12,000, or 24%, compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the six months ended June 30, 2017 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other income (expense), net during the six months ended June 30, 2017 was primarily due to foreign currency exchange gains recorded during the six months ended June 30, 2017 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Six Months Ended June 30,
	2017		2016		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$187	—%	$141	—%	$46	33%

In the six months ended June 30, 2017 and 2016, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2017	2016
	(in thousands)
Purchases of property and equipment	$(650)	$(1,026)
Depreciation and amortization	3,665	3,985
Cash flows (used in) provided by operating activities	(6,714)	5,009
Cash flows used in investing activities	(1,799)	(3,003)
Cash flows (used in) provided by financing activities	(271)	101

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2017 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2017 and December 31, 2016, we had $8.3 million and $5.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 54 days at June 30, 2017 and 53 days at December 31, 2016.

Cash flows (used in) provided by operating activities.

Cash (used in) provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the six months ended June 30, 2017 was $6.7 million. The cash flow used in operating activities resulted from net losses of $12.8 million and changes in our operating assets and liabilities of $1.2 million, partially offset by net non-cash charges of $7.3 million. Uses of cash included a decrease in accrued expense of $2.5 million and increases in prepaid expenses and accounts receivable of $2.4 million and $1.6 million, respectively. These outflows were offset in part by increases in accounts payable and deferred revenue of $4.0 million and $1.2 million, respectively. Net non-cash expenses consisted primarily of $3.7 million for depreciation and amortization expense and $3.5 million for stock-based compensation expense.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2017 was $1.8 million consisting primarily of $1.1 million for the capitalization of internal-use software costs and $650,000 in capital expenditures to support the business.

Cash flows (used in) provided by financing activities.

Cash (used in) provided by financing activities for the six months ended June 30, 2017 was $271,000, consisting of payments under capital lease obligation, equipment financing and withholding tax on RSU vesting of $278,000, $152,000 and $118,000, respectively, offset in part by the proceeds received on the exercise of common stock options of $277,000.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of June 30, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $181,000 as of June 30, 2017.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2017 and December 31, 2016.

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

Our contractual obligations as of December 31, 2016 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the obligations outlined in our Annual Report on Form 10-K, we entered into an agreement with a non-cancelable commitment in January 2017, primarily for content delivery and network storage service, with obligations of $15.8 million through December 31, 2018. As of June 30, 2017, our obligation was $8.3 million in connection with this agreement. In July 2017, we also entered into an agreement with a non-cancelable commitment effective July 1, 2017, primarily for content delivery and network storage service, with obligations of $2.5 million through September 30, 2018.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Anticipated Cash Flows

We expect to incur significant operating costs, particularly related to service delivery costs, sales and marketing and research and development, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenue and our ability to manage infrastructure costs.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2017	2016
Revenues generated in locations outside the United States	47%	43%
Revenues in currencies other than the United States dollar (1)	29%	28%
Expenses in currencies other than the United States dollar (1)	14%	15%

	Six Months Ended June 30,
	2017	2016
Revenues generated in locations outside the United States	44%	42%
Revenues in currencies other than the United States dollar (1)	28%	28%
Expenses in currencies other than the United States dollar (1)	14%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Revenues	Expenses	Revenues	Expenses
Euro	6%	2%	7%	2%
British pound	7	5	7	6
Japanese Yen	11	3	10	4
Other	5	4	4	3

Total	29%	14%	28%	15%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	7%	2%
British pound	7	5	7	6
Japanese Yen	10	4	10	4
Other	5	4	4	3

Total	28%	14%	28%	15%

As of June 30, 2017 and December 31, 2016, we had $7.0 million and $5.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro, British pound and Japanese yen, primarily because our European and Japanese operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at June 30, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.2 million, decreased expenses by $1.3 million and decreased operating income by $877,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2017 and 2016.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $28.4 million at June 30, 2017. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $7,000 and $17,000 of interest expense during the three months ended June 30, 2017 and 2016, respectively, and $17,000 and $36,000 of interest expense during the six months ended June 30, 2017 and 2016, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On July 8, 2016, a complaint was filed by Brand Technologies, Inc. naming us, along with several others, as a defendant in a case alleging copyright infringement, violations of the Lanham Act, unfair competition and related claims (Brand Technologies, Inc. v. Cox Enterprises, Inc., et al., United States District Court for the Central District of California). The complaint, subsequently amended twice by the plaintiff, alleges that Cox Media Group (CMG) engaged in the unlicensed provision of copyrighted videos owned by the plaintiff on CMG websites by using our technology. The amended complaint seeks actual and statutory damages, costs and injunctive relief. The defendants filed two separate motions to dismiss, both of which were granted and resulted in a narrowing of the claims in the amended complaint. We answered the amended complaint on April 21, 2017. On May 22, 2017, the plaintiff dismissed the case with prejudice; Brightcove did not incur a loss as a result of this matter.

On May 22, 2017, a lawsuit was filed against us and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against us are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin us and the two individuals from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was taken. On June 16, 2017, we filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, under the heading “Part II — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

There have been no material changes to the information set forth in Part I. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, except for the additional risk factor set forth below:

If we do not successfully manage the transition associated with the resignation of our former Chief Executive Officer (“CEO”) and the appointment of a new CEO, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

David Mendels resigned from his position as the Company’s CEO and resigned from the Board effective July 24, 2017. Andrew Feinberg, the Company’s President of Chief Operations Officer, is serving as the Company’s acting CEO. The Board has an active search process underway to select the next CEO from internal and external candidates. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain other key employees.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that our acting Chief Executive Officer, Andrew Feinberg, has entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: July 26, 2017	By:	/s/ Andrew Feinberg
Andrew Feinberg
Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2017	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)