Form 10-Q
period 2017-09-30
BRIGHTCOVE INC
filed 2017-10-26
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2017 there were 34,632,678 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$22,056	$36,813
Accounts receivable, net of allowance of $134 and $154 at September 30, 2017 and December 31, 2016, respectively	26,296	21,575
Prepaid expenses	4,174	3,729
Other current assets	2,938	2,168

Total current assets	55,464	64,285
Property and equipment, net	9,005	9,264
Intangible assets, net	8,910	10,970
Goodwill	50,776	50,776
Deferred tax asset	123	121
Other assets	931	1,008

Total assets	$125,209	$136,424

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,635	$5,327
Accrued expenses	13,319	15,705
Capital lease liability	334	489
Equipment financing	104	307
Deferred revenue	37,376	34,665

Total current liabilities	57,768	56,493
Deferred revenue, net of current portion	166	91
Other liabilities	1,253	1,644

Total liabilities	59,187	58,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,757,289 and 34,143,148 shares issued at September 30, 2017 and December 31, 2016, respectively	35	34
Additional paid-in capital	236,628	230,788
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(843)	(1,172)
Accumulated deficit	(168,927)	(150,583)

Total stockholders’ equity	66,022	78,196

Total liabilities and stockholders’ equity	$125,209	$136,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$36,496	$36,203	$106,266	$105,936
Professional services and other revenue	2,991	2,186	9,546	5,705

Total revenue	39,487	38,389	115,812	111,641
Cost of revenue: (1) (2)
Cost of subscription and support revenue	12,924	11,691	38,180	35,041
Cost of professional services and other revenue	3,580	2,086	10,120	5,453

Total cost of revenue	16,504	13,777	48,300	40,494

Gross profit	22,983	24,612	67,512	71,147
Operating expenses: (1) (2)
Research and development	7,820	7,704	24,293	22,385
Sales and marketing	14,551	13,334	44,356	39,845
General and administrative	5,961	5,126	17,228	14,190
Merger-related	—	—	—	21

Total operating expenses	28,332	26,164	85,877	76,441

Loss from operations	(5,349)	(1,552)	(18,365)	(5,294)
Other income (expense), net	71	(5)	523	(127)

Loss before income taxes	(5,278)	(1,557)	(17,842)	(5,421)
Provision for income taxes	118	61	305	202

Net loss	$(5,396)	$(1,618)	$(18,147)	$(5,623)

Net loss per share - basic and diluted	$(0.16)	$(0.05)	$(0.53)	$(0.17)

Weighted-average number of common shares used in computing net loss per share	34,500,868	33,345,161	34,269,639	32,956,186

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$117	$94	$308	$204
Cost of professional services and other revenue	70	69	189	158
Research and development	384	372	1,132	942
Sales and marketing	690	651	1,953	1,630
General and administrative	557	495	1,712	1,331
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$507	$1,523	$1,523
Research and development	—	32	11	95
Sales and marketing	166	245	525	715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(5,396)	$(1,618)	$(18,147)	$(5,623)
Other comprehensive income:
Foreign currency translation adjustments	72	(13)	329	(244)

Comprehensive loss	$(5,324)	$(1,631)	$(17,818)	$(5,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(18,147)	$(5,623)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,607	5,901
Stock-based compensation	5,294	4,265
Provision for reserves on accounts receivable	152	233
Changes in assets and liabilities:
Accounts receivable	(4,816)	(1,441)
Prepaid expenses and other current assets	(1,660)	(1,720)
Other assets	94	(200)
Accounts payable	2,021	(17)
Accrued expenses	(2,874)	1,953
Deferred revenue	2,677	4,278

Net cash (used in) provided by operating activities	(11,652)	7,629
Investing activities
Cash paid for purchase of intangible asset	—	(300)
Purchases of property and equipment, net of returns	(990)	(1,194)
Capitalized internal-use software costs	(2,091)	(2,940)

Net cash used in investing activities	(3,081)	(4,434)
Financing activities
Proceeds from exercise of stock options	379	4,392
Payments of withholding tax on RSU vesting	(175)	(216)
Proceeds from equipment financing	—	604
Payments on equipment financing	(229)	(196)
Payments under capital lease obligation	(383)	(682)

Net cash (used in) provided by financing activities	(408)	3,902
Effect of exchange rate changes on cash and cash equivalents	384	458

Net (decrease) increase in cash and cash equivalents	(14,757)	7,555
Cash and cash equivalents at beginning of period	36,813	27,637

Cash and cash equivalents at end of period	$22,056	$35,192

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2017, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2017 and 2016. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed, except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation, which is discussed further in Note 7.

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

At September 30, 2017 and December 31, 2016, no individual customer accounted for 10% or more of net accounts receivable. For the three and nine months ended September 30, 2017 and 2016, no individual customer accounted for 10% or more of total revenue.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at September 30, 2017 or December 31, 2016.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of September 30, 2017 consist of the following:

	September 30, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$13,916	$13,916	$13,916
Money market funds	Demand	8,140	8,140	8,140

Total cash and cash equivalents		$22,056	$22,056	$22,056

Cash and cash equivalents as of December 31, 2016 consist of the following:

	December 31, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$23,942	$23,942	$23,942
Money market funds	Demand	12,871	12,871	12,871

Total cash and cash equivalents		$36,813	$36,813	$36,813

5. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options outstanding	4,106	4,152	4,134	4,419
Restricted stock units outstanding	2,111	1,752	1,945	1,604
Warrants	—	21	—	26

6. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,140	$—	$—	$8,140

Total assets	$8,140	$—	$—	$8,140

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,871	$—	$—	$12,871

Total assets	$12,871	$—	$—	$12,871

7. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life in years	6.2	6.2	6.1	6.1
Risk-free interest rate	2.11%	1.35%	2.08%	1.41%
Volatility	42%	45%	42%	45%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$3.03	$4.98	$3.07	$4.17

The Company recorded stock-based compensation expense of $1,818 and $1,681 for the three months ended September 30, 2017 and 2016, respectively, and $5,294 and $4,265 for the nine months ended September 30, 2017 and 2016, respectively. In July 2017, the Company entered into a separation agreement with its former Chief Executive Officer (“CEO”), which accelerated the vesting schedule of certain existing stock-based awards held by the CEO. The incremental stock-based compensation expense as a result of the modification of these stock-based awards was $186 for the three months ended September 30, 2017. Further, the vesting schedule of certain other stock-based awards held by the CEO accelerates upon a change in control of the Company on or prior to December 31, 2017, which would result in an additional $220 of stock-based compensation expense upon such change in control. As of September 30, 2017, there was $20,389 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.26 years.

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

The following is a summary of the status of the Company’s stock options as of September 30, 2017 and the stock option activity during the nine months ended September 30, 2017.

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	4,150,584	$7.17
Granted	472,727	7.00
Exercised	(198,555)	1.91		$1,159
Canceled	(270,498)	8.42

Outstanding at September 30, 2017	4,154,258	$7.32	6.48	$4,182

Exercisable at September 30, 2017	2,275,052	$7.22	4.93	$3,212

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2017 of $7.20 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2016	1,902,577	$7.84
Granted	1,154,473	6.91
Vested and issued	(415,586)	7.64
Canceled	(229,030)	8.02

Unvested by September 30, 2017	2,412,434	$7.40

8. Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded income tax expense of $118 and $61, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $305 and $202, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2017 and

December 31, 2016. Based on the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of September 30, 2017 and December 31, 2016. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

9. Commitments and Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against Brightcove are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin Brightcove from using any of the allegedly misappropriated information or communicating with customers whose information was allegedly taken, and seeking the return of any information that was taken. On June 16, 2017, Brightcove filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court has not ruled on Ooyala’s motion for preliminary injunction. On October 18, 2017, the court granted the parties’ motion to stay the litigation, and the litigation is currently stayed. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2017, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

10. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2017. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $104 as of September 30, 2017.

11. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
North America	$22,726	$23,246	$68,205	$68,913
Europe	6,097	6,412	18,177	18,843
Japan	4,129	4,243	12,416	11,447
Asia Pacific	6,363	4,136	16,490	11,495
Other	172	352	524	943

Total revenue	$39,487	$38,389	$115,812	$111,641

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $21,131 and $21,793 during the three months ended September 30, 2017 and 2016, respectively, and $63,744 and $64,615 during the nine months ended September 30, 2017 and 2016, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, property and equipment at locations outside the U.S. was not material.

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

As of September 30, 2017, we had 506 employees and 4,210 customers, of which 2,097 used our volume offerings and 2,113 used our premium offerings. As of September 30, 2016, we had 471 employees and 4,647 customers, of which 2,666 used our volume offerings and 1,981 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $111.6 million in the nine months ended September 30, 2016 to $115.8 million in the nine months ended September 30, 2017, primarily related to an increase in revenue from professional services engagements and to a lesser extent our subscription-based software as a service. Our consolidated net loss was $18.1 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively. Included in consolidated net loss for the nine months ended September 30, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $5.3 million and $2.1 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.3 million, respectively.

For the nine months ended September 30, 2017 and 2016, our revenue derived from customers located outside North America was 41% and 38%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of September 30, 2017, we had 4,210 customers, of which 2,097 used our volume offerings and 2,113 used our premium offerings. As of September 30, 2016, we had 4,647 customers, of which 2,666 used our volume offerings and 1,981 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased since 2013 primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2017 and beyond as we continue to focus on the market for our premium solutions and adjust Video Cloud Express price levels.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. The recurring dollar retention rate decreased from 97% during the nine months ended September 30, 2016 to 90% during the nine months ended September 30, 2017. The decrease is primarily due to the loss of certain customers as well as a reduction in contract value, based on certain commodity elements being repriced within our media market.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. We began selling our Starter edition to customers in the second quarter of 2016. We consider Starter to be a premium offering and thus include Starter customers as premium customers. Our Starter edition has a price point of $199 or $499 per month, and as of the first quarter of 2017, sales of our Starter edition have reached such a level that we have determined that the overall average annual subscription revenue per premium customer is a more meaningful metric if we exclude revenue from Starter edition customers. As such, we now disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2017	2016
Customers (at period end)
Volume	2,097	2,666
Premium	2,113	1,981

Total customers (at period end)	4,210	4,647

Recurring dollar retention rate	90%	97%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$70.0	$70.0
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$5.0	$4.0

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions, Pro and Enterprise. All Pro and Enterprise editions include functionality to publish and distribute video to Internet-connected devices. The Enterprise edition provides additional features and functionality such as a multi-account environment and IP-restricted players. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, and managed content (which includes storage). We also offer gold support or platinum support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the value of our software, as well as the number of users, accounts and usage, which is comprised of video streams, bandwidth and managed content. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We believe that our bundled pricing approach has made it easier for our customers to purchase all of the elements required to manage, store and deliver their video assets to their viewers. Pricing for some of the non-software elements of our products, however—such as bandwidth and managed content (primarily storage)—has been subject to moderate but consistent pricing pressure as a result of competition among bandwidth and cloud infrastructure providers. This pricing pressure has not historically had a meaningful impact on our results of operations. During the nine months ended September 30, 2017, we experienced an unexpected, significant increase in the impact of the price competition among bandwidth and cloud infrastructure providers in the markets for these increasingly commoditized non-software services. As a result, our recurring dollar retention rate decreased in the nine months ended September 30, 2017. We have taken steps to reduce the portion of our revenue that is subject to such pricing pressure by bringing new solutions, such as Dynamic Delivery (formerly known as Bolt), to market. We believe that these new solutions increase the value of our software platform to customers and allow us to retain a larger portion of the customers’ total contract value while reducing the revenue related to non-software elements. However, as a result of the impact of the commoditization of the non-software elements, we now expect that our subscription revenue growth rate will be impacted through the first quarter of 2018.

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

Cost of revenue increased in absolute dollars from the first nine months of 2016 to the first nine months of 2017. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at September 30, 2017, with the exception of the deferred tax assets related to Brightcove KK.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2017 and 2016, we recorded $1.8 million and $1.7 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2017 and 2016, we recorded $5.3 million and $4.3 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2017 and 2016, 46% and 43%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2017 and 2016, 45% and 42%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2017 and 2016, 28% and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During each of the nine months ended September 30, 2017 and 2016, 28% of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to increase in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$36,496	$36,203	$106,266	$105,936
Professional services and other revenue	2,991	2,186	9,546	5,705

Total revenue	39,487	38,389	115,812	111,641
Cost of revenue:
Cost of subscription and support revenue	12,924	11,691	38,180	35,041
Cost of professional services and other revenue	3,580	2,086	10,120	5,453

Total cost of revenue	16,504	13,777	48,300	40,494

Gross profit	22,983	24,612	67,512	71,147
Operating expenses:
Research and development	7,820	7,704	24,293	22,385
Sales and marketing	14,551	13,334	44,356	39,845
General and administrative	5,961	5,126	17,228	14,190
Merger-related	—	—	—	21

Total operating expenses	28,332	26,164	85,877	76,441

Loss from operations	(5,349)	(1,552)	(18,365)	(5,294)
Other income (expense), net	71	(5)	523	(127)

Loss before income taxes	(5,278)	(1,557)	(17,842)	(5,421)
Provision for income taxes	118	61	305	202

Net loss	$(5,396)	$(1,618)	$(18,147)	$(5,623)

Net loss per share - basic and diluted	$(0.16)	$(0.05)	$(0.53)	$(0.17)

Weighted-average number of common shares used in computing net loss per share	34,500,868	33,345,161	34,269,639	32,956,186

Overview of Results of Operations for the Three Months Ended September 30, 2017 and 2016

Total revenue increased by $1.1 million, or 3%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to an increase in professional services and other revenue of 37%, or $805,000, and an increase in subscription and support revenue of 1%, or $293,000. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the three months ended September 30, 2017 compared to the corresponding quarter in the prior year. The increase in subscription and support revenue was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increases are offset by the loss of a major customer, during the first quarter of 2017, and a $556,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2016. In addition, our revenue from premium offerings grew by $1.6 million, or 4%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit decreased by $1.6 million, or 7%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases in the cost of subscription and support revenue and the cost of professional services revenue without corresponding increases in revenue. Cost of professional services revenue increased due to a higher level of contractor costs and project hours during the three months ended September 30, 2017 compared to that of the three months ended September 30, 2016. Our ability to improve our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $5.3 million in the three months ended September 30, 2017 compared to $1.6 million in the three months ended September 30, 2016. Loss from operations in the three months ended September 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $674,000, respectively. Loss from operations in the three months ended September 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $784,000, respectively. In future periods, we expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2017, we had $22.1 million of unrestricted cash and cash equivalents, a decrease of $14.7 million from $36.8 million at December 31, 2016, due primarily to $11.7 million of cash used in operating activities, $2.1 million in capitalized internal-use software costs, and $990,000 in capital expenditures. There were also cash outflows of $383,000 in payments under capital lease obligations, $229,000 for payments on equipment financing and $175,000 in payments of withholding tax on RSU vesting.

Revenue

	Three Months Ended September 30,
	2017		2016		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$38,149	97%	$36,518	95%	$1,631	4%
Volume	1,338	3	1,871	5	(533)	(28)

Total	$39,487	100%	$38,389	100%	$1,098	3%

During the three months ended September 30, 2017, revenue increased by $1.1 million, or 3%, compared to the three months ended September 30, 2016, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $1.6 million, or 4%, is partially the result of a 7% increase in the number of premium customers from 1,981 at September 30, 2016 to 2,113 at September 30, 2017, in addition to an $805,000, or 37%, increase in professional services revenue. The increases are offset in part by the loss of a major customer and a $556,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2016. In the three months ended September 30, 2017, volume revenue decreased by $533,000, or 28%, compared to the three months ended September 30, 2016, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2017		2016		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$36,496	92%	$36,203	94%	$293	1%
Professional services and other	2,991	8	2,186	6	805	37

Total	$39,487	100%	$38,389	100%	$1,098	3%

In the three months ended September 30, 2017, subscription and support revenue increased by $293,000, or 1%, compared to the three months ended September 30, 2016. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. These increases are offset in part by the loss of a major customer and a $556,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2016. In addition, professional services and other revenue increased by $805,000, or 37%, primarily related to the size and number of professional services engagements during the three months ended September 30, 2017 compared to the corresponding quarter in the prior year. During the three months ended September 30, 2017, the increase in professional services revenue was primarily related to an increase in OTT application development projects. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2017		2016		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$22,726	58%	$23,246	61%	$(520)	(2)%

Europe	6,097	15	6,412	16	(315)	(5)
Japan	4,129	11	4,243	11	(114)	(3)
Asia Pacific	6,363	16	4,136	11	2,227	54
Other	172	—	352	1	(180)	(51)

International subtotal	16,761	42	15,143	39	1,618	11

Total	$39,487	100%	$38,389	100%	$1,098	3%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended September 30, 2017, total revenue for North America decreased $520,000, or 2%, compared to the three months ended September 30, 2016. The reduction in revenue for North America is primarily related to the loss of a major customer in the first quarter of 2017 partially offset by increases in sales to new and existing customers. In the three months ended September 30, 2017, total revenue outside of North America increased $1.6 million, or 11%, compared to the three months ended September 30, 2016. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific. The increase in revenue from Asia Pacific is primarily related to an increase in revenue from professional services engagements related to OTT application development projects. These increases were partially offset by a $556,000 reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the three months ended September 30, 2016.

Cost of Revenue

	Three Months Ended September 30,
	2017		2016		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$12,924	35%	$11,691	32%	$1,233	11%
Professional services and other	3,580	120	2,086	95	1,494	72

Total	$16,504	42%	$13,777	36%	$2,727	20%

In the three months ended September 30, 2017, cost of subscription and support revenue increased $1.2 million, or 11%, compared to the three months ended September 30, 2016. The increase resulted primarily from increases in network hosting services, amortization, and partner commission expenses of $509,000, $350,000, and $248,000, respectively. There were also increases in maintenance expense, employee-related expense, and costs associated with third-party software integrated with our service offering of $174,000, $106,000, and $105,000, respectively. These increases were partially offset by decreases in depreciation expense and bandwidth costs in the amounts of $162,000 and $127,000, respectively.

In the three months ended September 30, 2017, cost of professional services and other revenue increased $1.5 million, or 72%, compared to the three months ended September 30, 2016. This increase corresponds to the increase in professional services revenue and resulted primarily from increases in contractor and employee-related expenses of $1.2 million and $258,000, respectively.

Gross Profit

	Three Months Ended September 30,
	2017		2016		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$23,572	65%	$24,512	68%	$(940)	(4)%
Professional services and other	(589)	(20)	100	5	(689)	(689)

Total	$22,983	58%	$24,612	64%	$(1,629)	(7)%

The overall gross profit percentage was 58% and 64% for the three months ended September 30, 2017 and 2016, respectively. The decrease is primarily due to a shift in the mix of revenue as there was an increase in revenue from professional services engagements, which has a lower gross margin than subscription and support revenue. Subscription and support gross profit decreased $940,000, or 4%, compared to the three months ended September 30, 2016 due to the loss of a major customer. Professional services and other gross profit decreased $689,000, or 689% compared to the three months ended September 30, 2016 due to the increase in mix of contractor expenses versus internal expenses in order to support various professional services projects. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2017		2016		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,820	20%	$7,704	20%	$116	2%
Sales and marketing	14,551	37	13,334	35	1,217	9
General and administrative	5,961	15	5,126	13	835	16

Total	$28,332	72%	$26,164	68%	$2,168	8%

Research and Development. In the three months ended September 30, 2017, research and development expense increased by $116,000, or 2%, compared to the three months ended September 30, 2016 primarily due to increases in computer maintenance and support and employee-related expenses of $146,000 and $141,000, respectively. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. In the three months ended September 30, 2017, sales and marketing expense increased by $1.2 million, or 9%, compared to the three months ended September 30, 2016 primarily due to employee-related expense, marketing programs, commission expense, and computer maintenance and support expenses of $865,000, $296,000, $108,000 and $106,000, respectively. These increases were partially offset by a decrease in recruiting and relocation expense of $154,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. In the three months ended September 30, 2017, general and administrative expense increased by $835,000, or 16%, compared to the three months ended September 30, 2016 primarily due to increases in employee-related expense and outside legal fees of $836,000 and $185,000 respectively. These increases were offset by decreases in contractor and recruiting and relocation expenses of $137,000 and $115,000 respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Other Income (Expense), Net

	Three Months Ended September 30,
	2017		2016		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$30	—%	$24	—%	$6	25%
Interest expense	(6)	—	(15)	—	9	(60)
Other income (expense), net	47	—	(14)	—	61	(436)

Total	$71	—%	$(5)	—%	$76	(1520)%

In the three months ended September 30, 2017, interest income, net, increased by $6,000, or 25%, compared to the corresponding period of the prior year.

The interest expense during the three months ended September 30, 2017 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other income (expense), net during the three months ended September 30, 2017 was primarily due to foreign currency exchange gains recorded during the three months ended September 30, 2017 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Three Months Ended September 30,
	2017		2016		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
		(in thousands, except percentages)
Provision for income taxes	$118	—%	$61	—%	$57	93%

In the three months ended September 30, 2017 and 2016, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Total revenue increased by $4.2 million, or 4%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in professional services and other revenue of 67%, or $3.8 million. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the nine months ended September 30, 2017, compared to the corresponding period in the prior year. Subscription and support revenue remained relatively unchanged during the nine months ended September 30, 2017, compared to the corresponding period in the prior year. In addition, our revenue from premium offerings grew by $5.6 million, or 5%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 primarily due to an 7% increase in the number of premium customers from 1,981 at September 30, 2016 to 2,113 at September 30, 2017. These increases are offset by a $1.9 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2016.

Our gross profit decreased by $3.6 million, or 5%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increases in the cost of subscription and support revenue and the cost of professional services revenue without corresponding increases in revenue. Cost of subscription and support revenue increased due to additional costs incurred in order to support the launch of a major customer during the second quarter of 2017. Cost of professional services revenue increased due to a higher level of contractor costs and project hours during the nine months ended September 30, 2017 compared to that of the nine months ended September 30, 2016. Our ability to improve our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $18.4 million in the nine months ended September 30, 2017 compared to $5.3 million in the nine months ended September 30, 2016. Loss from operations in the nine months ended September 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $5.3 million and $2.1 million, respectively. Loss from operations in the nine months ended September 30, 2016 included stock-based compensation expense and amortization of acquired intangible assets of $4.3 million and $2.3 million, respectively.

Revenue

	Nine Months Ended September 30,
	2017		2016		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$111,505	96%	$105,899	95%	$5,606	5%
Volume	4,307	4	5,742	5	(1,435)	(25)

Total	$115,812	100%	$111,641	100%	$4,171	4%

During the nine months ended September 30, 2017, revenue increased by $4.2 million, or 4%, compared to the nine months ended September 30, 2016, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $5.6 million, or 5%, is partially the result of a 7% increase in the number of premium customers from 1,981 at September 30, 2016 to 2,113 at September 30, 2017, in addition to a $3.8 million, or 67%, increase in professional services revenue. The increases are offset by the loss of a major customer and a $1.9 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2016. In the nine months ended September 30, 2017, volume revenue decreased by $1.4 million, or 25%, compared to the nine months ended September 30, 2016, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2017		2016		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$106,266	92%	$105,936	95%	$330	0%
Professional services and other	9,546	8	5,705	5	3,841	67

Total	$115,812	100%	$111,641	100%	$4,171	4%

In the nine months ended September 30, 2017, subscription and support revenue was relatively unchanged compared to the nine months ended September 30, 2016. In addition, professional services and other revenue increased by $3.8 million, or 67%, primarily related to the size and number of professional services engagements during the nine months ended September 30, 2017 compared to the corresponding quarter in the prior year. During the nine months ended September 30, 2017, the increase in professional services revenue was primarily related to an increase in OTT application development projects.

	Nine Months Ended September 30,
	2017		2016		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$68,205	59%	$68,913	62%	$(708)	(1)%

Europe	18,177	16	18,843	17	(666)	(4)
Japan	12,416	11	11,447	10	969	8
Asia Pacific	16,490	14	11,495	10	4,995	43
Other	524	—	943	1	(419)	(44)

International subtotal	47,607	41	42,728	38	4,879	11

Total	$115,812	100%	$111,641	100%	$4,171	4%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the nine months ended September 30, 2017, total revenue for North America decreased $708,000, compared to the nine months ended September 30, 2016. The reduction in revenue for North America is primarily related to the loss of a major customer in the first quarter of 2017 partially offset by increases in sales to new and existing customers. In the nine months ended September 30, 2017, total revenue outside of North America increased $4.9 million, or 11%, compared to the nine months ended September 30, 2016. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan. The increase in revenue from Asia Pacific and Japan is primarily related to an increase in revenue from professional services engagements related to OTT application development projects. These increases were partially offset by a $1.9 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during the nine months ended September 30, 2016.

Cost of Revenue

	Nine Months Ended September 30,
	2017		2016		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$38,180	36%	$35,041	33%	$3,139	9%
Professional services and other	10,120	106	5,453	96	4,667	86

Total	$48,300	42%	$40,494	36%	$7,806	19%

In the nine months ended September 30, 2017, cost of subscription and support revenue increased $3.1 million, or 9%, compared to the nine months ended September 30, 2016. The increase resulted primarily from increases in content delivery network, network hosting, and amortization expenses related to internal-use software of $929,000, $864,000, and $851,000, respectively. There were also increases in partner commission, maintenance, and employee-related expenses of $519,000, $378,000, and $296,000, respectively, as well as increases in costs associated with third-party software integrated with our service offering, contractor expense, and stock-based compensation expenses of $135,000, $117,000 and $104,000, respectively. These increases were partially offset by decreases in depreciation and bandwidth expenses of $814,000 and $244,000, respectively.

In the nine months ended September 30, 2017, cost of professional services and other revenue increased $4.7 million, or 86%, compared to the nine months ended September 30, 2016. This increase corresponds to the increase in professional services revenue and resulted primarily from increases in contractor, employee-related and travel expenses of $3.3 million, $1.0 million, and $123,000, respectively.

Gross Profit

	Nine Months Ended September 30,
	2017		2016		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$68,086	64%	$70,895	67%	$(2,809)	(4)%
Professional services and other	(574)	(6)	252	4	(826)	(328)

Total	$67,512	58%	$71,147	64%	$(3,635)	(5)%

The overall gross profit percentage was 58% and 64% for the nine months ended September 30, 2017 and 2016, respectively. The decrease is primarily due to a shift in the mix of revenue as there was an increase in revenue from professional services engagements, which has a lower gross margin than subscription and support revenue. Subscription and support gross profit decreased $2.8 million, or 4%, compared to the nine months ended September 30, 2016 due to additional costs incurred in order to support the launch of a major customer during the second quarter of 2017. In addition, professional services and other gross profit decreased $826,000, or 328% compared to the nine months ended September 30, 2016 due to the increase in mix of contractor expenses versus internal expenses in order to support various professional services projects.

Operating Expenses

	Nine Months Ended September 30,
	2017		2016		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$24,293	21%	$22,385	20%	$1,908	9%
Sales and marketing	44,356	38	39,845	36	4,511	11
General and administrative	17,228	15	14,190	13	3,038	21
Merger-related	—	—	21	—	(21)	(100)

Total	$85,877	74%	$76,441	68%	$9,436	12%

Research and Development. In the nine months ended September 30, 2017, research and development expense increased by $1.9 million, or 9%, compared to the nine months ended September 30, 2016 primarily due to increases in employee-related, computer maintenance and support, contractor, and stock-based compensation expenses of $1.7 million, $291,000, $290,000, and $190,000, respectively. These increases were partially offset by a decrease in recruiting expense of $294,000.

Sales and Marketing. In the nine months ended September 30, 2017, sales and marketing expense increased by $4.5 million, or 11%, compared to the nine months ended September 30, 2016 primarily due to employee-related expense, marketing programs, and commission expense of $2.6 million, $899,000 and $502,000, respectively. There were also increases in computer maintenance and support, travel, and stock-based compensation expenses of $367,000, $339,000, and $323,000, respectively. These increases were partially offset by decreases in recruiting and relocation, contractor, and intangible amortization expenses of $258,000, $201,000, and $190,000, respectively.

General and Administrative. In the nine months ended September 30, 2017, general and administrative expense increased by $3.0 million, or 21%, compared to the nine months ended September 30, 2016 primarily due to increases in employee-related expense, outside legal fees, and stock-based compensation expense of $1.5 million, $990,000 and $381,000, respectively. There were also increases in tax-related, commission, travel, and computer maintenance and support expenses of $263,000, $184,000, $142,000 and $122,000 respectively. These expenses were partially offset by decreases in recruiting and relocation and contractor expenses of $206,000 and $203,000 respectively.

Merger-related. In the nine months ended September 30, 2016, merger-related expenses of $21,000 related to costs associated with the retention of certain employees of Unicorn. No such expense was incurred during the nine months ended September 30, 2017.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2017		2016		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$92	—%	$74	—%	$18	24%
Interest expense	(22)	—	(51)	—	29	(57)
Other income (expense), net	453	—	(150)	—	603	(402)

Total	$523	—%	$(127)	—%	$650	(512)%

In the nine months ended September 30, 2017, interest income, net, increased by $18,000, or 24%, compared to the corresponding period of the prior year. The increase is primarily due to a higher average cash balance as interest income is generated from the investment of our cash balances, less related bank fees.

The interest expense during the nine months ended September 30, 2017 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other income (expense), net during the nine months ended September 30, 2017 was primarily due to foreign currency exchange gains recorded during the nine months ended September 30, 2017 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Nine Months Ended September 30,
	2017		2016		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$305	—%	$202	—%	$103	51%

In the nine months ended September 30, 2017 and 2016, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2017		2016
	(in thousands)
Purchases of property and equipment	$(990	) $	(1,194)
Depreciation and amortization	5,607		5,901
Cash flows (used in) provided by operating activities	(11,652)		7,629
Cash flows used in investing activities	(3,081)		(4,434)
Cash flows (used in) provided by financing activities	(408)		3,902

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2017 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At September 30, 2017 and December 31, 2016, we had $6.9 million and $5.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. It is our current intention to permanently reinvest unremitted earnings in such subsidiaries or to repatriate the earnings only when tax effective. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 61 days at September 30, 2017 and 53 days at December 31, 2016.

Cash flows (used in) provided by operating activities.

Cash (used in) provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the nine months ended September 30, 2017 was $11.7 million. The cash flow used in operating activities resulted from net losses of $18.1 million and changes in our operating assets and liabilities of $4.6 million, partially offset by net non-cash charges of $11.0 million. Uses of cash included increases in accounts receivable and prepaid expenses of $4.8 million and $1.6 million, respectively and a decrease in accrued expense of $2.9 million. These outflows were offset in part by increases in deferred revenue and accounts payable of $2.7 million and $2.0 million, respectively. Net non-cash expenses consisted primarily of $5.6 million for depreciation and amortization expense and $5.3 million for stock-based compensation expense.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2017 was $3.1 million consisting primarily of $2.1 million for the capitalization of internal-use software costs and $990,000 in capital expenditures to support the business.

Cash flows (used in) provided by financing activities.

Cash (used in) provided by financing activities for the nine months ended September 30, 2017 was $408,000, consisting of payments under capital lease obligation, equipment financing and withholding tax on RSU vesting of $383,000, $229,000 and $175,000, respectively, offset in part by the proceeds received on the exercise of common stock options of $379,000.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of September 30, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company is repaying its obligation over a two year period through January 2018, and the amount outstanding was $104,000 as of September 30, 2017.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2017 and December 31, 2016.

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

Our contractual obligations as of December 31, 2016 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the obligations outlined in our Annual Report on Form 10-K, we entered into an agreement with a non-cancelable commitment in January 2017, primarily for content delivery and network storage service, with obligations of $15.8 million through December 31, 2018. As of September 30, 2017, our obligation was $4.8 million in connection with this agreement.

In July 2017, we entered into an agreement with a non-cancelable commitment effective July 1, 2017, primarily for content delivery and network storage service, with obligations of $2.5 million through September 30, 2018. In September 2017, we amended this agreement effective September 1, 2017 with total obligations of $2.6 million through January 31, 2019. As of September 30, 2017, our obligation was $2.6 million in connection with this agreement.

In August 2017, we entered into an agreement to lease a new office space in London with a non-cancelable commitment with obligations of $7.0 million through December 31, 2024.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2017	2016
Revenues generated in locations outside the United States	46%	43%
Revenues in currencies other than the United States dollar (1)	28%	29%
Expenses in currencies other than the United States dollar (1)	15%	17%

	Nine Months Ended September 30,
	2017	2016
Revenues generated in locations outside the United States	45%	42%
Revenues in currencies other than the United States dollar (1)	28%	28%
Expenses in currencies other than the United States dollar (1)	15%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Revenues	Expenses	Revenues	Expenses
Euro	6%	2%	7%	2%
British pound	7	6	7	6
Japanese Yen	10	3	11	5
Other	5	4	4	4
Total	28%	15%	29%	17%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	7%	2%
British pound	7	6	7	6
Japanese Yen	10	4	10	4
Other	5	4	4	4
Total	28%	15%	28%	16%

As of September 30, 2017 and December 31, 2016, we had $8.4 million and $5.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro, British pound and Japanese yen, primarily because our European and Japanese operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at September 30, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.3 million, decreased expenses by $2.0 million and decreased operating income by $1.3 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2017 and 2016.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $22.1 million at September 30, 2017. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $6,000 and $15,000 of interest expense during the three months ended September 30, 2017 and 2016, respectively, and $22,000 and $51,000 of interest expense during the nine months ended September 30, 2017 and 2016, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 22, 2017, a lawsuit was filed against us and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against us are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin us from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was allegedly taken. On June 16, 2017, we filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court has not ruled on Ooyala’s motion for preliminary injunction. On October 18, 2017, the court granted the parties’ motion to stay the litigation, and the litigation is currently stayed. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

David Mendels resigned from his position as the Company’s CEO and resigned from the Board effective July 24, 2017. Andrew Feinberg, the Company’s President and Chief Operations Officer, is serving as the Company’s acting CEO. The Board has an active search process underway to select the next CEO from internal and external candidates. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain other key employees.

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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

10.1**	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: October 26, 2017	By:	/s/ Andrew Feinberg
Andrew Feinberg
Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2017	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer (Principal Financial Officer)