Form 10-K
period 2017-12-31
BRIGHTCOVE INC
filed 2018-02-28
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2017, was $130,976,463. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 23, 2018 there were 34,952,140 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove SSAI, or SSAI (formerly named Once), is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player (formerly named Perform), is a cloud-based service for creating and managing video player experiences. Brightcove OTT Flow, powered by Accedo, or OTT Flow, is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

Since 2014, our go-to-market approach for our solutions has been focused primarily on (i) media companies and (ii) digital marketers in a wide range of enterprises and organizations.

As of December 31, 2017, we had 4,168 customers in over 70 countries, including many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations.

We primarily generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $150.3 million in the year ended December 31, 2016 to $155.9 million in the year ended December 31, 2017. As of December 31, 2016, we had 4,571 customers, of which 2,564 used our volume offerings and 2,007 used our premium offerings. As of December 31, 2017, we had 4,168 customers, of which 2,001 used our volume offerings and 2,167 used our premium offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. In addition to being offered on a stand-alone basis, Video Cloud is also a core component of OTT Flow, Video Marketing Suite and Enterprise Video Suite.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, modular and scalable solutions. Video Cloud provides a single, integrated solution to meet a range of video publishing and distribution needs. OTT Flow, Video Marketing Suite and Enterprise Video Suite are end-to-end solutions of video technologies built for media companies, marketers and enterprises, respectively. Each of Zencoder, SSAI and Player are modular solutions that customers can license on a stand-alone basis and integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

•	Easy to use and low total cost of ownership. Our products were designed to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.

•	Open platforms and extensive ecosystem. Our open and extensible platforms enable our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of partners, which we refer to as the Brightcove Partner Program. More than 150 members of the Brightcove Partner Program have built solutions that rely upon, or are already integrated with, our platforms. This ecosystem includes leading technology companies such as Akamai, comScore, Google and Oracle and providers of niche technology services. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.

•	Help customers achieve business objectives. Our customers use our products to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, monetizing content, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences, internal communications, employee training and customer support. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online strategy.

•	Ongoing customer-driven development. Through our account managers, customer support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. For example, in 2017, we introduced Brightcove Live, a live streaming service for delivering and monetizing live events and linear channels, we launched Dynamic Delivery, a new media delivery platform that enhances video reach, flexibility and performance while reducing storage requirements, we introduced Context Aware Encoding, an innovative solution for performing per-file encoding, which uses machine learning and deep video analysis to achieve optimum quality for each video with the fewest bits necessary, we added In-Page Experiences to our Gallery product, which allows users to incorporate calls-to-action and dynamic capabilities to deliver different video experiences, and we added a Hubspot integration to Brightcove Audience, which is used to send video engagement data to popular marketing automation platforms. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•	We are the recognized online video platform market leader. In 2017, our customers used Video Cloud to deliver an average of approximately 3.7 billion video streams per month, which we believe is more video streams per month than any other professional solution. We have in recent years received numerous awards for our market leadership from industry analysts such as Frost & Sullivan, Forrester and Gartner.

•	We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan, Asia Pacific, India and the Middle East. Today, we have employees in seven countries. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. As of December 31, 2017, organizations throughout the world used Video Cloud to reach viewers in approximately 246 countries and territories.

•	We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 85% in each of the last four fiscal quarters, including 85%, 91%, 95% and 87% for the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•	We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes and across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•	Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Adobe, Allaire, Amazon Web Services, AT&T, Lycos and Macromedia.

Our Customers

As of December 31, 2017, we had 4,168 customers in over 70 countries. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations. While our solutions are tailored to meet the needs of media companies and digital marketers in a wide range of enterprises and organizations, we believe our solutions can benefit any organization with a website or digital content.

Our Products and Services

Video Cloud

Video Cloud, the world’s leading online video platform, enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the following:

•	Uploading and Encoding. Using Video Cloud, customers may upload videos in various formats for adaptive encoding that maximizes quality and minimizes file size. Video Cloud then automatically enables the content to be delivered to end users via a third-party content delivery network, or CDN, such as Akamai Technologies, Inc., or Akamai, Limelight Networks, Inc., or Limelight, or Fastly, Inc., or Fastly.

•	Content Management. Whether a customer has a few short video clips or thousands of full-length episodes, Video Cloud makes it easy to organize a media library. Videos can be grouped together with drag-and-drop controls or smart playlists that automatically organize content. Customers can set rules for geographic access and schedules to define where and when their videos can be viewed.

•	Video Players. Video Cloud includes leading video player technology, with fast load times and fast video starts. Video Cloud allows for point-and-click styling and configuration of video players that can reflect the brand or design of the customer. Our video players also include built-in support for advertising, analytics and content protection, and provide a consistent cross-platform playback experience. Developers can also take advantage of a set of tools to create completely custom video player experiences.

•	Multi-platform video experiences. We have built Video Cloud to support numerous operating systems, formats and devices. In addition to web-based experiences, Video Cloud provides publishing and delivery services for cross-platform devices including smartphones, tablets, media streaming devices and Connected TVs. Our solution includes automated device detection and manages multiple renditions of the same video encoded in different forms with optimized delivery protocols for different target formats.

•	Live Video Streaming. In addition to on-demand video distribution, Video Cloud includes support for live video broadcasts. Video Cloud accepts multiple live streams at different quality levels and delivers the rendition that best matches each viewer’s available bandwidth, processor utilization and player size.

•	Distribution and Syndication. Video Cloud supports a blended distribution strategy across the Internet, allowing customers to distribute videos on their own website, partner websites or video-sharing sites such as YouTube. These tools help content owners to drive site traffic, increase brand awareness and expand their audience.

•	Social Media. Customers can expand their audience by leveraging the social network of their viewers. Through integrated Video Cloud capabilities, users can share complete videos or video clips through Facebook, YouTube, Twitter and other social media destinations. Brightcove Social allows customers to manage their video presence across social networks from a single interface. With Brightcove Social, customers can clip and publish videos to the native playback environments of Facebook, YouTube and Twitter, as well as their own websites, from Video Cloud and track performance in a single location.

•	Advertising and Monetization. Video Cloud can help customers grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations. Video Cloud includes tools to support synchronized in-player ads with embedded link functionality and overlays for persistent branding.

•	Analytics. Video Cloud’s integrated video analytics present information to optimize and support customers’ online video publishing and distribution strategy. Online publishers can also choose to integrate web analytics solutions such as Adobe Omniture or Google Analytics with Video Cloud.

•	APIs, SDKs and Developer Resources. Video Cloud includes comprehensive APIs to customize, extend and integrate with our platform. Our SDKs for iOS, tvOS, Android and AndroidTV offer customers tools to jump-start projects and deliver high quality mobile video applications and connected TV experiences. Our developer center gives customers unlimited access to comprehensive product documentation, sample code, developer articles and technical videos, making it easy for them to access additional information.

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

SSAI

SSAI is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. SSAI reduces or eliminates the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand video with dynamically customized programming and targeted ads to the maximum range of devices. SSAI includes the following principal features and functionality:

•	Reach. SSAI features cloud-based ad monetization of video on demand across devices, apps and websites.

•	Integrations. SSAI is pre-integrated with ad networks and ad decision systems.

•	Server-Side Solution. SSAI is a server-side solution, requiring no SDKs, plug-ins or client-side code.

•	Simplicity. SSAI uses a single URL with automatic device detection to deliver high bit-rate broadcast quality video ads.

Player

Player is a cloud-based service for creating and managing video player experiences. This service provides customers with leading video player technology, a robust set of management APIs and performance optimization services. Player delivers cross-platform playback experiences and includes built-in support for advertising, analytics and content protection. Player includes the following principal features and functionality:

•	Leading Video Player Technology. Player includes a fast HTML5-first video player, responsive design, social sharing and integration tools and support for adaptive bitrate streaming across all major mobile and desktop platforms.

•	Speed. Player is designed to have the fastest load times and the fastest video starts. Player’s precompiled plugins, skinned assets and thumbnails minimize download size. Player is optimized to reduce network traffic. Player also allows customers to deploy changes to thousands of player embeds with batch publishing to accelerate time-to-market.

•	Wide Reach. Player allows customers to reach the maximum range of Internet-connected devices and operating systems with consistent playback across desktop and mobile devices.

•	Powerful APIs, Plugins and SDKs. The developer-friendly, HTML5 video player is easily customized with CSS and JavaScript APIs. Player’s Management APIs also allow customers to easily control player configurations. Player has a robust ecosystem of plugins and integrations, including built-in support for advertising, analytics and content protection, as well as numerous open-source plugins from the Video.js community. Player also includes native player SDKs for easy development and deployment of native applications.

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

Video Marketing Suite

Video Marketing Suite is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Video Marketing Suite is a bundled offering of Video Cloud, Brightcove Gallery, or Gallery, and Brightcove Social. Gallery is a cloud-based service that enables customers to create and publish video portals. This service combines portal templates with best practices for search engine optimization, responsive design, social sharing and conversion in a single solution that can be implemented and updated with ease. Gallery allows customers to create engaging video experiences such as video channels, product showcases, event microsites and video support centers. Brightcove Social allows customers to manage their video presence across social networks from a single interface. With Brightcove Social, customers can edit, publish and track their videos in the native playback environments of Facebook, YouTube and Twitter, as well as their own websites, from Video Cloud.

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

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions. All premium editions include functionality to publish and distribute video to Internet-connected devices, with higher levels of the premium editions providing additional features and functionality. The second product line is comprised of our volume product edition. Our volume editions target small and medium-sized businesses, or SMBs. The volume editions provide customers with the same basic functionality that is offered in our premium product editions but have been designed for customers who have lower usage requirements and do not typically require advanced features and functionality.

Video Marketing Suite and Enterprise Video Suite are each generally available in Starter, Pro and Enterprise editions. The Starter edition for each provides customers with the same basic functionality that is offered in the Pro and Enterprise editions but has been designed for customers who have lower usage requirements and do not typically require advanced features and functionality. All Video Marketing Suite and Enterprise Video Suite customers are considered premium customers.

Zencoder customers are considered premium customers other than Zencoder customers on month-to-month contracts or pay-as-you-go contracts, which are considered volume customers.

All SSAI, Player, and OTT Flow customers are considered premium customers.

Account Management

An important component of our sales strategy is our account management organization. This organization is focused on ongoing customer success and engagement, as well as contract renewals and upsells to our customer base.

Professional Services

While our products are easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization of our products or assistance with their implementations. These professional services are priced on a time and materials basis or a per project basis and include projects such as content migrations from other vendors or in-house solutions, video player enhancements, mobile and connected TV app development and the creation of web pages optimized for video.

Support

Our products generally include basic support for technical and operational issues from our support team via web-based submission or email. The premium editions of our products generally include additional support options such as phone support, live chat, dedicated live event support, 24x7x365 support and more. Our award-winning, TSIA certified team supports our customers from our offices in Boston, London, Sydney, Tokyo, South Korea and Tempe. We also have a dedicated customer success team that offers various onboarding and related services to new and existing customers looking to get the most out of our products and services.

Training

We offer free basic online training to registered users of our products. We also offer customized, onsite training for customers that is priced on a per engagement basis.

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and the Middle East, Asia Pacific, and Japan. We further organize our go-to-market approach by focusing our sales and marketing teams on selling primarily to (i) media companies, who generally want to distribute video content to a broad audience and (ii) digital marketers in a wide range of enterprises and organizations, who generally use video for marketing or enterprise communication purposes. A small amount of sales are generated through referral partners, channel partners and resellers. We also sell some of our products online through our website.

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

Operations

We use a number of third-party cloud computing platforms to provide our products and services to customers. We take advantage of this geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers. We also operate data center facilities in the greater Boston area and operate our own servers for systems that manage meta-data, business rules and archival storage of media assets.

Media delivery to end users, including video, audio, images and JavaScript components, is served primarily through CDN providers, including Akamai, Limelight and Fastly. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.

We entered into our agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is December 31, 2018.

We entered into our agreement with Limelight in March 2006. It enables us to use Limelight CDN services for our own benefit and to resell Limelight CDN services to our customers in every geographic location in which we offer our products. The agreement is currently renewing on a month to month basis. Either party may terminate the agreement with 60 days’ notice.

We entered into our agreement with Fastly in April 2017. It enables us to use Fastly CDN services for our own benefit and to resell Fastly CDN services to our customers in every geographic location in which we offer our products. The current expiration date of the agreement is January 31, 2019.

Our agreements with Akamai and Limelight contain a service continuation period following expiration of the agreement, which we believe is sufficient to enable transition to an alternative provider to avoid material disruption to our business or to our customers. Our agreement with Akamai provides that, upon termination for any reason, Akamai will continue to provide CDN services to our existing customers for up to twelve months. Our agreement with Limelight provides that, upon termination for any reason, Limelight will continue to provide CDN services for our benefit for up to six months.

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

In the United States, we have 35 issued and/or allowed patents and 8 patent applications pending. Internationally, we have 17 issued and/or allowed patents and 18 patent applications pending, including two patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in Canada, United Kingdom, Australia, Hong Kong and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

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

Our research and development expenses were $31.9 million, $30.2 million and $29.3 million in 2017, 2016 and 2015, respectively, which included stock-based compensation expense of $1.6 million, $1.3 million and $1.4 million, respectively. As of December 31, 2017, we had 155 employees in research and development.

Employees

As of December 31, 2017, we had 498 employees, of which 381 were located in the United States and 117 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $7.6 million for the year ended December 31, 2015, a consolidated net loss of $10.0 million for the year ended December 31, 2016 and a consolidated net loss of $19.5 million for the year ended December 31, 2017. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2016 faced distressing financial circumstances and, as a result, we lost substantially all of the revenue we expected to generate from this customer in 2017. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.

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

We currently maintain offices and have sales personnel in Australia, France, India, Japan, Singapore, South Korea, Spain, the United Arab Emirates and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We increased our number of full-time employees from 413 as of December 31, 2015, to 490 as of December 31, 2016 and to 498 as of December 31, 2017, and our revenue grew from $134.7 million in 2015 to $150.3 million in 2016 and to $155.9 million in 2017. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Our success as a business depends, in large part, on our ability to provide a consistently high-quality digital experience to consumers via our relationships and infrastructure for the distribution and delivery of online media generally. There is no guarantee that our relationships and infrastructure will not experience problems or other performance issues, which could seriously impair the quality and reliability of our delivery of digital media to end users. For example, we primarily use three content delivery networks, or CDNs, to deliver content to end users. If one or more of these CDNs were to experience sustained technical failures, it could cause delays in our service and we could lose customers. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages or service degradation that may subject us to financial penalties and liabilities and result in customer losses. In the past we have, on limited occasions, suffered temporary interruptions of certain aspects of our service, including our customers’ ability to upload new content into our system, our customers’ ability to access administrative control of their accounts, and our ability to deliver content to end users in certain geographic locations. These service interruptions were the results of human error, hardware and software failures or failures of third-party networks. On a limited number of occasions, these service interruptions have required us to provide service credits to customers. We cannot guarantee that service interruptions will not occur again or predict the duration of interruptions of our service or the impact of such interruptions on our customers. Failures and interruptions of our service may impact our reputation, result in our payment of compensation or service credits to our customers, result in loss of customers and adversely affect our financial results and ability to grow our business. In addition, if our hosting infrastructure capacity fails to keep pace with increased sales or if our delivery capabilities fail, customers may experience delays as we seek to obtain additional capacity or enable alternative delivery capability, which could harm our reputation and adversely affect our revenue growth.

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

We currently have foreign sales denominated in Australian dollars, British pound sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pound sterling, Euros, Japanese yen and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

David Mendels resigned from his position as the Company’s CEO and resigned from the Board effective July 24, 2017. Andrew Feinberg, formerly the Company’s President and Chief Operations Officer, is serving as the Company’s acting CEO. The Board has an active search process underway to select the next CEO from internal and external candidates. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers, vendors and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain and hire key employees.

Changes in interpretations of financial accounting standards may cause an adverse impact to our reported results of operations.

In May 2014, the Financial Accounting Standards Board issued new revenue recognition rules under Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, which is effective for interim and annual periods beginning after December 31, 2017. We have elected to adopt the new standard effective January 1, 2018 using the modified retrospective method.

In order to comply with the requirements of ASC 606 on January 1, 2018, we are continuing to update and enhance our internal accounting systems and our internal controls over financial reporting. If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our reporting obligations.

The effect of comprehensive U.S. tax reform legislation on the Company and its affiliates, whether adverse or favorable, is uncertain.

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”). Among a number of significant changes to the U.S. federal income tax rules, the Tax Cuts and Jobs Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The effect of the Tax Cuts and Jobs Act on the Company and its affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. We have sales and marketing offices in Tokyo, Japan; Sydney, Australia; Seoul, South Korea; and Singapore. Our offices in New York, New York; London, England; Seattle, Washington; San Francisco, California; and Tempe, Arizona are used for sales and marketing as well as research and development. We believe our facilities are adequate for our current needs.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.

Item 3.	Legal Proceedings

On May 22, 2017, a lawsuit was filed against us and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against us are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin us from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was allegedly taken. On June 16, 2017, we filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court has not ruled on Ooyala’s motion for preliminary injunction. We expect the court to issue a schedule order in the near term. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against us and our subsidiary Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that Brightcove infringed five patents related to file compression technology. The complaint seeks monetary damages and injunctive relief. On December 1, 2017, Realtime filed an amended complaint, adding two additional patents to its claims. Brightcove filed a motion to dismiss on January 26, 2018. The plaintiff filed an opposition to the motion to dismiss on February 9, 2018 and Brightcove filed a reply on February 16, 2018. A ruling on the motion to dismiss has not yet been issued by the court. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “BCOV” since our initial public offering on February 17, 2012. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
2016
First Quarter 2016	6.31	4.82
Second Quarter 2016	8.88	5.97
Third Quarter 2016	13.29	8.77
Fourth Quarter 2016	13.60	7.65
2017
First Quarter 2017	9.05	6.95
Second Quarter 2017	8.80	5.85
Third Quarter 2017	7.25	6.15
Fourth Quarter 2017	8.00	6.75

On February 23, 2018, the last reported sale price for our common stock on the NASDAQ Global Market was $7.15 per share.

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

Stockholders

As of February 23, 2018, there were approximately 109 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 17, 2012 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on February 17, 2012 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 17, 2012 of $14.30 per share as the initial value of our common stock and not the initial offering price to the public of $11.00 per share.

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

	2/17/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Brightcove Inc.	100.0	63.2	98.9	54.4	43.4	56.3	49.7
NASDAQ Composite Index	100.0	102.3	141.5	160.4	169.6	182.4	233.9
NASDAQ Computer & Data Processing Index	100.0	97.4	128.5	154.0	163.6	183.7	254.9

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

There were no repurchases of shares of common stock made during the year ended December 31, 2017.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2017	2016	2015	2014 (1)	2013
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Subscription and support revenue	$143,159	$142,022	$131,010	$120,324	$103,116
Professional services and other revenue	12,754	8,244	3,696	4,693	6,779

Total revenue	155,913	150,266	134,706	125,017	109,895
Cost of revenue: (3) (4)
Cost of subscription and support revenue	50,664	48,011	41,735	38,015	29,205
Cost of professional services and other revenue	13,954	7,836	4,742	5,718	7,585

Total cost of revenue	64,618	55,847	46,477	43,733	36,790

Gross profit	91,295	94,419	88,229	81,284	73,105
Operating expenses: (3) (4)
Research and development	31,850	30,171	29,302	28,252	21,052
Sales and marketing	57,294	54,038	45,795	46,014	41,000
General and administrative	21,847	19,167	19,862	19,136	18,478
Merger-related	—	21	201	3,075	2,069

Total operating expenses	110,991	103,397	95,160	96,477	82,599

Loss from operations	(19,696)	(8,978)	(6,931)	(15,193)	(9,494)
Other income (expense):
Interest income	124	99	6	11	58
Interest expense	(26)	(63)	(96)	(96)	—
Other expense, net	449	(634)	(168)	(1,355)	(594)

Total other expense, net	547	(598)	(258)	(1,440)	(536)

Loss before income taxes and non-controlling interest in consolidated subsidiary	(19,149)	(9,576)	(7,189)	(16,633)	(10,030)
Provision for (benefit from) income taxes	370	410	391	260	212

Consolidated net loss	(19,519)	(9,986)	(7,580)	(16,893)	(10,242)
Net income attributable to non-controlling interest in consolidated subsidiary	—	—	—	—	(20)

Net loss attributable to common stockholders	$(19,519)	$(9,986)	$(7,580)	$(16,893)	$(10,262)

Net loss per share attributable to common stockholders — basic and diluted	$(0.57)	$(0.30)	$(0.23)	$(0.53)	$(0.36)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	34,376	33,189	32,598	31,949	28,351

(1)	The results of operations for Unicorn have been included in our consolidated financial statements since the date of acquisition on January 31, 2014.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
(3) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$439	$324	$181	$218	$248
Cost of professional services and other revenue	251	217	181	141	149
Research and development	1,563	1,275	1,392	1,399	1,191
Sales and marketing	2,750	2,320	2,155	2,193	2,225
General and administrative	2,240	1,876	2,105	2,436	2,588

Total stock-based compensation	$7,243	$6,012	$6,014	$6,387	$6,401
(4) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$2,031	$2,031	$2,031	$1,946	$1,013
Research and development	11	126	126	140	39
Sales and marketing	692	959	955	1,114	667

Total amortization of acquired intangible assets	$2,734	$3,116	$3,112	$3,200	$1,719

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,132	$36,813	$27,637	$22,916	$36,108
Accounts receivable, net	25,236	21,575	21,213	21,463	21,560
Property and equipment, net	9,143	9,264	8,689	10,372	8,795
Working capital	(983)	7,792	6,592	4,582	20,634
Total assets	127,615	136,424	127,668	127,584	103,126
Current and long-term deferred revenue	39,614	34,756	29,931	29,704	23,818
Total stockholders’ equity	66,756	78,196	78,135	80,763	60,380

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove SSAI, or SSAI, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player, is a cloud-based service for creating and managing video player experiences. Brightcove OTT Flow, powered by Accedo, or OTT Flow, is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

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

As of December 31, 2017, we had 498 employees and 4,168 customers, of which 2,001 used our volume offerings and 2,167 used our premium offerings. As of December 31, 2016, we had 490 employees and 4,571 customers, of which 2,564 used our volume offerings and 2,007 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $150.3 million in the year ended December 31, 2016 to $155.9 million in the year ended December 31, 2017, primarily related to an increase in revenue from professional services engagements and to a lesser extent our subscription-based SaaS. Our consolidated net loss was $19.5 million and $10.0 million for the years ended December 31, 2017 and 2016, respectively. Included in consolidated net loss for the year ended December 31, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $7.2 million and $2.7 million, respectively. Included in consolidated net loss for the year ended December 31, 2016 was stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and $3.1 million, respectively.

For the years ended December 31, 2017 and 2016, our revenue derived from customers located outside North America was 41% and 38%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•	Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month contracts and pay-as-you-go contracts), our SSAI customers, our Player customers, our OTT Flow customers, our Video Marketing Suite customers and our Enterprise Video Suite customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

As of December 31, 2017, we had 4,168 customers, of which 2,001 used our volume offerings and 2,167 used our premium offerings. As of December 31, 2016, we had 4,571 customers, of which 2,564 used our volume offerings and 2,007 used our premium offerings. During 2013, we shifted our go-to-market focus and growth strategy to expanding our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2018 and beyond as we continue to focus on the market for our premium solutions.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the years ended December 31, 2017 and 2016, the recurring dollar retention rate was 89% and 96%, respectively. The decrease is primarily due to the loss of certain customers as well as a reduction in contract value for certain recurring customers, based on certain commodity elements being repriced within our media market.

•

Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. We began selling our Starter edition to customers in the second quarter of 2016. We consider Starter to be a premium offering and thus include Starter customers as premium customers. Our Starter edition has a price point of $199 or $499 per month, and as of the first quarter of 2017, sales of our Starter edition reached such a level that we determined that the overall average annual subscription revenue per premium customer is a more meaningful metric if we exclude revenue from Starter edition customers.

As such, we now disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2017	2016
Customers (at period end)
Volume	2,001	2,564
Premium	2,167	2,007

Total customers (at period end)	4,168	4,571

Recurring dollar retention rate	89%	96%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$70.1	$70.7
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.3	$4.9

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions. All premium editions include functionality to publish and distribute video to Internet-connected devices, with higher levels of premium editions providing additional features and functionality. Customer arrangements are typically one year contracts, which include a subscription to Video Cloud, basic support and a pre-determined amount of video streams, bandwidth, transcoding and storage. We also offer gold support or platinum support to our premium customers for an additional fee, which includes extended phone support. The pricing for our premium editions is based on the value of our software, as well as the number of users, accounts and usage, which is comprised of video streams, bandwidth, transcoding and storage. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We believe that our bundled pricing approach has made it easier for our customers to purchase all of the elements required to manage, store and deliver their video assets to their viewers. Pricing for some of the non-software elements of our products, however—such as bandwidth and storage—has been subject to moderate but consistent pricing pressure as a result of competition among bandwidth and cloud infrastructure providers. This pricing pressure has not historically had a meaningful impact on our results of operations. During the year ended December 31, 2017, we experienced an unexpected, significant increase in the impact of the price competition among bandwidth and cloud infrastructure providers in the markets for these increasingly commoditized non-software services. As a result, our recurring dollar retention rate decreased in the year ended December 31, 2017. We have taken steps to reduce the portion of our revenue that is subject to such pricing pressure by bringing new solutions, such as Dynamic Delivery (formerly known as Bolt), to market. We believe that these new solutions increase the value of our software platform to customers and allow us to retain a larger portion of the customers’ total contract value while reducing the revenue related to non-software elements. However, as a result of the impact of the commoditization of the non-software elements, we now expect that our subscription revenue growth rate will be impacted through the first quarter of 2018.

The second product line is comprised of our volume product edition. Our volume editions target small and medium-sized businesses, or SMBs. The volume editions provide customers with the same basic functionality that is offered in our premium product editions but have been designed for customers who have lower usage requirements and do not typically require advanced features and functionality. We discontinued the lower level pricing options for the Express edition of our volume offering and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the volume editions generally enter into month-to-month agreements. Volume customers are generally billed on a monthly basis and pay via a credit card.

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

SSAI is offered to customers on a subscription basis, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer’s needs.

Player is offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which include a subscription to Player, basic support and a pre-determined amount of video streams. We also offer gold support or platinum support to our Player customers for an additional fee, which includes extended phone support. The pricing for Player is based on the number of users, accounts and usage, which is comprised of video streams. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

OTT Flow is offered to customers on a subscription basis, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer’s needs. Customer arrangements are typically one-year contracts.

Video Marketing Suite and Enterprise Video Suite are offered to customers on a subscription basis in Starter, Pro and Enterprise editions. The Pro and Enterprise customer arrangements are typically one-year contracts, which typically include a subscription to Video Cloud, Gallery, Brightcove Social (for Video Marketing Suite customers) or Brightcove Live (for Enterprise Video Suite customers), basic support and a pre-determined amount of video streams or plays (for Video Marketing Suite customers), viewers (for Enterprise Video Suite customers), bandwidth and storage or videos. We also generally offer gold support or platinum support to these customers for an additional fee, which includes extended phone support. The pricing for our Pro and Enterprise editions is based on the number of users, accounts and usage, which is comprised of video streams or plays, viewers, bandwidth and storage or videos. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The Starter edition provides customers with the same basic functionality that is offered in our Pro and Enterprise editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Starter edition may enter into one-year agreements or month-to-month agreements. Starter customers with month-to-month agreements are generally billed on a monthly basis and pay via a credit card.

All SSAI, Player, OTT Flow, Video Marketing Suite and Enterprise Video Suite customers are considered premium customers.

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

Our backlog consists of the total future value of our committed customer contracts, whether billed or unbilled. As of December 31, 2017, we had backlog of approximately $106 million compared to backlog of approximately $99 million as of December 31, 2016. Of the approximately $106 million in backlog as of December 31, 2017, between $83 million and $85 million is expected to be recognized as revenue during the year ended December 31, 2018. During the year ended December 31, 2017, approximately $73 million of revenue was recognized from backlog as of December 31, 2016. Because revenue for any period is a function of revenue recognized from backlog at the beginning of the period as well as from contract renewals and new customer contracts executed during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Cost of revenue increased in absolute dollars from 2016 to 2017. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets at December 31, 2017, with the exception of the deferred tax assets related to Brightcove KK.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. Refer to Note 7, Income Taxes, for additional information regarding this new tax legislation.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of $7.2 million, $6.0 million and $6.0 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the years ended December 31, 2017, 2016 and 2015, 45%, 42% and 40%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 29%, 28% and 27%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to remain relatively unchanged in absolute dollars and as a percentage of total revenue.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Provisions for allowances for doubtful accounts are recorded in general and administrative expense. If, upon signing a customer arrangement, the related account receivable is not considered collectable, we will defer the associated revenue until we collect the cash. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2017, our allowance for doubtful accounts was $146,000.

Software Development Costs

Costs incurred to develop software applications used in our on-demand application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is three years. We capitalized $3.2 million in 2017, $4.0 million in 2016 and $1.5 million in 2015, respectively, of internal-use software development costs. Amortization of internal-use software development costs was $1.9 million in 2017, $690,000 in 2016 and $469,000 in 2015, respectively.

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net deferred tax assets at December 31, 2017 with the exception of the deferred tax assets related to Brightcove KK. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2017 and 2016, we had no material unrecognized tax benefits.

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

Stock-based Compensation

We value our shares of common stock in connection with the issuance of stock-based equity awards using the closing price of our shares of common stock on the NASDAQ Global Market on the date of the grant. Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense associated with equity awards to employees. Upon the adoption of ASU 2016-09 on January 1, 2017, we have elected to recognize prospectively gross share based compensation expense with actual forfeitures recognized as they occur. Prior to the adoption of ASU 2016-09, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from estimates.

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards issued we estimate the fair value of each grant based on the stock price of our common stock on the date of grant. The expected volatility of options granted has been determined using a weighted average of the historical volatility measures of a peer group of companies that issued options with substantially similar terms as well as the historical volatility of our own common stock. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock.

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.08%	1.75%	1.96%
Expected volatility	42%	45%	46%
Expected life (in years)	6.1	6.2	6.2
Expected dividend yield	—	—	—

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$143,159	$142,022	$131,010
Professional services and other revenue	12,754	8,244	3,696

Total revenue	155,913	150,266	134,706
Cost of revenue:
Cost of subscription and support revenue	50,664	48,011	41,735
Cost of professional services and other revenue	13,954	7,836	4,742

Total cost of revenue	64,618	55,847	46,477

Gross profit	91,295	94,419	88,229
Operating expenses:
Research and development	31,850	30,171	29,302
Sales and marketing	57,294	54,038	45,795
General and administrative	21,847	19,167	19,862
Merger-related	—	21	201

Total operating expenses	110,991	103,397	95,160

Loss from operations	(19,696)	(8,978)	(6,931)
Other expense, net	547	(598)	(258)

Loss before income taxes	(19,149)	(9,576)	(7,189)
Provision for income taxes	370	410	391

Net loss	$(19,519)	$(9,986)	$(7,580)

Net loss per share - basic and diluted	$(0.57)	$(0.30)	$(0.23)

Weighted-average number of common shares used in computing net loss per share - basic and diluted	34,376	33,189	32,598

Overview of Results of Operations for the Years Ended December 31, 2017 and 2016

Total revenue increased by 4%, or $5.6 million, in 2017 compared to 2016 due to an increase in subscription and support revenue of 1%, or $1.1 million, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increase in professional services and other revenue of 55%, or $4.5 million, primarily related to the size and number of professional services engagements in 2017 compared to 2016. The increases are offset by the loss of a major customer, during the first quarter of 2017, and a $1.5 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2016. In addition, our revenue from premium offerings grew by $7.5 million, or 5%, in 2017 compared to 2016. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit decreased by $3.1 million, or 3%, in 2017 compared to 2016, primarily due to increases in the cost of subscription and support revenue and the cost of professional services revenue without corresponding increases in revenue. Cost of subscription and support revenue increased due to additional content delivery network expenses and network hosting services incurred in order to support the launch of a major customer. Cost of professional services revenue increased due to a higher level of contractor costs and project hours during the year ended December 31, 2017. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $19.7 million in 2017 compared to $9.0 million in 2016. Loss from operations in 2017 included stock-based compensation expense and amortization of acquired intangible assets of $7.2 million and $2.7 million, respectively. Loss from operations in 2016 included stock-based compensation expense and amortization of acquired intangible assets of $6.0 million and $3.1 million, respectively. We expect operating income to improve from increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of December 31, 2017, we had $26.1 million of unrestricted cash and cash equivalents, a decrease of $10.7 million from $36.8 million at December 31, 2016, due primarily to $6.4 million of cash used in operating activities, $3.0 million in capitalized internal-use software costs, and $1.1 million in capital expenditures. There were also cash outflows of $489,000 in payments under capital lease obligations, $307,000 for payments on equipment financing and $268,000 in payments of withholding tax on RSU vesting.

Revenue

	Year Ended December 31,
	2017		2016		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$150,304	96%	$142,840	95%	$7,464	5%
Volume	5,609	4	7,426	5	(1,817)	(24)

Total	$155,913	100%	$150,266	100%	$5,647	4%

During 2017, revenue increased by $5.6 million, or 4%, compared to 2016, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $7.5 million, or 5%, is partially the result of an 8% increase in the number of premium customers from 2,007 at December 31, 2016 to 2,167 at December 31, 2017, in addition to a $4.5 million, or 55%, increase in professional services revenue. The increases are offset by the loss of a major customer and a $1.5 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2016. During 2017, volume revenue decreased by $1.8 million, or 24%, compared to 2016, as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2017		2016		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$143,159	92%	$142,022	95%	$1,137	1%
Professional services and other	12,754	8	8,244	5	4,510	55

Total	$155,913	100%	$150,266	100%	$5,647	4%

During 2017, subscription and support revenue increased by $1.1 million, or 1%, compared to 2016. The increase was primarily related to the continued growth of our customer base for our premium offerings, including sales to both new and existing customers during 2017. The increases are offset by the loss of a major customer during the first quarter of 2017. In addition, professional services and other revenue increased by $4.5 million, or 55%, primarily related to the size and number of professional services engagements during 2017compared to the prior year. During 2017, the increase in professional services revenue was primarily related to an increase in OTT application development projects. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2017		2016		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$91,358	59%	$92,912	62%	$(1,554)	(2)%

Europe	24,425	16	25,196	17	(771)	(3)
Japan	16,881	11	15,230	10	1,651	11
Asia Pacific	22,539	14	15,617	10	6,922	44
Other	710	0	1,311	1	(601)	(46)

International subtotal	64,555	41	57,354	38	7,201	13

Total	$155,913	100%	$150,266	100%	$5,647	4%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2017, total revenue for North America decreased $1.6 million, or 2%, compared to 2016. The reduction in revenue for North America is primarily related to the loss of a major customer in the first quarter of 2017 partially offset by increases in sales to new and existing customers. During 2017, total revenue outside of North America increased $7.2 million, or 13%, compared to 2016. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan. The increase in revenue from Asia Pacific and Japan is primarily related to an increase in revenue from professional services engagements related to OTT application development projects. These increases were partially offset by a $1.5 million reduction in revenue due to changes in foreign exchange rates compared to the exchange rates that were in effect during 2016.

Cost of Revenue

	Year Ended December 31,
	2017		2016		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,664	35%	$48,011	34%	$2,653	6%
Professional services and other	13,954	109	7,836	95	6,118	78

Total	$64,618	41%	$55,847	37%	$8,771	16%

During 2017, cost of subscription and support revenue increased $2.7 million, or 6%, compared to 2016. The increase resulted primarily from increases in content delivery network expenses, amortization of capitalized internal-use software development costs, partner commission expense and network hosting services of $1.2 million, $1.2 million, $799,000 and $791,000, respectively. Partner commission expense primarily relates to payments to third parties for the use of technology that is integrated with our Video Cloud product. There were also increases in maintenance expense, employee-related expense, costs associated with third-party software integrated with our service offering and stock-based compensation expense of $474,000, $316,000, $248,000 and $115,000, respectively. These increases were partially offset by decreases in depreciation expense, costs associated with the closure of certain facilities, and bandwidth costs, of $1.2 million, $843,000 and $426,000, respectively.

During 2017, cost of professional services and other revenue increased $6.1 million, or 78%, compared to 2016. This increase corresponds to the increase in professional services revenue and resulted primarily from increases in contractor and employee-related expenses of $4.4 million and $1.4 million, respectively. There was an increase in the mix of contractor expenses versus internal expenses in order to support various professional services projects.

Gross Profit

	Year Ended December 31,
	2017		2016		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$92,495	65%	$94,011	66%	$(1,516)	(2)%
Professional services and other	(1,200)	(9)	408	5	(1,608)	nm

Total	$91,295	59%	$94,419	63%	$(3,124)	(3)%

nm – not meaningful

The overall gross profit percentage was 59% and 63% for the years ended December 31, 2017 and 2016, respectively. The decrease is primarily due to an increase in revenue from professional services engagements, which has a lower gross margin as compared to subscription and support revenue. Subscription and support gross profit decreased $1.5 million, or 2%, compared to 2016 due to additional content delivery network expenses and network hosting services incurred in order to support the launch of a major customer. In addition, professional services and other gross profit decreased $1.6 million compared to 2016 due to the increase in contractor expenses in order to support various professional services projects.

Operating Expenses

	Year Ended December 31,
	2017		2016		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$31,850	20%	$30,171	20%	$1,679	6%
Sales and marketing	57,294	37	54,038	36	3,256	6
General and administrative	21,847	14	19,167	13	2,680	14
Merger-related	—	—	21	—	(21)	(100)

Total	$110,991	71%	$103,397	69%	$7,594	7%

Research and Development. During 2017, research and development expense increased by $1.7 million, or 6%, compared to 2016 primarily due to increases in employee-related, computer maintenance and support, stock-based compensation and contractor expenses of $1.7 million, $465,000, $288,000 and $246,000, respectively. These increases were partially offset by decreases in recruiting and relocation expense, travel expense, and amortization of acquired intangible assets of $382,000, $299,000 and $116,000, respectively. In future periods, we expect that our research and development expense will increase in absolute dollars as we continue to add employees, develop new features and functionality for our products, introduce additional software solutions and expand our product and service offerings.

Sales and Marketing. During 2017, sales and marketing expense increased by $3.3 million, or 6%, compared to 2016 primarily due to employee-related expense, commission expense, marketing programs and stock-based compensation expense of $2.2 million, $825,000, $565,000 and $430,000, respectively. There were also increases in computer maintenance and support and rent expense of $361,000 and $168,000, respectively. These increases were partially offset by decreases in travel expense, amortization of acquired intangible assets, contractor expense, and recruiting and relocation expense of $508,000, $267,000, $258,000 and $244,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels. We expect that such increases may fluctuate from period to period, however, due to the timing of marketing programs.

General and Administrative. During 2017, general and administrative expense increased by $2.7 million, or 14%, compared to 2016 primarily due to increases in outside accounting and legal fees, employee-related expense, and stock-based compensation expense of $2.2 million, $929,000 and $364,000, respectively. There were also increases in commission and travel expenses of $209,000 and $109,000, respectively. These increases were offset by decreases in contractor and recruiting and relocation expenses of $241,000 and $182,000, respectively, and the reversal of a sales tax accrual of $635,000. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-related. During 2017, merger-related expenses decreased $21,000, or 100%, when compared to 2016 due to a $21,000 decrease in costs associated with the retention of certain employees of Unicorn.

Other Expense, Net

	Year Ended December 31,
	2017		2016		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$124	—%	$99	—%	$25	25%
Interest expense	(26)	—	(63)	—	37	(59)
Other expense, net	449	—	(634)	—	1,083	(171)

Total	$547	—%	$(598)	—%	$1,145	(191)%

The interest expense during 2017 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other expenses, net was primarily due to foreign currency exchange gains recorded during 2017 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Year Ended December 31,
	2017		2016		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$370	—%	$410	—%	$(40)	(10)%

During 2017 and 2016, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

Cost of Revenue

	Year Ended December 31,				Change
	2016		2015
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$48,011	34%	$41,735	32%	$6,276	15%
Professional services and other	7,836	95	4,742	128	3,094	65

Total	$55,847	37%	$46,477	35%	$9,370	20%

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

Gross Profit

	Year Ended December 31,				Change
	2016		2015
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$94,011	66%	$89,275	68%	$4,736	5%
Professional services and other	408	5	(1,046)	(28)	1,454	139

Total	$94,419	63%	$88,229	65%	$6,190	7%

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

Operating Expenses

	Year Ended December 31,				Change
	2016		2015
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$30,171	20%	$29,302	22%	$869	3%
Sales and marketing	54,038	36	45,795	34	8,243	18
General and administrative	19,167	13	19,862	15	(695)	(3)
Merger-related	21	—	201	—	(180)	(90)

Total	$103,397	69%	$95,160	71%	$8,237	9%

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

General and Administrative. During 2016, general and administrative expense decreased by 695,000, or 3%, compared to 2015 primarily due to decreases in outside accounting and legal fees, stock-based compensation expense, bad debt expense, and rent expense of $1.3 million, $229,000, $179,000 and $109,000, respectively. These decreases were offset by increases in employee-related, recruiting and amortization of internal-use software development expenses of $700,000, $247,000 and $165,000, respectively. There were also increases in computer maintenance and support and commission expenses of $148,000 and $131,000, respectively. In future periods, we expect general and administrative expense will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

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

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2017	2016	2015
	(in thousands)
Purchases of property and equipment	$(1,102)	$(1,307)	$(1,390)
Depreciation and amortization	7,257	7,796	8,687
Cash flows (used in) provided by operating activities	(6,441)	11,077	9,081
Cash flows used in investing activities	(4,112)	(5,293)	(2,846)
Cash flows (used in) provided by financing activities	(544)	3,633	(1,412)

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2017 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2017 and 2016, we had $7.8 million and $5.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. The Company is still in the process of analyzing the impact of the Tax Cuts and Jobs Act on its indefinite reinvestment assertion. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 59 days at December 31, 2017 and 53 days at December 31, 2016.

Cash flows (used in) provided by operating activities.

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the year ended December 31, 2017 was $6.4 million. The cash flows used in operating activities resulted from net losses of $19.5 million and changes in our operating assets and liabilities of $1.6 million, partially offset by net non-cash charges of $14.7 million. Uses of cash included increases in accounts receivable and prepaid expenses of $3.8 million and $1.5 million, respectively, and a decrease in accrued expense of $2.9 million. These outflows were offset in part by increases in deferred revenue and accounts payable of $4.7 million and $1.8 million, respectively. Net non-cash expenses consisted primarily of $7.3 million for depreciation and amortization expense and $7.2 million for stock-based compensation expense.

Cash flows used in investing activities.

Cash used in investing activities during the year ended December 31, 2017 was $4.1 million, consisting primarily of $3.0 million for the capitalization of internal-use software costs and $1.1 million in capital expenditures to support the business.

Cash flows (used in) provided by financing activities.

Cash used in financing activities for the year ended December 31, 2017 was $545,000, consisting of payments under capital lease obligation, equipment financing and withholding tax on RSU vesting of $489,000, $307,000 and $269,000, respectively, offset in part by the proceeds received on the exercise of common stock options of $520,000.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of December 31, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604,000 in computer equipment. In February 2016, the Company drew down $604,000 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company repaid its obligation over a two year period through January 2018, and the amount outstanding was $26,000 as of December 31, 2017.

Net operating loss carryforwards.

As of December 31, 2017, we had federal and state net operating losses of approximately $161.9 million and $66.7 million, respectively, which are available to offset future taxable income, if any, through 2037. We had federal and state research and development tax credits of $6.1 million and $3.9 million, respectively, which expire in various amounts through 2037. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. We completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more likely than not that our net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2017 and 2016.

Based upon the level of historical income in Japan and future projections, we believe it is probable that we will realize the benefits of our future deductible differences. As such, we have not provided a valuation allowance against out net deferred tax assets as of December 31, 2017 and 2016.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for capital leases and equipment financing as well as content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2017:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$29,597	$8,384	$12,155	$6,964	$2,094
Capital lease obligations	231	231	—	—	—
Outstanding purchase obligations	23,829	15,833	7,996	—	—

Total	$53,657	$24,448	$20,151	$6,964	$2,094

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

Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2017	2016
Revenues generated in locations outside the United States	45%	42%
Revenues in currencies other than the United States dollar (1)	29%	28%
Expenses in currencies other than the United States dollar (1)	15%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2017 and 2016:

	Twelve Months Ended December 31, 2017
	Revenues	Expenses
Euro	6%	1%
British pound	7	6
Japanese Yen	11	4
Other	5	4

Total	29%	15%

	Twelve Months Ended December 31, 2016
	Revenues	Expenses
Euro	7%	2%
British pound	7	6
Japanese Yen	10	4
Other	4	3

Total	28%	15%

As of December 31, 2017 and 2016, we had $7.3 million and $5.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2017, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2017, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $4.5 million, decreased expenses by $2.6 million and decreased operating income by $1.9 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2017 and 2016.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $26.1 million at December 31, 2017. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $26,000 and $63,000 of interest expense during the years ended December 31, 2017 and 2016, respectively, related to interest paid on capital leases and an equipment financing. While we continue to incur interest expense in connection with our capital leases and equipment financing, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Brightcove Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Brightcove Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

February 28, 2018

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,132	$36,813
Accounts receivable, net of allowance of $146 and $154 at December 31, 2017 and December 31, 2016, respectively	25,236	21,575
Prepaid expenses	3,991	3,729
Other current assets	3,045	2,168

Total current assets	58,404	64,285
Property and equipment, net	9,143	9,264
Intangible assets, net	8,236	10,970
Goodwill	50,776	50,776
Deferred tax asset	87	121
Other assets	969	1,008

Total assets	$127,615	$136,424

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,142	$5,327
Accrued expenses	13,621	15,705
Capital lease liability	228	489
Equipment financing	26	307
Deferred revenue	39,370	34,665

Total current liabilities	59,387	56,493
Deferred revenue, net of current portion	244	91
Other liabilities	1,228	1,644

Total liabilities	60,859	58,228
Commitments and contingencies (Note 5)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,933,408 and 34,143,148 shares issued at December 31, 2017 and 2016, respectively	35	34
Additional paid-in capital	238,700	230,788
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(809)	(1,172)
Accumulated deficit	(170,299)	(150,583)

Total stockholders’ equity	66,756	78,196

Total liabilities and stockholders’ equity	$127,615	$136,424

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$143,159	$142,022	$131,010
Professional services and other revenue	12,754	8,244	3,696

Total revenue	155,913	150,266	134,706
Cost of revenue: (1) (2)
Cost of subscription and support revenue	50,664	48,011	41,735
Cost of professional services and other revenue	13,954	7,836	4,742

Total cost of revenue	64,618	55,847	46,477

Gross profit	91,295	94,419	88,229
Operating expenses: (1) (2)
Research and development	31,850	30,171	29,302
Sales and marketing	57,294	54,038	45,795
General and administrative	21,847	19,167	19,862
Merger-related	—	21	201

Total operating expenses	110,991	103,397	95,160

Loss from operations	(19,696)	(8,978)	(6,931)
Other income (expense):
Interest income	124	99	6
Interest expense	(26)	(63)	(96)
Other income (expense), net	449	(634)	(168)

Total other income (expense), net	547	(598)	(258)

Loss before income taxes	(19,149)	(9,576)	(7,189)
Provision for income taxes	370	410	391

Net loss	$(19,519)	$(9,986)	$(7,580)

Net loss per share — basic and diluted	$(0.57)	$(0.30)	$(0.23)

Weighted-average number of common shares used in computing net loss per share — basic and diluted	34,376	33,189	32,598

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$439	$324	$181
Cost of professional services and other revenue	251	217	181
Research and development	1,563	1,275	1,392
Sales and marketing	2,750	2,320	2,155
General and administrative	2,240	1,876	2,105
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$2,031	$2,031	$2,031
Research and development	11	126	126
Sales and marketing	692	959	955

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(19,519)	$(9,986)	$(7,580)
Other comprehensive (loss) income:
Foreign currency translation adjustments	363	(284)	(112)

Comprehensive loss	$(19,156)	$(10,270)	$(7,692)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock			Treasury Stock
	Shares	Par Value		Shares	Value
Balance at December 31, 2014	32,424,554	$32	$214,524	—	$—	$(776)	$(133,017)	$80,763
Issuance of common stock upon exercise of stock options	58,449	—	129	—	—	—	—	129
Issuance of common stock pursuant to restricted stock units	327,628	1	—	—	—	—	—	1
Return of common stock issued pursuant to settlement agreement	—	—		(135,000)	(871)	—	—	(871)
Withholding tax on restricted stock units vesting	—	—	(209)	—	—	—	—	(209)
Stock-based compensation expense	—	—	6,014	—	—	—	—	6,014
Foreign currency translation adjustment	—	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(7,580)	(7,580)

Balance at December 31, 2015	32,810,631	33	220,458	(135,000)	(871)	(888)	(140,597)	78,135
Issuance of common stock upon exercise of stock options	886,085	1	4,554	—	—	—	—	4,555
Issuance of common stock pursuant to restricted stock units	425,904	—	—	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(405)	—	—	—	—	(405)
Stock-based compensation expense	—	—	6,181	—	—	—	—	6,181
Issuance of common stock upon net exercise of stock warrants	20,528							—
Foreign currency translation adjustment	—	—	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	—	—	(9,986)	(9,986)

Balance at December 31, 2016	34,143,148	34	230,788	(135,000)	(871)	(1,172)	(150,583)	78,196
Issuance of common stock upon exercise of stock options	229,127	—	520	—	—	—	—	520
Issuance of common stock pursuant to restricted stock units	561,133	1	(1)	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(268)	—	—	—	—	(268)
Stock-based compensation expense	—	—	7,464	—	—	—	—	7,464
Impact of adoption of ASU 2016-09 as of January 1, 2017	—	—	197	—	—	—	(197)	—
Foreign currency translation adjustment	—	—	—	—	—	363	—	363
Net loss	—	—	—	—	—	—	(19,519)	(19,519)

Balance at December 31, 2017	34,933,408	$35	$238,700	(135,000)	$(871)	$(809)	$(170,299)	$66,756

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net loss	$(19,519)	$(9,986)	$(7,580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,257	7,796	8,687
Stock-based compensation	7,243	6,012	6,014
Deferred income taxes	38	(47)	(27)
Provision for reserves on accounts receivable	203	230	408
Loss on disposal of equipment	—	155	68
Gain from settlement of escrow claim	—	—	(871)
Changes in assets and liabilities:
Accounts receivable	(3,811)	(559)	(157)
Prepaid expenses and other current assets	(1,484)	(894)	680
Other assets	56	(299)	(256)
Accounts payable	1,758	733	1,751
Accrued expenses	(2,930)	3,172	137
Deferred revenue	4,748	4,764	227

Net cash (used in) provided by operating activities	(6,441)	11,077	9,081
Investing activities
Cash paid for purchase of intangible asset	—	(300)	—
Purchases of property and equipment, net of returns (Note 2)	(1,102)	(1,307)	(1,390)
Capitalized internal-use software costs	(3,010)	(3,887)	(1,456)
Decrease in restricted cash	—	201	—

Net cash used in investing activities	(4,112)	(5,293)	(2,846)
Financing activities
Proceeds from exercise of stock options	520	4,555	129
Payments of withholding tax on RSU vesting	(268)	(405)	(209)
Proceeds from equipment financing	—	604	1,704
Payments on equipment financing (Note 8)	(307)	(271)	(1,704)
Payments under capital lease obligation	(489)	(850)	(1,332)

Net cash (used in) provided by financing activities	(544)	3,633	(1,412)
Effect of exchange rate changes on cash and cash equivalents	416	(241)	(102)

Net (decrease) increase in cash and cash equivalents	(10,681)	9,176	4,721
Cash and cash equivalents at beginning of period	36,813	27,637	22,916

Cash and cash equivalents at end of period	$26,132	$36,813	$27,637

Supplemental disclosure of cash flow information
Cash paid for income taxes	$500	$351	$263

Cash paid for interest	$26	$63	$96

Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$221	$169	$—

Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$28	$20	$38

Unpaid purchases of property and equipment	$138	$83	$1,177

See accompanying notes.

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Brightcove Inc. (the Company) is a leading global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At December 31, 2017, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2017 or 2016.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of December 31, 2017 and 2016 consist of the following:

	December 31, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,972	$17,972	$17,972
Money market funds	Demand	8,160	8,160	8,160

Total cash and cash equivalents		$26,132	$26,132	$26,132

	December 31, 2016
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$23,942	$23,942	$23,942
Money market funds	Demand	12,871	12,871	12,871

Total cash and cash equivalents		$36,813	$36,813	$36,813

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease liabilities and equipment financing, approximated their fair values at December 31, 2017 and 2016, due to the short-term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 4 for further discussion.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2017	$154	$203	$(211)	$146
Year ended December 31, 2016	332	230	(408)	154
Year ended December 31, 2015	181	408	(257)	332

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

For the years ended December 31, 2017, 2016 and 2015, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2017 and 2016, no individual customer accounted for more than 10% of net accounts receivable.

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

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $3,239, $4,038 and $1,488, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $1,867, $690 and $469 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2017	2016
Computer equipment	3	17,157	$18,750
Software	3 - 6	17,996	14,648
Furniture and fixtures	5	2,396	1,995
Leasehold improvements	Shorter of lease term or the estimated useful life	1,366	1,202

		38,915	36,595
Less accumulated depreciation and amortization		29,772	27,331

		$9,143	$9,264

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2017, 2016 and 2015 was $4,523, $4,860 and $5,575, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement. Refer to Note 8 for a discussion of the equipment financing.

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

For the years ended December 31, 2017, 2016 and 2015, the Company has not identified any impairment of its long-lived assets.

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

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2017 and 2016.

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

In accordance with ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2017 and 2016, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2017 and 2016.

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

The following potentially dilutive common shares have been excluded from the computation of dilutive net loss per share as of December 31, 2017, 2016 and 2015, as their effect would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Options outstanding	4,127	4,291	4,139
Restricted stock units outstanding	2,050	1,668	1,043
Warrants	—	19	28

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2017 or 2016.

Stock-Based Compensation

At December 31, 2017, the Company had four stock-based compensation plans, which are more fully described in Note 6.

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant. For service-based options, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant.

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. The expected volatility of options granted has been determined using a weighted-average of the historical volatility measures of a peer group of companies that issued options with substantially similar terms as well as the historical volatility of the Company’s own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted during the years ended December 31, 2017, 2016 and 2015, was $3.08, $4.01 and $3.10 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.08%	1.75%	1.96%
Expected volatility	42%	45%	46%
Expected life (in years)	6.1	6.2	6.2
Expected dividend yield	—	—	—

For the years ended December 31, 2017, 2016 and 2015, total stock-based compensation expense was $7,243, $6,012 and $6,014, respectively. As of December 31, 2017, there was $18,232 of total unrecognized stock-based compensation expense related to stock based awards that is expected to be recognized over a weighted-average period of 2.06 years.

In July 2017, the Company entered into a separation agreement with its former Chief Executive Officer (“CEO”), which accelerated the vesting schedule of certain existing stock-based awards held by the CEO. The incremental stock-based compensation expense as a result of the modification of these stock-based awards was $186 for the year ended December 31, 2017. Further, the vesting schedule of certain other stock-based awards held by the CEO accelerates upon a change in control of the Company on or prior to December 31, 2017, which would result in an additional $220 of stock-based compensation expense upon such change in control. As there was not a change in control of the Company, the additional stock-based compensation was not recognized.

On January 1, 2017, the Company adopted ASU 2016-09. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. As this policy change was applied prospectively, prior periods have not been adjusted. The Company recorded a cumulative effect adjustment in the three months ended March 31, 2017, which increased accumulated deficit and additional paid-in-capital by $197.

Prior to the adoption of ASU 2016-09 on January 1, 2017, the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from estimates. The Company used historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differed from our estimates, and the difference was recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2016 and 2015, the Company applied an estimated forfeiture rate of approximately 17%, and 17%, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations was not material.

See Note 6 for a summary of the stock option and restricted stock activity under the Company’s stock-based compensation plans for the year ended December 31, 2017.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2,485, $2,137 and $2,081 for the years ended December 31, 2017, 2016 and 2015, respectively.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) (“ASC 606”), the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASC 606 by one year. ASC 606 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods.

The Company will adopt ASC 606 on January 1, 2018. The Company has elected to apply the modified retrospective method of adoption. The adoption of ASC 606 is expected to have a material effect on the Company’s consolidated financial statements. In addition to the enhanced footnote disclosures related to customer contracts, the Company anticipates that the most significant impact of the new standard will relate to variable consideration and costs to obtain a contract. In order to complete this assessment, the Company is continuing to update and enhance its internal accounting systems and internal controls over financial reporting.

Variable Consideration

Contracts for premium customers generally provide the customer with a maximum annual level of entitlements and provide the rate at which the customer must pay for actual usage above the annual entitlement allowance. Under ASC 605, if usage exceeds the annual allowance level for a particular customer arrangement, the associated revenue is recognized in the period that the additional usage occurs. Under ASC 606, when the transaction price includes a variable amount, an entity is required to estimate the consideration that is expected to be received for a particular customer arrangement. The Company will evaluate variable consideration for usage based fees at contract inception and re-evaluate quarterly over the course of the contract. Specifically, the Company will estimate the revenue pertaining to a customer’s usage that is expected to exceed the annual entitlement allowance and allocate such revenue to the distinct service within the related contract that gives rise to the variable payment. Estimates of variable consideration relating to customer usage should not include amounts for which it is probable that a significant reversal will occur. Determining the amount of variable consideration to recognize as revenue involves significant judgment on the part of management and it is possible that actual revenue will deviate from estimates over the course of a customer’s committed contract term. The Company has not yet completed its assessment of variable consideration relating to customer usage under ASC 606 and is still evaluating the impact on its results of operations. However, the Company’s preliminary assessment is that there will be a material impact to retained earnings upon adoption.

Costs to Obtain a Contract

Commissions are paid to internal sales representatives as compensation for obtaining contracts. Under ASC 606, the Company will capitalize commissions that are incremental as a result of costs incurred to obtain a customer contract if those costs are not within the scope of another topic within the accounting literature and meet the specified criteria. Assets recognized for costs to obtain a contract will be amortized over the period of performance for the underlying customer contracts. The commission expense on contracts with new customers was previously recorded over the respective contract term. Under ASC 606, the commission expense on contracts with new customers will be recorded over the average life of a customer given the commission amount associated with sales to new customers is not commensurate with the commission amount associated with the contract renewal for those same customers. The commission amount associated with the renewal of a contract in addition to any related incremental sale was previously recorded as expense in the quarter the commission was earned; however, under ASC 606 these commission amounts will be recorded as expense over the term of the renewed contract. These assets will be periodically assessed for impairment. The Company has not yet completed its assessment of costs to obtain a contract under ASC 606 and is still evaluating the impact on its results of operations. However, the Company’s preliminary assessment is that there will be a material impact to retained earnings upon adoption.

Other Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not plan to early adopt ASU 2017-04, and the Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted this guidance effective January 1, 2018 and does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. Refer to Note 7, Income Taxes, for additional information regarding this new tax legislation.

In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which the Company has accounted for with provisional estimates at December 31, 2017, the Company continues to analyze the provisions of tax reform that become effective for the Company in 2018 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

3. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2017:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$9,431	$4,792
Customer relationships	11	6,257	2,813	3,444
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$22,760	$14,524	$8,236

Finite-lived intangible assets consist of the following as of December 31, 2016:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$7,400	$6,823
Customer relationships	11	6,257	2,147	4,110
Non-compete agreements	3	1,912	1,875	37
Tradename	3	368	368	—

Total		$22,760	$11,790	$10,970

Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015 was $2,734, $3,116 and $3,112, respectively.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2018	$2,317
2019	1,603
2020	1,585
2021	1,327
2022	370
2023 and thereafter	1,034

Total	$8,236

The carrying amount of goodwill was $50,776 as of December 31, 2017 and 2016.

4. Fair Value Measurements

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2017 and 2016:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,160	$—	$—	$8,160

Total assets	$8,160	$—	$—	$8,160

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$12,871	$—	$—	$12,871

Total assets	$12,871	$—	$—	$12,871

Realized gains and losses from sales of the Company’s investments are included in “Other income (expense), net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2017 or 2016.

5. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through January 2024. Future minimum rental commitments under operating leases at December 31, 2017 are as follows:

Year Ending December 31,	Operating Lease Commitments
2018	$8,384
2019	6,990
2020	5,165
2021	4,952
2022	2,013
2023 and thereafter	2,094

$29,598

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2,404.

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2017 and 2016, the Company had deferred rent and rent incentives of $1,464 and $1,579, respectively, of which $1,102 and $1,320, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $6,608, $6,334 and $6,831, respectively. Income from sublease rental activity amounted to $285, $219 and $185, respectively, for the years ended December 31, 2017, 2016 and 2015.

In addition to the operating obligations noted in the table above, during the year ended December 31, 2017, the Company recorded cost of revenue of $845, $695 of which represented the settlement amount due upon signing a termination agreement relating to the facilities and $150 represented a loss on disposal of assets in connection with the closure of the facilities for the purpose of consolidating data centers.

Capital Lease Commitments

The Company leases certain computer equipment and support under non-cancelable capital leases. The lease arrangements expire at various dates through September 2018. Future minimum rental commitments under capital leases at December 31, 2017 are as follows:

Year Ending December 31,	Capital Lease Commitments
2018	$231
Less – interest on capital leases	3

$228

At December 31, 2017, total assets under capital leases were $1.2 million and related accumulated amortization was $940,000.

In addition to the operating lease and capital lease commitments discussed above, as of December 31, 2017, the Company had non-cancelable commitments of $15,833, $7,823 and $173 payable in 2018, 2019 and 2020, respectively, primarily for content delivery network services, hosting and other support services.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against Brightcove are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin Brightcove from using any of the allegedly misappropriated information or communicating with customers whose information was allegedly taken, and seeking the return of any information that was taken. On June 16, 2017, Brightcove filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court has not ruled on Ooyala’s motion for preliminary injunction. The Company expects the court to issue a schedule order in the near term. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against Brightcove and Brightcove’s subsidiary Brightcove Holdings, Inc. (collectively, in this paragraph, “Brightcove”) in the United States District Court for the District of Delaware. The complaint alleges that Brightcove infringed five patents related to file compression technology. The complaint seeks monetary damages and injunctive relief. On December 1, 2017, Realtime filed an amended complaint, adding two additional patents to its claims. Brightcove filed a motion to dismiss on January 26, 2018. Realtime filed an opposition to the motion to dismiss on February 9, 2018 and Brightcove filed a reply on February 16, 2018. A ruling on the motion to dismiss has not yet been issued by the court. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2017, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

6. Stockholders’ Equity

Common Stock

Common stockholders are entitled to one vote per share. Holders of common stock are entitled to receive dividends, when and if declared by the Board.

Treasury Stock

The Company has recorded 135,000 shares as treasury stock as of December 31, 2017 and 2016.

Equity Incentive Plans

At December 31, 2017, the Company had four stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan), the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan), and the Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan).

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

At December 31, 2017, 1,429,022 shares were available for issuance under all stock-based compensation plans.

The following is a summary of the stock option activity for all stock option plans during the year ended December 31, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	4,150,584	$7.17
Granted	483,727	7.03
Exercised	(229,127)	2.27		$1,243
Cancelled	(480,871)	8.05

Outstanding at December 31, 2017	3,924,313	$7.33	6.30	$3,783

Exercisable at December 31, 2017	2,430,839	$7.23	5.37	$3,052

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2017 of $7.10 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2016 and 2015 was $5,159 and $281, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the RSU activity during the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2016	1,902,577	$7.84
Granted	1,189,973	6.95
Vested and issued	(561,133)	7.47
Cancelled	(312,713)	7.80

Unvested by December 31, 2017	2,218,704	$7.44

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

Common Stock Reserved for Future Issuance

At December 31, 2017, the Company has reserved the following shares of common stock for future issuance:

December 31, 2017
Common stock options outstanding	3,924,313
Restricted stock unit awards outstanding	2,218,704
Shares available for issuance under all stock-based compensation plans	1,429,022

Total shares of authorized common stock reserved for future issuance	7,572,039

7. Income Taxes

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(20,528)	$(10,756)	$(8,028)
Foreign	1,379	1,180	839

Total	$(19,149)	$(9,576)	$(7,189)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current provision:
Federal	$—	$—	$—
State	21	33	29
Foreign	311	424	389

Total current	332	457	418

Deferred (benefit):
Federal	—	—	—
State	—	—	—
Foreign	38	(47)	(27)

Total deferred	38	(47)	(27)

Total provision	$370	$410	$391

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes	(4.1)	(6.1)	3.4
Change in tax rate	103.9	0.1	3.0
Permanent differences	7.1	11.7	34.7
Foreign rate differential	(0.7)	(1.1)	(1.2)
Research and development credits	(3.7)	(6.7)	(9.6)
Change in valuation allowance	(66.3)	40.8	7.7
Other, net	(0.3)	(0.4)	1.4

Effective tax rate	1.9%	4.3%	5.4%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2017 and 2016 is as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$37,964	$45,850
Tax credit carry-forwards	9,173	7,654
Stock-based compensation	1,856	2,236
Fixed Assets	267	154
Account receivable reserves	189	219
Accrued compensation	851	2,232
Capitalized start-up costs	138	279
Other temporary differences	371	761

Total deferred tax assets	50,809	59,385
Deferred tax liabilities:
Intangible assets	(3,611)	(5,962)

Total deferred tax liabilities	(3,611)	(5,962)

Valuation allowance	(47,111)	(53,302)

Net deferred tax assets	$87	$121

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2017 and 2016, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The decrease in the valuation allowance from 2016 to 2017 of $6.2 million principally relates to the reduction in federal deferred tax rate offset by the current year taxable loss.

Based upon the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of December 31, 2017 and 2016.

As of December 31, 2017, the Company had federal and state net operating losses of approximately $161.9 million and $66.7 million, respectively, which are available to offset future taxable income, if any, through 2037. The Company also had federal and state research and development tax credits of $6.1 million and $3.9 million, respectively, which expire in various amounts through 2037. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. Through June 30, 2014, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2017 and 2016, the Company had no recorded liabilities for uncertain tax positions.

At December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2014 through 2017. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2012.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of December 31, 2017, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by an increase or decrease in the Company’s valuation allowance as any transition tax will result in use of the net operating loss deferred tax asset, which is fully offset by a valuation allowance along with all other net deferred tax assets.

No additional U.S. income taxes or foreign withholding taxes have been provided for any additional outside basis differences inherent in the Company’s foreign entities as these amounts continue to be indefinitely reinvested in foreign operations based on management’s current intentions. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. The Company is still in the process of analyzing the impact of the Act on its indefinite reinvestment assertion.

8. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of December 31, 2017. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2017.

On December 31, 2015, the Company entered into an equipment financing agreement with a lender (the “December 2015 Equipment Financing Agreement”) to finance the purchase of $604 in computer equipment. In February 2016, the Company drew down $604 under the December 2015 Equipment Financing Agreement, and the liability was recorded at fair value using a market interest rate. The Company repaid its obligation over a two year period through January 2018, and the amount outstanding was $26 as of December 31, 2017.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
Accrued payroll and related benefits	$4,436	$7,089
Accrued sales and other taxes	1,363	2,275
Accrued professional fees and outside contractors	2,021	1,082
Accrued content delivery	2,390	2,013
Accrued other liabilities	3,411	3,246

Total	$13,621	$15,705

10. Segment Information

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2017	2016	2015
Revenue:
North America	$91,358	$92,912	$86,106
Europe	24,425	25,196	25,380
Japan	16,881	15,230	9,061
Asia Pacific	22,539	15,617	12,380
Other	710	1,311	1,779

Total revenue	$155,913	$150,266	$134,706

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $85,459, $87,302 and $80,455 during the years ended December 31, 2017, 2016 and 2015, respectively. Revenue from customers located in Japan was $16,881, $15,230 and $9,061 during the years ended December 31, 2017, 2016 and 2015, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and December 31, 2016, property and equipment at locations outside the U.S. was not material.

11. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2017, 2016 and 2015, the Company has made contributions to the plan of $425, $336 and $276, respectively.

12. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2017. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the three months ended:
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Revenue	$40,101	$39,487	$38,753	$37,572	$38,625	$38,389	$36,960	$36,292
Gross profit	23,783	22,983	22,175	22,354	23,272	24,612	23,507	23,028
Loss from operations	(1,331)	(5,349)	(7,884)	(5,132)	(3,684)	(1,552)	(2,211)	(1,531)
Net loss	(1,372)	(5,396)	(7,678)	(5,073)	(4,363)	(1,618)	(2,398)	(1,607)

Basic net loss per share	(0.04)	(0.16)	(0.22)	(0.15)	(0.13)	(0.05)	(0.07)	(0.05)
Diluted net loss per share	(0.04)	(0.16)	(0.22)	(0.15)	(0.13)	(0.05)	(0.07)	(0.05)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Brightcove Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3) Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.4* (8)	Brightcove Inc. RSU Inducement Plan.

4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

10.1* (10)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (11)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (12)	2012 Stock Incentive Plan of the Registrant.

10.4†* (13)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5†* (14)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (15)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (16)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (17)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

10.9* (18)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

10.10* (19)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

10.11* (20)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (21)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

10.13†* (22)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

Exhibits

10.14†* (23)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (24)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

10.16* (25)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (26)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (27)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (28)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (29)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (30)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (31)	Non-Employee Director Compensation Policy.

10.23†* (32)	Senior Executive Incentive Bonus Plan.

10.24†* (33)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (34)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (35)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (36)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.28†* (37)	Separation Agreement dated July 24, 2017 between the Registrant and David Mendels.

10.29†* (38)	Amendment to Employment Agreement dated July 24, 2017 between the Registrant and Andrew Feinberg.

10.30†* (39)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibits

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2014.
(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(11)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(12)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(13)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(14)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(15)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(16)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(17)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2014.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.
(21)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(22)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(23)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(24)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(25)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.
(26)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.
(27)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(28)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(29)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014.
(31)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(32)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(33)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(34)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(35)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(36)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(37)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on July 26, 2017.
(38)	Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on July 26, 2017.
(39)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 26, 2017.
*	Incorporated herein by reference.
**	Filed herewith.
•	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2018.

BRIGHTCOVE INC.

By:	/s/ Andrew Feinberg

Andrew Feinberg
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

Name	Title	Date

/s/ Andrew Feinberg Andrew Feinberg	Chief Executive Officer (Principal Executive Officer)	February 28, 2018

/s/ Kevin R. Rhodes Kevin R. Rhodes	Chief Financial Officer (Principal Financial Officer)	February 28, 2018

/s/ Christopher Stagno Christopher Stagno	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018

/s/ Gary Haroian Gary Haroian	Chairman of the Board of Directors	February 28, 2018

/s/ Deborah Besemer Deborah Besemer	Director	February 28, 2018

/s/ Derek Harrar Derek Harrar	Director	February 28, 2018

/s/ Diane Hessan Diane Hessan	Director	February 28, 2018

/s/ Scott Kurnit Scott Kurnit	Director	February 28, 2018

/s/ David Orfao David Orfao	Director	February 28, 2018