Form 10-Q
period 2018-03-31
BRIGHTCOVE INC
filed 2018-05-02
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018 there were 35,354,206 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,419	$26,132
Accounts receivable, net of allowance of $137 and $146 at March 31, 2018 and December 31, 2017, respectively	27,408	25,236
Prepaid expenses	5,274	3,991
Other current assets	7,953	3,045

Total current assets	67,054	58,404
Property and equipment, net	10,083	9,143
Intangible assets, net	7,562	8,236
Goodwill	50,776	50,776
Deferred tax asset	93	87
Other assets	2,141	969

Total assets	$137,709	$127,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,866	$6,142
Accrued expenses	14,480	13,621
Capital lease liability	121	228
Equipment financing	—	26
Deferred revenue	43,200	39,370

Total current liabilities	63,667	59,387
Deferred revenue, net of current portion	148	244
Other liabilities	1,134	1,228

Total liabilities	64,949	60,859
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,118,049 and 34,933,408 shares issued at March 31, 2018 and December 31, 2017, respectively	35	35
Additional paid-in capital	241,109	238,700
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(562)	(809)
Accumulated deficit	(166,951)	(170,299)

Total stockholders’ equity	72,760	66,756

Total liabilities and stockholders’ equity	$137,709	$127,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$37,867	$34,242
Professional services and other revenue	3,327	3,330

Total revenue	41,194	37,572
Cost of revenue: (1) (2)
Cost of subscription and support revenue	13,456	12,154
Cost of professional services and other revenue	3,755	3,064

Total cost of revenue	17,211	15,218

Gross profit	23,983	22,354
Operating expenses: (1) (2)
Research and development	7,775	8,194
Sales and marketing	13,234	13,901
General and administrative	5,390	5,391

Total operating expenses	26,399	27,486

Loss from operations	(2,416)	(5,132)
Other income, net	271	138

Loss before income taxes	(2,145)	(4,994)
Provision for income taxes	112	79

Net loss	$(2,257)	$(5,073)

Net loss per share - basic and diluted	$(0.06)	$(0.15)

Weighted-average number of common shares used in computing net loss per share	34,923,215	34,056,104

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$114	$102
Cost of professional services and other revenue	40	60
Research and development	346	407
Sales and marketing	665	746
General and administrative	503	475
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$508	$508
Research and development	—	11
Sales and marketing	166	193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(2,257)	$(5,073)
Other comprehensive income:
Foreign currency translation adjustments	247	180

Comprehensive loss	$(2,010)	$(4,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(2,257)	$(5,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,644	1,734
Stock-based compensation	1,668	1,790
Provision for reserves on accounts receivable	13	222
Changes in assets and liabilities:
Accounts receivable	(2,038)	(1,011)
Prepaid expenses and other current assets	(616)	(2,221)
Other assets	(179)	37
Accounts payable	(128)	695
Accrued expenses	(80)	(3,870)
Deferred revenue	2,908	1,102

Net cash provided by (used in) operating activities	935	(6,595)
Investing activities
Purchases of property and equipment, net of returns	(538)	(378)
Capitalized internal-use software costs	(1,001)	(603)

Net cash used in investing activities	(1,539)	(981)
Financing activities
Proceeds from exercise of stock options	683	79
Payments of withholding tax on RSU vesting	(6)	(118)
Payments on equipment financing	(26)	(76)
Payments under capital lease obligation	(107)	(174)

Net cash provided by (used in) financing activities	544	(289)
Effect of exchange rate changes on cash and cash equivalents	347	220

Net increase (decrease) in cash and cash equivalents	287	(7,645)
Cash and cash equivalents at beginning of period	26,132	36,813

Cash and cash equivalents at end of period	$26,419	$29,168

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2018, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to revenue recognition as described in Note 2, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2018 and 2017. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2018, other than the changes to revenue recognition as described in Note 2, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed.

2. Revenue from Contracts with Customers

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates revenue recognition guidance into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) (“ASC 606”). The Company adopted ASC 606 on January 1, 2018 and applied the modified retrospective method of adoption with a cumulative catch-up adjustment to the opening balance of retained earnings at January 1, 2018. Under this method, the Company applied the revised guidance for the year of adoption and applied ASC Topic 605, Revenue Recognition (“ASC 605”), in the prior years. As a result, the Company applied ASC 606 only to contracts that were not yet completed as of January 1, 2018. The Company recognized a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

1)	Identify the contract with a customer

2)	Identify the performance obligations in the contract

3)	Determine the transaction price

4)	Allocate the transaction price to performance obligations in the contract

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue

The Company classifies its customers by including them in either premium or volume offerings. For premium offerings, the Company organizes its go-to-market approach by focusing its sales and marketing teams on selling primarily to (i) media companies, who generally want to distribute video content to a broad audience and (ii) digital marketers in a wide range of enterprises and organizations, who generally use video for marketing or enterprise communication purposes.

The following table summarizes revenue from contracts with customers by business unit for the three months ended March 31, 2018.

Revenue by Business Unit
Media	$22,972
Digital Marketing / Enterprise	16,980
Volume	1,242

Total	41,194

Subscription and Support

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum annual level of entitlement, and provide the rate at which the customer must pay for actual usage above the annual entitlement allowance. These subscription arrangements are considered stand ready obligations that are providing a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. As such, these subscription arrangements are treated as a single performance obligation and the related fees are recognized as revenue ratably over the term of the underlying arrangement.

Under ASC 605, if usage exceeded the annual allowance level for a particular customer arrangement, the associated revenue was recognized in the period that the additional usage occurred. Under ASC 606, when the transaction price includes a variable amount of consideration, an entity is required to estimate the consideration that is expected to be received for a particular customer arrangement. The Company evaluates variable consideration for usage-based fees at contract inception and re-evaluates quarterly over the course of the contract. Specifically, the Company estimates the revenue pertaining to a customer’s usage that is expected to exceed the annual entitlement allowance and allocates such revenue to the distinct service within the related contract that gives rise to the variable payment. Estimates of variable consideration include analyzing customer usage against the applicable entitlement limit at the end of each reporting period and estimating the amount and timing of additional amounts to be invoiced in connection with projected usage. Estimates of variable consideration relating to customer usage do not include amounts for which it is probable that a significant reversal will occur. Determining the amount of variable consideration to recognize as revenue involves significant judgment on the part of management and it is possible that actual revenue will deviate from estimates over the course of a customer’s committed contract term.

Contracts with customers that are month-to-month arrangements (volume customers) have a maximum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly allowable usage. The monthly volume subscription and support and usage fees are recognized as revenue during the related period of performance. Contracts with customers that are invoiced on a pay-as-you-go basis, where there is no monthly or annual commitment for usage, provide the rate at which the customer must pay for actual usage for a particular period. Fees that are invoiced on a pay-as-you-go basis are recognized as revenue during the period of performance.

Professional Services and Other Revenue

Professional services and other revenue consist of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are priced either on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed, or on a time and materials basis. Professional services and other revenue sold on a stand-alone basis are recognized as the services are performed, subject to any refund or other obligation.

Contracts with Multiple Performance Obligations

The Company periodically enters into multiple-element service arrangements that include platform subscription fees, support fees, and, in certain cases, other professional services. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Performance obligations are identified based on services to be transferred to a customer that are both capable of being distinct and are distinct within the context of the contract. Once the Company determines the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The transaction price post allocation is recognized as revenue as the related performance obligation is satisfied.

Costs to Obtain a Contract

Commissions are paid to internal sales representatives as compensation for obtaining contracts. Under the new guidance, the Company capitalizes commissions that are incremental, as a result of costs incurred to obtain a customer contract, if those costs are not within the scope of another topic within the accounting literature and meet the specified criteria. Assets recognized for costs to obtain a contract are amortized over the period of performance for the underlying customer contracts. The commission expense on contracts with new customers was previously recorded over the respective contract term. Under the new guidance, the commission expense on contracts with new customers will be recorded over the average life of a customer given the commission amount associated with sales to new customers is not commensurate with the commission amount associated with the contract renewal for those same customers. The commission amount associated with the renewal of a contract in addition to any commission amount related to incremental sales was previously recorded as expense in the quarter the commission was earned; however, under ASC 606 these commission amounts are recorded as expense over the term of the renewed contract. These assets are periodically assessed for impairment.

Financial Statement Impact of Adoption ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made on the condensed consolidated balance sheet as of January 1, 2018.

	As Reported	Adjustments		Adjusted
	December 31, 2017	Subscription and Support Revenue	Costs to Obtain a Contract	January 1, 2018
Assets
Current assets:
Cash and cash equivalents	$26,132			$26,132
Accounts receivable, net	25,236	926		26,162
Prepaid expenses	3,991			3,991
Other current assets	3,045	1,861	3,384	8,290

Total current assets	58,404	2,787	3,384	64,575
Property and equipment, net	9,143			9,143
Intangible assets, net	8,236			8,236
Goodwill	50,776			50,776
Deferred tax asset	87			87
Other assets	969		978	1,947

Total assets	$127,615	$2,787	$4,362	$134,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,142			$6,142
Accrued expenses	13,621			13,621
Capital lease liability	228			228
Equipment financing	26			26
Deferred revenue	39,370	1,429		40,799

Total current liabilities	59,387	1,429	—	60,816
Deferred revenue, net of current portion	244	115		359
Other liabilities	1,228			1,228

Total liabilities	60,859	1,544	—	62,403
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock	—			—
Common stock	35			35
Additional paid-in capital	238,700			238,700
Treasury stock	(871)			(871)
Accumulated other comprehensive loss	(809)			(809)
Accumulated deficit	(170,299)	1,243	4,362	(164,694)

Total stockholders’ equity	66,756	1,243	4,362	72,361

Total liabilities and stockholders’ equity	$127,615	$2,787	$4,362	$134,764

Subscription and Support

Under ASC 606, the Company estimates the variable consideration to be received and recognizes those amounts, subject to constraint, as the Company satisfies its performance obligation. In conjunction with the January 1, 2018 adoption of ASC 606, the Company reduced accumulated deficit by $1,243 reflecting the recognition of revenue primarily relating to variable consideration, for contracts that still require performance by the entity at the date of adoption.

Costs to Obtain a Contract

Under the new guidance, the commission expense on contracts with new customers will be recorded over the average life of a customer given the commission amount associated with sales to new customers is not commensurate with the commission amount associated with the contract renewal for those same customers. The commission amount associated with the renewal of a contract in addition to any related incremental sale is recorded as expense over the term of the renewed contract. The net impact of these changes resulted in a $4,362 reduction to accumulated deficit for contracts that still require performance by the Company at the date of adoption.

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue and the reduction of expense as of December 31, 2017, which in turn generated additional deferred tax liabilities that ultimately reduced the Company’s net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect.

	As of March 31, 2018
Balance Sheet	As reported	Pro forma as if the previous accounting guidance was in effect
Assets
Current assets:
Cash and cash equivalents	$26,419	$26,419
Accounts receivable, net	27,408	26,180
Prepaid expenses	5,274	5,274
Other current assets	7,953	2,854

Total current assets	67,054	60,727
Property and equipment, net	10,083	10,083
Intangible assets, net	7,562	7,562
Goodwill	50,776	50,776
Deferred tax asset	93	93
Other assets	2,141	1,043

Total assets	$137,709	$130,284

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,866	$5,866
Accrued expenses	14,480	14,480
Capital lease liability	121	121
Deferred revenue	43,200	41,613

Total current liabilities	63,667	62,080
Deferred revenue, net of current portion	148	148
Other liabilities	1,134	1,134

Total liabilities	64,949	63,362
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock	—	—
Common stock	35	35
Additional paid-in capital	241,109	241,109
Treasury stock	(871)	(871)
Accumulated other comprehensive loss	(562)	(562)
Accumulated deficit	(166,951)	(172,789)

Total stockholders’ equity	72,760	66,922

Total liabilities and stockholders’ equity	$137,709	$130,284

Total reported assets were $7,425 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to impacts of variable consideration and costs to obtain a contract.

Total reported liabilities were $1,587 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to the impact of variable consideration.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605.

	As of March 31, 2018
Statement of Operations	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue:
Subscription and support revenue	$37,867	$37,913
Professional services and other revenue	3,327	3,327

Total revenue	41,194	41,240
Cost of revenue: (1) (2)
Cost of subscription and support revenue	13,456	13,456
Cost of professional services and other revenue	3,755	3,755

Total cost of revenue	17,211	17,211

Gross profit	23,983	24,029
Operating expenses: (1) (2)
Research and development	7,775	7,775
Sales and marketing	13,234	13,513
General and administrative	5,390	5,390

Total operating expenses	26,399	26,678

Loss from operations	(2,416)	(2,649)
Other income (expense), net	271	271

Loss before income taxes	(2,145)	(2,378)
Provision for income taxes	112	112

Net loss	$(2,257)	$(2,490)

Net loss per share—basic and diluted	$(0.06)	$(0.07)

Weighted-average number of common shares used in computing net loss per share	34,923,215	34,923,215

The primary difference in subscription and support revenue relates to the impacts of applying the variable consideration guidance under ASC 606. Under the previous guidance, subscription and support revenue would have been approximately $46 higher as revenue for usage based fees, for contracts with annual entitlement allowances, was recognized in the month of such usage. Under ASC 606, usage based fees, for contracts with annual entitlement allowances, are recognized as revenue over the term of the underlying arrangement.

Sales and marketing expense, under the previous guidance, would have increased by approximately $279 due to a portion of the commission payments being recorded immediately to expense at the time a liability was recorded. In addition, certain commission amounts that were amortized to expense over the underlying term of the arrangement are now amortized over the average customer life under ASC 606.

The net impact of accounting for revenue under the new guidance increased net loss per share by $0.01 per basic and diluted share.

	As of March 31, 2018
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance was in effect
Operating activities
Net loss	$(2,257)	$(2,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,644	1,644
Stock-based compensation	1,668	1,668
Provision for reserves on accounts receivable	13	13
Changes in assets and liabilities:
Accounts receivable	(2,038)	(811)
Prepaid expenses and other current assets	(616)	(761)
Other assets	(179)	(59)
Accounts payable	(128)	(128)
Accrued expenses	(80)	(80)
Deferred revenue	2,908	1,939

Net cash provided by operating activities	$935	$935

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows between net loss and various working capital balances.

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at January 1, 2018	$26,162	$3,124	$40,799	$359	$41,158
Balance at March 31, 2018	27,408	2,607	43,200	148	43,348

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $19.8 million. During the three months ended March 31, 2018, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.7 million and $5.4 million as of March 31, 2018 and January 1, 2018, respectively. Amortization expense recognized during the three months ended March 31, 2018 related to costs to obtain a contract was $1.8 million.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as March 31, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

Subscription and Support Revenue

As of March 31, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $109.9 million, of which approximately $86.6 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by the end of 2020. The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more of the performance obligations in its contracts.

Professional Services

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not have material future obligations associated with professional services that extend beyond one year.

3. Concentration of Credit Risk

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

At March 31, 2018 and December 31, 2017, no individual customer accounted for 10% or more of accounts receivable, net. For the three months ended March 31, 2018 and 2017, no individual customer accounted for 10% or more of total revenue.

4. Concentration of Other Risks

The Company is dependent on certain content delivery network providers who provide digital media delivery functionality enabling the Company’s on-demand application service to function as intended for the Company’s customers and ultimate end-users. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at March 31, 2018 or December 31, 2017.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of March 31, 2018 consist of the following:

	March 31, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,234	$18,234	$18,234
Money market funds	Demand	8,185	8,185	8,185

Total cash and cash equivalents		$26,419	$26,419	$26,419

Cash and cash equivalents as of December 31, 2017 consist of the following:

	December 31, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,972	$17,972	$17,972
Money market funds	Demand	8,160	8,160	8,160

Total cash and cash equivalents		$26,132	$26,132	$26,132

6. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Options outstanding	3,766	4,178
Restricted stock units outstanding	2,200	1,864

7. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,185	$—	$—	$8,185

Total assets	$8,185	$—	$—	$8,185

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,160	$—	$—	$8,160

Total assets	$8,160	$—	$—	$8,160

8. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected life in years	6.3	6.2
Risk-free interest rate	2.51%	2.24%
Volatility	41%	43%
Dividend yield	—	—
Weighted-average fair value of stock options granted	$3.10	$3.69

The Company recorded stock-based compensation expense of $1,668 and $1,790 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $16,031 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.00 years.

The following is a summary of the status of the Company’s stock options as of March 31, 2018 and the stock option activity during the three months ended March 31, 2018.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,924,313	$7.33
Granted	43,000	7.02
Exercised	(111,927)	6.11		$111
Canceled	(192,431)	8.43

Outstanding at March 31, 2018	3,662,955	$7.31	6.26	$3,335

Exercisable at March 31, 2018	2,378,051	$7.31	5.23	$2,789

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2018 of $6.95 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2017	2,218,704	$7.44
Granted	88,500	7.01
Vested and issued	(72,714)	7.33
Canceled	(130,611)	7.36

Unvested by March 31, 2018	2,103,879	$7.43

9. Income Taxes

For the three months ended March 31, 2018 and 2017, the Company recorded income tax expense of $112 and $79, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2018 and December 31, 2017. Based on the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of March 31, 2018 and December 31, 2017. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of March 31, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by an increase or decrease in the Company’s valuation allowance as any transition tax will result in use of the net operating loss deferred tax asset, which is fully offset by a valuation allowance along with all other net deferred tax assets.

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

10. Commitments and Contingencies

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against Brightcove are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin Brightcove from using any of the allegedly misappropriated information or communicating with customers whose information was allegedly taken, and seeking the return of any information that was taken. On June 16, 2017, Brightcove filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court has not ruled on Ooyala’s motion for preliminary injunction. The court set a schedule for discovery and motion practice. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against Brightcove and Brightcove’s subsidiary Brightcove Holdings Inc. (collectively, in this paragraph, “Brightcove”) in the United States District Court for the District of Delaware. The complaint alleges that Brightcove infringed five patents related to file compression technology. The complaint seeks monetary damages and injunctive relief. On December 1, 2017, Realtime filed an amended complaint, adding two additional patents to its claims. Brightcove filed a motion to dismiss on January 26, 2018. Realtime filed an opposition to the motion to dismiss on February 9, 2018 and Brightcove filed a reply on February 16, 2018. A ruling on the motion to dismiss has not yet been issued by the court. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2018, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

11. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset-based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2018. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of March 31, 2018.

12. Segment Information

Geographic Data

Total revenue from customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2018	2017
Revenue:
North America	$22,678	$23,399
Europe	6,313	5,967
Japan	5,387	3,769
Asia Pacific	6,711	4,221
Other	105	216

Total revenue	$41,194	$37,572

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $21,254 and $22,028 during the three months ended March 31, 2018 and 2017, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, property and equipment at locations outside the U.S. was not material.

13. Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendment requires the use of the retrospective transaction approach for adoption. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The adoption of ASU 2016-18 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 during the three months ended March 31, 2018, prior to its annual testing of goodwill impairment. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2017 the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The adoption of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of March 31, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which the Company has accounted for with provisional estimates at March 31, 2018, the Company continues to analyze the provisions of tax reform that become effective for the Company in 2018 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As of March 31, 2018, we had 494 employees and 4,033 customers, of which 1,853 used our volume offerings and 2,180 used our premium offerings. As of March 31, 2017, we had 506 employees and 4,411 customers, of which 2,390 used our volume offerings and 2,021 used our premium offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $37.6 million in the three months ended March 31, 2017 to $41.2 million in the three months ended March 31, 2018, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $2.3 million and $5.1 million for the three months ended March 31, 2018 and 2017, respectively. Included in consolidated net loss for the three months ended March 31, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $674,000, respectively. Included in consolidated net loss for the three months ended March 31, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $712,000, respectively.

For the three months ended March 31, 2018 and 2017, our revenue derived from customers located outside North America was 45% and 38%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of March 31, 2018, we had 4,033 customers, of which 1,853 used our volume offerings and 2,180 used our premium offerings. As of March 31, 2017, we had 4,411 customers, of which 2,390 used our volume offerings and 2,021 used our premium offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2018 and beyond as we continue to focus on the market for our premium solutions.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the three months ended March 31, 2018 and 2017, the recurring dollar retention rate was 103% and 85%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. As our Starter edition has a price point of $199 or $499 per month, we disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2018	2017
Customers (at period end)
Volume	1,853	2,390
Premium	2,180	2,021

Total customers (at period end)	4,033	4,411

Recurring dollar retention rate	103%	85%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$74.6	$67.2
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$5.1	$4.8

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

Cost of revenue increased in absolute dollars from the first three months of 2017 to the first three months of 2018. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with contractors and allocated overhead. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings. We intend to continue to periodically release new features and functionality, expand our product offerings, continue the localization of our products in various languages, upgrade and extend our service offerings and develop new technologies. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, amortization of acquired intangible assets, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars in each of the last three years. We intend to continue to invest in sales and marketing and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, we expect sales and marketing expense to continue to be our most significant operating expense in future periods. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. In future periods, we expect general and administrative expenses to increase in absolute dollars as we continue to incur additional professional services costs in order to support the growth of our business. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2018 and 2017, we recorded $1.7 million and $1.8 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended March 31, 2018 and 2017, 48% and 41%, respectively, of our revenue was generated in locations outside the United States. During the three months ended March 31, 2018 and 2017, 30% and 27%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to remain relatively unchanged in absolute dollars and as a percentage of total revenue.

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

We consider the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, software development costs, income taxes, business combinations, intangible assets, goodwill and stock-based compensation to be our critical accounting policies and estimates. Other than the changes to revenue recognition under ASC 606 as described in Note 2, there have been no material changes to our critical accounting policies since December 31, 2017.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission on February 28, 2018.

Other than the changes to revenue recognition under ASC 606 as described in Note 2, we believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$37,867	$34,242
Professional services and other revenue	3,327	3,330

Total revenue	41,194	37,572
Cost of revenue:
Cost of subscription and support revenue	13,456	12,154
Cost of professional services and other revenue	3,755	3,064

Total cost of revenue	17,211	15,218

Gross profit	23,983	22,354
Operating expenses:
Research and development	7,775	8,194
Sales and marketing	13,234	13,901
General and administrative	5,390	5,391

Total operating expenses	26,399	27,486

Loss from operations	(2,416)	(5,132)
Other income, net	271	138

Loss before income taxes	(2,145)	(4,994)
Provision for income taxes	112	79

Net loss	$(2,257)	$(5,073)

Net loss per share - basic and diluted	$(0.06)	$(0.15)

Weighted-average number of common shares used in computing net loss per share	34,923,215	34,056,104

Overview of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Total revenue increased by $3.6 million, or 10%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an increase in subscription and support revenue of 11%, or $3.6 million, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue remained relatively unchanged. In addition, our revenue from premium offerings grew by $3.9 million, or 11%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.6 million, or 7%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $2.4 million in the three months ended March 31, 2018 compared to $5.1 million in the three months ended March 31, 2017. Loss from operations in the three months ended March 31, 2018 included stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $674,000, respectively. Loss from operations in the three months ended March 31, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $712,000, respectively. We expect our operating losses to decrease due to increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of March 31, 2018, we had $26.4 million of unrestricted cash and cash equivalents, an increase of $287,000 from $26.1 million at December 31, 2017, due primarily to $935,000 of cash provided by operating activities and $683,000 in proceeds from exercises of stock options. These increases were offset in part by $1.0 million in capitalization of internal-use software costs, $538,000 in capital expenditures and $107,000 in payments under capital lease obligations.

Revenue

	Three Months Ended March 31,
	2018		2017		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$39,952	97%	$36,062	96%	$3,890	11%
Volume	1,242	3	1,510	4	(268)	(18)

Total	$41,194	100%	$37,572	100%	$3,622	10%

During the three months ended March 31, 2018, revenue increased by $3.6 million, or 10%, compared to the three months ended March 31, 2017, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue. The increase in premium revenue of $3.9 million, or 11%, is partially the result of an 8% increase in the number of premium customers from 2,021 at March 31, 2017 to 2,180 at March 31, 2018 and an 11% increase in the average annual subscription revenue per premium customer during the three months ended March 31, 2018. In the three months ended March 31, 2018, volume revenue decreased by $268,000, or 18%, compared to the three months ended March 31, 2017, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2018		2017		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$37,867	92%	$34,242	91%	$3,625	11%
Professional services and other	3,327	8	3,330	9	(3)	0

Total	$41,194	100%	$37,572	100%	$3,622	10%

In the three months ended March 31, 2018, subscription and support revenue increased by $3.6 million, or 11%, compared to the three months ended March 31, 2017. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and an 11% increase in the average annual subscription revenue per premium customer during the three months ended March 31, 2018. In addition, professional services and other revenue remained relatively unchanged during the three months ended March 31, 2018 compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2018		2017		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$22,678	55%	$23,399	62%	$(721)	(3)%

Europe	6,313	15	5,967	16	346	6
Japan	5,387	14	3,769	10	1,618	43
Asia Pacific	6,711	16	4,221	11	2,490	59
Other	105	—	216	1	(111)	(51)

International subtotal	18,516	45	14,173	38	4,343	31

Total	$41,194	100%	$37,572	100%	$3,622	10%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2018, total revenue for North America decreased $721,000, or 3%, compared to the three months ended March 31, 2017. In the three months ended March 31, 2018, total revenue outside of North America increased $4.3 million, or 31%, compared to the three months ended March 31, 2017. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan.

Cost of Revenue

	Three Months Ended March 31,
	2018		2017		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$13,456	36%	$12,154	35%	$1,302	11%
Professional services and other	3,755	113	3,064	92	691	23

Total	$17,211	42%	$15,218	41%	$1,993	13%

In the three months ended March 31, 2018, cost of subscription and support revenue increased $1.3 million, or 11%, compared to the three months ended March 31, 2017. The increase resulted primarily from increases in network hosting services, amortization, and partner commission expenses of $610,000, $261,000, and $246,000, respectively. There were also increases in employee-related, and contractor expenses of $245,000, and $113,000, respectively. These increases were partially offset by a decrease in depreciation expense of $212,000.

In the three months ended March 31, 2018, cost of professional services and other revenue increased $691,000, or 23%, compared to the three months ended March 31, 2017. This increase resulted primarily from increases in contractor and employee-related expenses of $496,000 and $183,000, respectively.

Gross Profit

	Three Months Ended March 31,
	2018		2017		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$24,411	64%	$22,088	65%	$2,323	11%
Professional services and other	(428)	(13)	266	8	(694)	(261)

Total	$23,983	58%	$22,354	59%	$1,629	7%

The overall gross profit percentage was 58% and 59% for the three months ended March 31, 2018 and 2017, respectively. Subscription and support gross profit increased $2.3 million, or 11%, compared to the three months ended March 31, 2017. Professional services and other gross profit decreased $694,000, or 261% compared to the three months ended March 31, 2017 due to the increase in mix of contractor expenses versus internal expenses in order to support various professional services projects. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2018		2017		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,775	19%	$8,194	22%	$(419)	(5)%
Sales and marketing	13,234	32	13,901	37	(667)	(5)
General and administrative	5,390	13	5,391	14	(1)	0

Total	$26,399	64%	$27,486	73%	$(1,087)	(4)%

Research and Development. In the three months ended March 31, 2018, research and development expense decreased by $419,000, or 5%, compared to the three months ended March 31, 2017 primarily due to decreases in contractor and travel expenses of $124,000 and $88,000, respectively. We expect our research and development expense to remain relatively unchanged.

Sales and Marketing. In the three months ended March 31, 2018, sales and marketing expense decreased by $667,000, or 5%, compared to the three months ended March 31, 2017 primarily due to decreases in travel expense, marketing programs and contractor expense of $656,000, $403,000 and $113,000, respectively. These decreases were partially offset by increases in conference and team event, rent, commission and employee-related expenses of $257,000, $212,000, $148,000 and $109,000, respectively. We expect our sales and marketing expense to remain relatively unchanged in future periods, with the exception of the second quarter of 2018 when sales and marketing expense is expected to increase in connection with our annual user conference and other annual marketing events.

General and Administrative. In the three months ended March 31, 2018, general and administrative expense remained relatively unchanged compared to the three months ended March 31, 2017 primarily due to decreases in bad debt and travel expenses of $213,000 and $84,000, respectively. These decreases were offset by an increase in employee-related expense of $295,000. We expect general and administrative expense will increase in absolute dollars as we incur additional costs related to the transition of our Chief Executive Officer.

Other Income (Expense), Net

	Three Months Ended March 31,
	2018		2017		Change
Other Income (Expense)	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$47	—%	$30	—%	$17	57%
Interest expense	(2)	—	(9)	—	7	(78)
Other income, net	226	1	117	—	109	93

Total	$271	1	$138	—%	$133	96%

In the three months ended March 31, 2018, interest income, net, increased by $17,000, or 57%, compared to the corresponding period of the prior year.

The interest expense during the three months ended March 31, 2018 is primarily comprised of interest paid on capital leases. The increase in other income net during the three months ended March 31, 2018 was primarily due to realized foreign currency exchange gains recorded during the three months ended March 31, 2018 compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Three Months Ended March 31,
	2018		2017		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$112	—%	$79	—%	$33	42%

In the three months ended March 31, 2018 and 2017, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Liquidity and Capital Resources

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2018	2017
	(in thousands)
Purchases of property and equipment	$(538)	$(378)
Depreciation and amortization	1,644	1,734
Cash flows provided by (used in) operating activities	935	(6,595)
Cash flows used in investing activities	(1,539)	(981)
Cash flows provided by (used in) financing activities	544	(289)

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2018 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At March 31, 2018 and December 31, 2017, we had $8.8 million and $7.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. The Company is still in the process of analyzing the impact of the Tax Cuts and Jobs Act on its indefinite reinvestment assertion. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity and cash collections. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 60 days at March 31, 2018 and 59 days at December 31, 2017.

Cash flows provided by (used in) operating activities.

Cash provided (used in) by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the three months ended March 31, 2018 was $935,000. The cash flow provided by operating activities primarily resulted from net non-cash charges of $3.3 million, partially offset by net losses of $2.3 million and cash provided by changes in our operating assets and liabilities of $133,000. Net non-cash expenses consisted of $1.7 million for stock-based compensation expense and $1.6 million for depreciation and amortization expense. Uses of cash included increases in accounts receivable, prepaid expenses, and other assets of $2.0 million,$616,000, and $179,000 respectively, and decreases in accounts payable and accrued expenses of $128,000 and $80,000, respectively. These outflows were offset in part by an increase in deferred revenue of $2.9 million.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2018 was $1.5 million, consisting primarily of $1.0 million for the capitalization of internal-use software costs and $538,000 in capital expenditures to support the business.

Cash flows provided by (used in) financing activities.

Cash provided by financing activities for the three months ended March 31, 2018 was $544,000, consisting of proceeds received on the exercise of common stock options of $683,000 offset in part by payments under capital lease obligation and equipment financing of $107,000, and $26,000, respectively.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of March 31, 2018.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2018 and December 31, 2017.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for capital leases as well as content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Our contractual obligations as of December 31, 2017 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the obligations outlined in our Annual Report on Form 10-K, we entered into an agreement to lease office space in Sydney, Australia with a non-cancelable commitment with total obligations of $1.2 million through June 30, 2023. As of March 31, 2018, our obligation was $1.2 million in connection with this agreement.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2018	2017
Revenues generated in locations outside the United States	48%	41%
Revenues in currencies other than the United States dollar (1)	30%	27%
Expenses in currencies other than the United States dollar (1)	16%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	7	6	7	6
Japanese Yen	13	4	10	4
Other	4	5	4	4

Total	30%	16%	27%	15%

As of March 31, 2018 and December 31, 2017, we had $8.5 million and $7.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro, British pound and Japanese yen, primarily because our European and Japanese operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at March 31, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.3 million, decreased expenses by $715,000 and decreased operating income by $550,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2018.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $26.4 million at March 31, 2018. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $2,000 and $9,000 of interest expense during the three months ended March 31, 2018 and 2017, respectively, related to interest paid on capital leases. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented new internal controls to address all impacts of the new revenue recognition standard on our financial statements for its adoption on January 1, 2018 and going forward. These included the development of internal controls over new accounting policies and processes based on the new revenue recognition model, as well as costs to obtain a contract, and gathering of information provided for disclosures. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 22, 2017, a lawsuit was filed against us and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against us are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin us from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was allegedly taken. On June 16, 2017, we filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court has not ruled on Ooyala’s motion for preliminary injunction. The court set a schedule for discovery and motion practice. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2017, under the heading “Part I — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

BRIGHTCOVE INC.
(Registrant)

Date: May 2, 2018	By:	/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	By:	/s/ Kevin R. Rhodes

Kevin R. Rhodes
Chief Financial Officer
(Principal Financial Officer)