Form 10-Q
period 2018-06-30
BRIGHTCOVE INC
filed 2018-07-26
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 23, 2018 there were 35,917,891 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,453	$26,132
Accounts receivable, net of allowance of $121 and $146 at June 30, 2018 and December 31, 2017, respectively	25,908	25,236
Prepaid expenses	5,639	3,991
Other current assets	7,359	3,045

Total current assets	66,359	58,404
Property and equipment, net	9,927	9,143
Intangible assets, net	6,888	8,236
Goodwill	50,776	50,776
Deferred tax asset	91	87
Other assets	2,211	969

Total assets	$136,252	$127,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,309	$6,142
Accrued expenses	13,744	13,621
Capital lease liability	35	228
Equipment financing	—	26
Deferred revenue	41,886	39,370

Total current liabilities	62,974	59,387
Deferred revenue, net of current portion	137	244
Other liabilities	1,044	1,228

Total liabilities	64,155	60,859
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,052,891 and 34,933,408 shares issued at June 30, 2018 and December 31, 2017, respectively	36	35
Additional paid-in capital	246,417	238,700
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(882)	(809)
Accumulated deficit	(172,603)	(170,299)

Total stockholders’ equity	72,097	66,756

Total liabilities and stockholders’ equity	$136,252	$127,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$37,867	$35,528	$75,734	$69,770
Professional services and other revenue	3,787	3,225	7,114	6,555

Total revenue	41,654	38,753	82,848	76,325
Cost of revenue: (1) (2)
Cost of subscription and support revenue	13,125	13,102	26,581	25,256
Cost of professional services and other revenue	3,493	3,476	7,248	6,540

Total cost of revenue	16,618	16,578	33,829	31,796

Gross profit	25,036	22,175	49,019	44,529
Operating expenses: (1) (2)
Research and development	7,743	8,279	15,518	16,473
Sales and marketing	15,265	15,904	28,499	29,805
General and administrative	7,045	5,876	12,435	11,267

Total operating expenses	30,053	30,059	56,452	57,545

Loss from operations	(5,017)	(7,884)	(7,433)	(13,016)
Other (expense) income, net	(481)	314	(210)	452

Loss before income taxes	(5,498)	(7,570)	(7,643)	(12,564)
Provision for income taxes	154	108	266	187

Net loss	$(5,652)	$(7,678)	$(7,909)	$(12,751)

Net loss per share - basic and diluted	$(0.16)	$(0.22)	$(0.22)	$(0.37)

Weighted-average number of common shares used in computing net loss per share	35,543,307	34,247,058	35,234,974	34,152,109

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$119	$89	$233	$191
Cost of professional services and other revenue	46	59	86	119
Research and development	303	341	649	748
Sales and marketing	783	517	1,448	1,263
General and administrative	581	680	1,084	1,155
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$507	$508	$1,015	$1,015
Research and development	—	—	—	11
Sales and marketing	167	166	333	359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(5,652)	$(7,678)	$(7,909)	$(12,751)
Other comprehensive income:
Foreign currency translation adjustments	(320)	77	(73)	257

Comprehensive loss	$(5,972)	$(7,601)	$(7,982)	$(12,494)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(7,909)	$(12,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,434	3,665
Stock-based compensation	3,500	3,476
Provision for reserves on accounts receivable	23	96
Changes in assets and liabilities:
Accounts receivable	296	(1,606)
Prepaid expenses and other current assets	(488)	(2,421)
Other assets	(276)	92
Accounts payable	924	3,959
Accrued expenses	(62)	(2,457)
Deferred revenue	812	1,233

Net cash provided by (used in) operating activities	254	(6,714)
Investing activities
Purchases of property and equipment	(958)	(650)
Capitalized internal-use software costs	(1,813)	(1,149)

Net cash used in investing activities	(2,771)	(1,799)
Financing activities
Proceeds from exercise of stock options	4,221	277
Payments of withholding tax on RSU vesting	(113)	(118)
Payments on equipment financing	(26)	(152)
Payments under capital lease obligation	(193)	(278)

Net cash provided by (used in) financing activities	3,889	(271)
Effect of exchange rate changes on cash and cash equivalents	(51)	322

Net increase (decrease) in cash and cash equivalents	1,321	(8,462)
Cash and cash equivalents at beginning of period	26,132	36,813

Cash and cash equivalents at end of period	$27,453	$28,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description and Basis of Presentation

Business Description

Brightcove Inc. (the Company) is a global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2018, the Company had nine wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, and Cacti Acquisition LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes resulting from adopting new revenue recognition guidance which also impacted the accounting for the costs to obtain a contract as described in Note 2, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2018 and 2017. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2018, other than the changes to revenue recognition as described in Note 2, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed.

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

The following table summarizes revenue from contracts with customers by business unit for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue by Business Unit
Media	$22,402	$45,374
Digital Marketing / Enterprise	18,081	35,061
Volume	1,171	2,413

Total	41,654	82,848

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and six months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect.

	As of June 30, 2018
Balance Sheet	As reported	Pro forma as if the previous accounting guidance was in effect
Assets
Current assets:
Cash and cash equivalents	$27,453	27,453
Accounts receivable, net	25,908	25,184
Prepaid expenses	5,639	5,639
Other current assets	7,359	2,315

Total current assets	66,359	60,591
Property and equipment, net	9,927	9,927
Intangible assets, net	6,888	6,888
Goodwill	50,776	50,776
Deferred tax asset	91	91
Other assets	2,211	941

Total assets	$136,252	$129,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,309	$7,309
Accrued expenses	13,744	13,744
Capital lease liability	35	35
Deferred revenue	41,886	40,893

Total current liabilities	62,974	61,981
Deferred revenue, net of current portion	137	117
Other liabilities	1,044	1,044

Total liabilities	64,155	63,142
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock	—	—
Common stock	36	36
Additional paid-in capital	246,417	246,417
Treasury stock	(871)	(871)
Accumulated other comprehensive loss	(882)	(882)
Accumulated deficit	(172,603)	(178,628)

Total stockholders’ equity	72,097	66,072

Total liabilities and stockholders’ equity	$136,252	$129,214

Total reported assets were $7,038 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. This was largely due to impacts of variable consideration and costs to obtain a contract.

Total reported liabilities were $1,013 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. This was largely due to the impact of variable consideration.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Statement of Operations	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue:
Subscription and support revenue	$37,867	$37,809	$75,734	$75,722
Professional services and other revenue	3,787	3,787	7,114	7,114

Total revenue	41,654	41,596	82,848	82,836
Cost of revenue:
Cost of subscription and support revenue	13,125	13,125	26,581	26,581
Cost of professional services and other revenue	3,493	3,493	7,248	7,248

Total cost of revenue	16,618	16,618	33,829	33,829

Gross profit	25,036	24,978	49,019	49,007
Operating expenses:
Research and development	7,743	7,743	15,518	15,518
Sales and marketing	15,265	15,394	28,499	28,907
General and administrative	7,045	7,045	12,435	12,435

Total operating expenses	30,053	30,182	56,452	56,860

Loss from operations	(5,017)	(5,204)	(7,433)	(7,853)
Other income (expense), net	(481)	(481)	(210)	(210)

Loss before income taxes	(5,498)	(5,685)	(7,643)	(8,063)
Provision for income taxes	154	154	266	266

Net loss	$(5,652)	$(5,839)	$(7,909)	$(8,329)

Net loss per share—basic and diluted	$(0.16)	$(0.16)	$(0.22)	$(0.24)

Weighted-average number of common shares used in computing net loss per share	35,543,307	35,543,307	35,234,974	35,234,974

The primary difference in subscription and support revenue relates to the impacts of applying the variable consideration guidance under ASC 606. Under the previous guidance, subscription and support revenue would have been approximately $58 and $12 lower, respectively, for the three and six months ended June 30, 2018 as revenue for usage based fees, for contracts with annual entitlement allowances, was recognized in the month of such usage. Under ASC 606, usage based fees, for contracts with annual entitlement allowances, are recognized as revenue over the term of the underlying arrangement.

Sales and marketing expense, under the previous guidance, would have increased by approximately $129 and $408, respectively, for the three and six months ended June 30, 2018, due to a portion of the commission payments being recorded immediately to expense at the time a liability was recorded. In addition, certain commission amounts that were amortized to expense over the underlying term of the arrangement are now amortized over the average customer life under ASC 606.

The net impact of accounting for revenue under the new guidance had no impact on net loss per share for the three months ended June 30, 2018 and increased net loss per share by $0.02 per basic and diluted share the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance was in effect
Operating activities
Net loss	$(7,909)	$(8,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,434	3,434
Stock-based compensation	3,500	3,500
Provision for reserves on accounts receivable	23	23
Changes in assets and liabilities:
Accounts receivable	296	94
Prepaid expenses and other current assets	(488)	(688)
Other assets	(276)	16
Accounts payable	924	924
Accrued expenses	(62)	(62)
Deferred revenue	812	1,342

Net cash provided by operating activities	$254	$254

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows between net loss and various working capital balances.

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at January 1, 2018	$26,162	$3,124	$40,799	$359	$41,158
Balance at June 30, 2018	25,908	1,881	41,886	137	42,023

Revenue recognized during the six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $31.5 million. During the six months ended June 30, 2018, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.8 million and $5.4 million as of June 30, 2018 and January 1, 2018, respectively. Amortization expense recognized during the three and six months ended June 30, 2018 related to costs to obtain a contract was $2.0 million and $3.8 million, respectively.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as June 30, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

Subscription and Support Revenue

As of June 30, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $109.4 million, of which approximately $86.3 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by the end of 2020. The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more of the performance obligations in its contracts.

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

At June 30, 2018 and December 31, 2017, no individual customer accounted for 10% or more of accounts receivable, net. For the three and six months ended June 30, 2018 and 2017, no individual customer accounted for 10% or more of total revenue.

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

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at June 30, 2018 or December 31, 2017.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of June 30, 2018 consist of the following:

	June 30, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,235	$19,235	$19,235
Money market funds	Demand	8,218	8,218	8,218

Total cash and cash equivalents		$27,453	$27,453	$27,453

Cash and cash equivalents as of December 31, 2017 consist of the following:

	December 31, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,972	$17,972	$17,972
Money market funds	Demand	8,160	8,160	8,160

Total cash and cash equivalents		$26,132	$26,132	$26,132

6. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options outstanding	3,656	4,117	3,710	4,147
Restricted stock units outstanding	2,458	1,857	2,330	1,860

7. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,218	$—	$—	$8,218

Total assets	$8,218	$—	$—	$8,218

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,160	$—	$—	$8,160

Total assets	$8,160	$—	$—	$8,160

8. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life in years	6.1	5.6	6.1	6.0
Risk-free interest rate	2.88%	1.80%	2.87%	2.04%
Volatility	43%	42%	43%	43%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$4.27	$2.45	$4.22	$3.13

The Company recorded stock-based compensation expense of $1,832 and $1,686 for the three months ended June 30, 2018 and 2017, respectively, and $3,500 and $3,476 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $18,308 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.60 years.

Effective April 11, 2018, the Company adopted the 2018 Inducement Plan (“2018 Plan”). The 2018 Plan provides for the issuance of stock options and restricted stock units to the Company’s Chief Executive Officer (“CEO”). In connection with the approval of the 2018 Plan, the Company granted 440,000 stock options and 400,000 restricted stock units to the CEO.

During the quarter ended June 30, 2018, the Company granted 445,000 restricted stock units to certain key executives, including the 400,000 restricted stock units to the CEO under the 2018 Plan. These restricted stock units contain both performance-based and service-based vesting conditions. The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following is a summary of the status of the Company’s stock options as of June 30, 2018 and the stock option activity during the six months ended June 30, 2018.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,924,313	$7.33
Granted	952,090	9.21
Exercised	(936,340)	4.51		$4,501
Canceled	(570,070)	8.10

Outstanding at June 30, 2018	3,369,993	$8.52	7.03	$5,240

Exercisable at June 30, 2018	1,661,323	$8.73	5.14	$2,621

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2018 of $9.65 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity, including the restricted stock units with performance-based vesting, during the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2017	2,218,704	$7.44
Granted	875,705	8.88
Vested and issued	(183,143)	6.97
Canceled	(340,041)	7.44

Unvested by June 30, 2018	2,571,225	$8.07

9. Income Taxes

For the three months ended June 30, 2018 and 2017, the Company recorded income tax expense of $154 and $108, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $266 and $187 respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2018 and December 31, 2017. Based on the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of June 30, 2018 and December 31, 2017. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

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

As of June 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by an increase or decrease in the Company’s valuation allowance as any transition tax will result in use of the net operating loss deferred tax asset, which is fully offset by a valuation allowance along with all other net deferred tax assets.

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

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerns allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against Brightcove are for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin Brightcove from using any of the allegedly misappropriated information or communicating with customers whose information was allegedly taken, and seeking the return of any information that was taken. On June 16, 2017, Brightcove filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. Brightcove’s motion to dismiss was denied on September 6, 2017. The court issued a preliminary injunction on July 10, 2018. The injunction requires Brightcove to delete any Ooyala confidential information obtained from the former Ooyala employees and prohibits Brightcove from using such information to pursue business with twenty-two specified Latin American prospective customers. The parties are now engaged in discovery. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2018, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

11. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset-based line of credit (the “Line of Credit”) with an expiration date of November 11, 2018. Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of June 30, 2018. As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of June 30, 2018.

12. Segment Information

Geographic Data

Total revenue from customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
North America	$22,839	$22,080	$45,517	$45,479
Europe	6,734	6,113	13,047	12,080
Japan	5,468	4,518	10,855	8,287
Asia Pacific	6,456	5,906	13,167	10,127
Other	157	136	262	352

Total revenue	$41,654	$38,753	$82,848	$76,325

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $21,570 and $20,585 during the three months ended June 30, 2018 and 2017, respectively, and $42,824 and $42,613 during the six months ended June 30, 2018 and 2017, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, property and equipment at locations outside the U.S. was not material.

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

In May 2017 the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The adoption of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of June 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which the Company has accounted for with provisional estimates at June 30, 2018, the Company continues to analyze the provisions of tax reform that become effective for the Company in 2018 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

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

As of June 30, 2018, we had 494 employees and 3,936 customers, of which 1,732 used our volume offerings and 2,204 used our premium offerings. As of June 30, 2017, we had 513 employees and 4,304 customers, of which 2,225 used our volume offerings and 2,079 used our premium offerings.

We generate revenue by offering our products to customers on subscription-based, software as a service, or SaaS, model. Our revenue grew from $76.3 million in the six months ended June 30, 2017 to $82.8 million in the six months ended June 30, 2018, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $7.9 million and $12.8 million for the six months ended June 30, 2018 and 2017, respectively. Included in consolidated net loss for the six months ended June 30, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.3 million, respectively. Included in consolidated net loss for the six months ended June 30, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.4 million, respectively.

For the six months ended June 30, 2018 and 2017, our revenue derived from customers located outside North America was 45% and 40%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of June 30, 2018, we had 3,936 customers, of which 1,732 used our volume offerings and 2,204 used our premium offerings. As of June 30, 2017, we had 4,304 customers, of which 2,225 used our volume offerings and 2,079 used our premium offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2018 and beyond as we continue to focus on the market for our premium solutions.

•	Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the six months ended June 30, 2018 and 2017, the recurring dollar retention rate was 99% and 88%, respectively.

•	Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. As our Starter edition has a price point of $199 or $499 per month, we disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2018	2017
Customers (at period end)
Volume	1,732	2,225
Premium	2,204	2,079

Total customers (at period end)	3,936	4,304

Recurring dollar retention rate	99%	88%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$74.9	$68.9
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.9	$5.1

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

Cost of revenue increased in absolute dollars from the first six months of 2017 to the first six months of 2018. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. In future periods, we expect general and administrative expense to remain unchanged in future periods. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets as of June 30, 2018 and as of December 31, 2017, with the exception of the deferred tax assets related to Brightcove KK.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For both the six months ended June 30, 2018 and 2017, we recorded $3.5 million of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended June 30, 2018 and 2017, 48% and 47%, respectively, of our revenue was generated in locations outside the United States. For the six months ended June 30, 2018 and 2017, 48% and 44%, respectively, of our revenue was generated in locations outside the United States. During the three months ended June 30, 2018 and 2017, 32% and 29%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the six months ended June 30, 2018 and 2017, 31% and 28% respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to remain relatively unchanged in absolute dollars and as a percentage of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$37,867	$35,528	$75,734	$69,770
Professional services and other revenue	3,787	3,225	7,114	6,555

Total revenue	41,654	38,753	82,848	76,325
Cost of revenue:
Cost of subscription and support revenue	13,125	13,102	26,581	25,256
Cost of professional services and other revenue	3,493	3,476	7,248	6,540

Total cost of revenue	16,618	16,578	33,829	31,796

Gross profit	25,036	22,175	49,019	44,529
Operating expenses:
Research and development	7,743	8,279	15,518	16,473
Sales and marketing	15,265	15,904	28,499	29,805
General and administrative	7,045	5,876	12,435	11,267

Total operating expenses	30,053	30,059	56,452	57,545

Loss from operations	(5,017)	(7,884)	(7,433)	(13,016)
Other (expense) income, net	(481)	314	(210)	452

Loss before income taxes	(5,498)	(7,570)	(7,643)	(12,564)
Provision for income taxes	154	108	266	187

Net loss	$(5,652)	$(7,678)	$(7,909)	$(12,751)

Net loss per share—basic and diluted	$(0.16)	$(0.22)	$(0.22)	$(0.37)

Weighted-average number of common shares used in computing net loss per share	35,543,307	34,247,058	35,234,974	34,152,109

Overview of Results of Operations for the Three Months Ended June 30, 2018 and 2017

Total revenue increased by $2.9 million, or 7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to an increase in subscription and support revenue of 7%, or $2.3 million, and an increase in professional services and other revenue of 17%, or $562,000. The increase in subscription and support revenue was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the three months ended June 30, 2018, compared to the corresponding quarter in the prior year. In addition, our revenue from premium offerings grew by $3.2 million, or 9%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.9 million, or 13%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $5.0 million in the three months ended June 30, 2018 compared to $7.9 million in the three months ended June 30, 2017. Loss from operations in the three months ended June 30, 2018 included stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $674,000, respectively. Loss from operations in the three months ended June 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $674,000, respectively. We expect our operating losses to decrease due to increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of June 30, 2018, we had $27.5 million of unrestricted cash and cash equivalents, an increase of $1.3 million from $26.1 million at December 31, 2017, due primarily to $4.2 million in proceeds from exercises of stock options and $254,000 of cash provided by operating activities. These increases were offset in part by $1.8 million in capitalization of internal-use software costs, $958,000 in capital expenditures, $193,000 in payments under capital lease obligations and $113,000 in payments of withholding tax on RSU vesting.

Revenue

	Three Months Ended June 30,
	2018		2017		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$40,483	97%	$37,295	96%	$3,188	9%
Volume	1,171	3	1,458	4	(287)	(20)

Total	$41,654	100%	$38,753	100%	$2,901	7%

During the three months ended June 30, 2018, revenue increased by $2.9 million, or 7%, compared to the three months ended June 30, 2017, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue. The increase in premium revenue of $3.2 million, or 9%, is partially the result of a 6% increase in the number of premium customers from 2,079 at June 30, 2017 to 2,204 at June 30, 2018 and a 9% increase in the average annual subscription revenue per premium customer during the three months ended June 30, 2018. In the three months ended June 30, 2018, volume revenue decreased by $287,000, or 20%, compared to the three months ended June 30, 2017, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2018		2017		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$37,867	91%	$35,528	92%	$2,339	7%
Professional services and other	3,787	9	3,225	8	562	17

Total	$41,654	100%	$38,753	100%	$2,901	7%

In the three months ended June 30, 2018, subscription and support revenue increased by $2.3 million, or 7%, compared to the three months ended June 30, 2017. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 9% increase in the average annual subscription revenue per premium customer during the three months ended June 30, 2018. In addition, professional services and other revenue increased by $562,000, or 17% compared to the three months ended June 30, 2017. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2018		2017		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$22,839	55%	$22,080	57%	$759	3%

Europe	6,734	16	6,113	16	621	10
Japan	5,468	14	4,518	12	950	21
Asia Pacific	6,456	15	5,906	15	550	9
Other	157	—	136	—	21	15

International subtotal	18,815	45	16,673	43	2,142	13

Total	$41,654	100%	$38,753	100%	$2,901	7%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2018, total revenue for North America increased $759,000, or 3%, compared to the three months ended June 30, 2017. In the three months ended June 30, 2018, total revenue outside of North America increased $2.1 million, or 13%, compared to the three months ended June 30, 2017.

Cost of Revenue

	Three Months Ended June 30,
	2018		2017		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$13,125	35%	$13,102	37%	$23	—%
Professional services and other	3,493	92	3,476	108	17	—

Total	$16,618	40%	$16,578	43%	$40	—%

In the three months ended June 30, 2018, cost of subscription and support revenue remained relatively unchanged, compared to the three months ended June 30, 2017. There were increases in network hosting, partner commissions, and employee- related expenses of $400,000, $334,000 and $305,000 respectively. There were also increases in third-party software integrated with our service offering and amortization expense of $179,000 and $162,000, respectively. These increases were partially offset by decreases in content delivery network and depreciation expenses of $1.1 million and $288,000, respectively.

In the three months ended June 30, 2018, cost of professional services and other revenue remained relatively unchanged, compared to the three months ended June 30, 2017. There was an increase in employee-related expense of $147,000. This increase was partially offset by decreases in travel and consulting expenses of and $99,000 and $97,000 respectively.

Gross Profit

	Three Months Ended June 30,
	2018		2017		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$24,742	65%	$22,426	63%	$2,316	10%
Professional services and other	294	8	(251)	(8)	545	217

Total	$25,036	60%	$22,175	57%	$2,861	13%

The overall gross profit percentage was 60% and 57% for the three months ended June 30, 2018 and 2017, respectively. Subscription and support gross profit increased $2.3 million, or 10%, compared to the three months ended June 30, 2017. Professional services and other gross profit increased $545,000, or 217%, compared to the three months ended June 30, 2017. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2018		2017		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,743	19%	$8,279	21%	$(536)	(6)%
Sales and marketing	15,265	37	15,904	41	(639)	(4)
General and administrative	7,045	17	5,876	15	1,169	20

Total	$30,053	72%	$30,059	78%	$(6)	—%

Research and Development. In the three months ended June 30, 2018, research and development expense decreased by $536,000, or 6%, compared to the three months ended June 30, 2017 primarily due to decreases in employee-related and travel expenses of $390,000 and $96,000, respectively. We expect our research and development expense to remain relatively unchanged in future periods.

Sales and Marketing. In the three months ended June 30, 2018, sales and marketing expense decreased by $639,000, or 4%, compared to the three months ended June 30, 2017 primarily due to decreases in travel, employee-related, and commission expenses of $792,000, $397,000 and $160,000, respectively. These decreases were partially offset by increases in marketing programs, stock-based compensation expense and rent expense of $422,000, $266,000 and $142,000 respectively. Sales and marketing expense during the three months ended June 30, 2018 include costs associated with our annual user conference in addition to certain other annual marketing events. As a result, we expect sales and marketing expense to decrease for the remaining periods of 2018.

General and Administrative. In the three months ended June 30, 2018, general and administrative expense increased by $1.2 million, or 20%, compared to the three months ended June 30, 2017 primarily due to increases in executive severance, consulting, and employee-related expense of $735,000, $355,000, and $320,000 respectively. There were also increases in recruiting and bad debt expense of $255,000 and $139,000 respectively. These increases were partially offset by decreases in audit, legal and stock-based compensation expense of $291,000, $164,000 and $99,000 respectively. We expect general and administrative expense to remain relatively unchanged in future periods.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2018		2017		Change
Other (Expense) Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$57	—%	$32	—%	$25	78%
Interest expense	(1)	—	(7)	—	6	(86)
Other (expense) income, net	(537)	(1)	289	1	(826)	(286)

Total	$(481)	(1)%	$314	—%	$(795)	(253)%

In the three months ended June 30, 2018, interest income, net, increased by $25,000, or 78%, compared to the corresponding period of the prior year.

The interest expense during the three months ended June 30, 2018 is primarily comprised of interest paid on capital leases. The increase in other (expense) income net during the three months ended June 30, 2018 was primarily due to realized foreign currency exchange gains recorded during the three months ended June 30, 2018 compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Three Months Ended June 30,
	2018		2017		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$154	—%	$108	—%	$46	43%

In the three months ended June 30, 2018 and 2017, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Six Months End June 30, 2018 and 2017

Total revenue increased by $6.5 million, or 9%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due largely to an increase in subscription and support revenue of $6.0 million, or 9%. The increase in subscription and support revenue was primarily related to continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue increased by $559,000, or 9%, during six months ended June 30, 2018, compared to the corresponding period in the prior year. The increase in professional services and other revenue was primarily related to the size and number of professional services engagements during the six months ended June 30, 2018, compared to the corresponding period in the prior year. In addition, our revenue from premium offerings grew by $7.1 million, or 10%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017 primarily due to a 6% increase in the number of premium customers from 2,079 at June 30, 2017 to 2,204 at June 30, 2018.

Our gross profit increased by $4.5 million, or 10%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in revenue.

Loss from operations was $7.4 million in the six months ended June 30, 2018 compared to $13.0 million in the six months ended June 30, 2017. Loss from operations in the six months ended June 30, 2018 included stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.3 million, respectively. Loss from operations in the six months ended June 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.4 million respectively.

Revenue

	Six Months Ended June 30,
	2018		2017		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$80,435	97%	$73,357	96%	$7,078	10%
Volume	2,413	3	2,968	4	(555)	(19)

Total	$82,848	100%	$76,325	100%	$6,523	9%

During the six months ended June 30, 2018, revenue increased by $6.5 million, or 9%, compared to the six months ended June 30, 2017, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $7.1 million, or 10%, is partially the result of a 6% increase in the number of premium customers from 2,079 at June 30, 2017 to 2,204 at June 30, 2018, in addition to a $559,000, or 9%, increase in professional services revenue. In the six months ended June 30, 2018, volume revenue decreased by $555,000, or 19%, compared to the six months ended June 30, 2017, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2018		2017		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$75,734	91%	$69,770	91%	$5,964	9%
Professional services and other	7,114	9	6,555	9	559	9

Total	$82,848	100%	$76,325	100%	$6,523	9%

In the six months ended June 30, 2018, subscription and support revenue increased by $6.0 million, or 9% primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and an 9% increase in the average annual subscription revenue per premium customer during the six months ended June 30, 2018. In addition, professional services and other revenue increased by $559,000, or 9%, primarily related to the size and number of professional services engagements during the six months ended June 30, 2018 compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2018		2017		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$45,517	55%	$45,479	60%	$38	—%

Europe	13,047	16	12,080	16	967	8
Japan	10,855	13	8,287	11	2,568	31
Asia Pacific	13,167	16	10,127	13	3,040	30
Other	262	—	352	—	(90)	(26)

International subtotal	37,331	45	30,846	40	6,485	21

Total	$82,848	100%	$76,325	100%	$6,523	9%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2018, total revenue for North America remaining relatively unchanged compared to the six months ended June 30, 2017. In the six months ended June 30, 2018, total revenue outside of North America increased $6.5 million, or 21%, compared to the six months ended June 30, 2017. The increase in revenue from international regions is primarily related to an increase in revenue in Asia Pacific and Japan.

Cost of Revenue

	Six Months Ended June 30,
	2018		2017		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$26,581	35%	$25,256	36%	$1,325	5%
Professional services and other	7,248	102	6,540	100	708	11

Total	$33,829	41%	$31,796	42%	$2,033	6%

In the six months ended June 30, 2018, cost of subscription and support revenue increased $1.3 million, or 5%, compared to the six months ended June 30, 2017. The increase resulted primarily from increases in network hosting services, partner commission expense and employee-related expense of $1.0 million and $580,000 and $550,000 respectively. There were also increases in amortization, third-party software integrated with our service offering, and rent expenses of $423,000, $183,000, and $173,000, respectively. These increases were partially offset by decreases in content delivery network and depreciation expenses of $1.0 million and $499,000 respectively.

In the six months ended June 30, 2018, cost of professional services and other revenue increased $708,000, or 11%, compared to the six months ended June 30, 2017. This increase resulted primarily from increases in consulting and employee-related expenses of $400,000 and 330,000 respectively. These increases were offset in part by a decrease in travel expense of $140,000.

Gross Profit

	Six Months Ended June 30,
	2018		2017		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$49,153	65%	$44,514	64%	$4,639	10%
Professional services and other	(134)	(2)	15	—	(149)	nm

Total	$49,019	59%	$44,529	58%	$4,490	10%

nm – not meaningful

The overall gross profit percentage was 59% and 58% for the six months ended June 30, 2018 and 2017, respectively. Subscription and support gross profit increased $4.6 million, or 10%, compared to the six months ended June 30, 2017. In addition, professional services and other gross profit decreased $149,000 compared to the six months ended June 30, 2017 due to the increase in mix of contractor expenses versus internal expenses in order to support various professional services projects. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2018		2017		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$15,518	19%	$16,473	22%	$(955)	(6)%
Sales and marketing	28,499	34	29,805	39	(1,306)	(4)
General and administrative	12,435	15	11,267	15	1,168	10

Total	$56,452	68%	$57,545	75%	$(1,093)	(2)%

Research and Development. In the six months ended June 30, 2018, research and development expense decreased by $955,000, or 6%, compared to the six months ended June 30, 2017 primarily due to decreases in employee-related, travel, consulting and stock-based compensation expenses of $458,000, $183,000, $145,000 and $99,000 respectively. These decreases were partially offset by an increase in rent expense of $100,000.

Sales and Marketing. In the six months ended June 30, 2018, sales and marketing expense decreased by $1.3 million, or 4%, compared to the six months ended June 30, 2017 primarily due to travel, employee-related, and consulting expenses of $1.4 million, $288,000 and $179,000, respectively. These decreases were partially offset by increases in rent, conference, and stock-based compensation expenses of $345,000, $242,000 and $185,000 respectively.

General and Administrative. In the six months ended June 30, 2018, general and administrative expense increased by $1.2 million, or 10%, compared to the six months ended June 30, 2017 primarily due to increases in executive severance, employee-related, consulting and recruiting expenses of $735,000, $614,000, $423,000 and $316,000, respectively. These increases were offset in part by decreases in audit, travel and legal expenses of $350,000, $172,000 and $169,000, respectively.

Other (Expense) Income, Net

	Six Months Ended June 30,
	2018		2017		Change
Other (Expense) Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$104	—%	$62	—%	$42	68%
Interest expense	(3)	—	(17)	—	14	(82)
Other (expense) income, net	(311)	—	407	1	(718)	(176)

Total	$(210)	—%	$452	1%	$(662)	(146)%

In the six months ended June 30, 2018, interest income, net, increased by $42,000, or 68%, compared to the corresponding period of the prior year.

The interest expense during the six months ended June 30, 2018 is primarily comprised of interest paid on capital leases and an equipment financing. The increase in other (expense) income, net during the six months ended June 30, 2018 was primarily due to foreign currency exchange gains recorded during the six months ended June 30, 2018 upon collection of foreign denominated accounts receivable, compared to losses recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Six Months Ended June 30,
	2018		2017		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$266	—%	$187	—%	$79	42%

In the six months ended June 30, 2018 and 2017, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Liquidity and Capital Resources

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2018	2017
	(in thousands)
Purchases of property and equipment	$(958)	$(650)
Depreciation and amortization	3,434	3,665
Cash flows provided by (used in) operating activities	254	(6,714)
Cash flows used in investing activities	(2,771)	(1,799)
Cash flows provided by (used in) financing activities	3,889	(271)

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2018 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2018 and December 31, 2017, we had $9.2 million and $7.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. The Company is still in the process of analyzing the impact of the Tax Cuts and Jobs Act on its indefinite reinvestment assertion. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity and cash collections. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 57 days at June 30, 2018 and 59 days at December 31, 2017.

Cash flows provided by (used in) operating activities.

Cash provided (used in) by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2018 was $254,000. The cash flow provided by operating activities primarily resulted from net non-cash charges of $7.0 million, and cash provided by changes in our operating assets and liabilities of $1.2 million, partially offset by net losses of $7.9 million. Net non-cash expenses consisted of $3.5 million for stock-based compensation expense and $3.4 million for depreciation and amortization expense. Cash provided from changes in our operating assets and liabilities consisted primarily of increases in accounts payable and deferred revenue of $924,000 and $812,000, respectively, and a decrease in accounts receivable of $296,000. These inflows were offset in part by increases in prepaid expenses and other assets of $488,000 and $276,000, respectively, and a decrease in accrued expenses of $62,000.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2018 was $2.8 million, consisting primarily of $1.8 million for the capitalization of internal-use software costs and $958,000 in capital expenditures to support the business.

Cash flows provided by (used in) financing activities.

Cash provided by financing activities for the six months ended June 30, 2018 was $3.9 million, consisting of proceeds received on the exercise of common stock options of $4.2 million offset in part by payments under capital lease obligation, payments of withholding tax on RSU vesting, and equipment financing of $193,000, $113,000 and $26,000, respectively.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”) with an expiration date of November 11, 2018. Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of June 30, 2018.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2018 and December 31, 2017.

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

Our contractual obligations as of December 31, 2017 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the obligations outlined in our Annual Report on Form 10-K, we entered into an agreement to lease office space in Sydney, Australia with a non-cancelable commitment with total obligations of $1.2 million through June 30, 2023. As of June 30, 2018, our obligation was $1.2 million in connection with this agreement.

In June 2018, we entered into an agreement with a non-cancelable commitment, primarily for content delivery and network storage services, with obligations of $18.0 million through April 30, 2020. As of June 30, 2018, our obligation was $16.4 million in connection with this agreement.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2018	2017
Revenues generated in locations outside the United States	48%	47%
Revenues in currencies other than the United States dollar (1)	32%	29%
Expenses in currencies other than the United States dollar (1)	16%	14%

	Six Months Ended June 30,
	2018	2017
Revenues generated in locations outside the United States	48%	44%
Revenues in currencies other than the United States dollar (1)	31%	28%
Expenses in currencies other than the United States dollar (1)	15%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Revenues	Expenses	Revenues	Expenses
Euro	7%	1%	6%	2%
British pound	7	6	7	5
Japanese Yen	12	4	11	3
Other	6	5	5	4

Total	32%	16%	29%	14%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	7	6	7	5
Japanese Yen	13	4	10	4
Other	5	4	5	4

Total	31%	15%	28%	14%

As of June 30, 2018 and December 31, 2017, we had $6.8 million and $7.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro, British pound and Japanese yen, primarily because our European and Japanese operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at June 30, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.6 million, decreased expenses by $1.5 million and decreased operating income by $1.1 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2018.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $27.5 million at June 30, 2018. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $1,000 and $7,000 of interest expense during the three months ended June 30, 2018 and 2017, respectively, and $3,000 and $17,000 of interest expense during the six months ended June 30, 2018 and 2017, respectively, related to interest paid on capital leases. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The court issued a preliminary injunction on July 10, 2018. The injunction requires us to delete any Ooyala confidential information obtained from the former Ooyala employees and prohibits us from using such information to pursue business with twenty-two specified Latin American prospective customers. We are now engaged in discovery. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31st, 2017, under the heading “Part I — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

4.2 (4)**	Brightcove Inc. 2018 Inducement Plan.

4.3 (5)**	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.4 (6)**	Form of Performance-Based Restricted Stock Unit Award Agreement under the Brightcove Inc. 2018 Inducement Plan.

10.1 (7)**	Amendment to Employment Agreement, dated April 11, 2018, by and between the Registrant and Andrew Feinberg.

10.2 (8)**	Employment Agreement, dated April 11, 2018, by and between the Registrant and Jeff Ray.

10.3 (9)**	Non-Employee Director Compensation Policy of Brightcove Inc. dated April 11, 2018.

10.4 (10)**	Employment Agreement dated May 3, 2018, by and between the Registrant and Robert Noreck.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018, and incorporated herein by reference.
(5)	Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018, and incorporated herein by reference.
(6)	Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018, and incorporated herein by reference.
(7)	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018, and incorporated herein by reference.
(8)	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018, and incorporated herein by reference.
(9)	Filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018, and incorporated herein by reference.
(10)	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2018, and incorporated herein by reference.
**	Indicates a management contract or any compensatory plan, contract or arrangement
^	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: July 26, 2018	By:	/s/ Jeff Ray
Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2018	By:	/s/ Robert Noreck
Robert Noreck
Chief Financial Officer
(Principal Financial Officer)