Form 10-Q
period 2018-09-30
BRIGHTCOVE INC
filed 2018-11-01
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018 there were 36,483,515 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,855	$26,132
Accounts receivable, net of allowance of $153 and $146 at September 30, 2018 and December 31, 2017, respectively	24,040	25,236
Prepaid expenses	4,483	3,991
Other current assets	7,388	3,045

Total current assets	62,766	58,404
Property and equipment, net	10,153	9,143
Intangible assets, net	6,340	8,236
Goodwill	50,776	50,776
Deferred tax asset	87	87
Other assets	2,288	969

Total assets	$132,410	$127,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,041	$6,142
Accrued expenses	15,065	13,621
Capital lease liability	154	228
Equipment financing	—	26
Deferred revenue	39,516	39,370

Total current liabilities	59,776	59,387
Deferred revenue, net of current portion	278	244
Other liabilities	1,117	1,228

Total liabilities	61,171	60,859
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,603,500 and 34,933,408 shares issued at September 30, 2018 and December 31, 2017, respectively	37	35
Additional paid-in capital	249,176	238,700
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(998)	(809)
Accumulated deficit	(176,105)	(170,299)

Total stockholders’ equity	71,239	66,756

Total liabilities and stockholders’ equity	$132,410	$127,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$37,442	$36,496	$113,176	$106,266
Professional services and other revenue	3,679	2,991	10,793	9,546

Total revenue	41,121	39,487	123,969	115,812
Cost of revenue: (1) (2)
Cost of subscription and support revenue	13,142	12,924	39,723	38,180
Cost of professional services and other revenue	3,176	3,580	10,424	10,120

Total cost of revenue	16,318	16,504	50,147	48,300

Gross profit	24,803	22,983	73,822	67,512
Operating expenses: (1) (2)
Research and development	8,314	7,820	23,832	24,293
Sales and marketing	14,009	14,551	42,508	44,356
General and administrative	5,621	5,961	18,056	17,228

Total operating expenses	27,944	28,332	84,396	85,877

Loss from operations	(3,141)	(5,349)	(10,574)	(18,365)
Other (expense) income, net	(217)	71	(427)	523

Loss before income taxes	(3,358)	(5,278)	(11,001)	(17,842)
Provision for income taxes	144	118	410	305

Net loss	$(3,502)	$(5,396)	$(11,411)	$(18,147)

Net loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.32)	$(0.53)

Weighted-average number of common shares used in computing net loss per share	36,212,246	34,500,868	35,564,311	34,269,639

(1) Stock-based compensation included in above line items:
Cost of subscription and support revenue	$140	$117	$373	$308
Cost of professional services and other revenue	69	70	155	189
Research and development	283	384	932	1,132
Sales and marketing	437	690	1,885	1,953
General and administrative	593	557	1,677	1,712
(2) Amortization of acquired intangible assets included in above line items:
Cost of subscription and support revenue	$382	$508	$1,397	$1,523
Research and development	—	—	—	11
Sales and marketing	166	166	499	525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(3,502)	$(5,396)	$(11,411)	$(18,147)
Other comprehensive income:
Foreign currency translation adjustments	(116)	72	(189)	329

Comprehensive loss	$(3,618)	$(5,324)	$(11,600)	$(17,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(11,411)	$(18,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,164	5,607
Stock-based compensation	5,022	5,294
Provision for reserves on accounts receivable	99	152
Changes in assets and liabilities:
Accounts receivable	1,998	(4,816)
Prepaid expenses and other current assets	(118)	(1,660)
Other assets	(355)	94
Accounts payable	(1,262)	2,021
Accrued expenses	1,964	(2,874)
Deferred revenue	(1,335)	2,677

Net cash used in operating activities	(234)	(11,652)
Investing activities
Purchases of property and equipment	(1,322)	(990)
Capitalized internal-use software costs	(2,527)	(2,091)

Net cash used in investing activities	(3,849)	(3,081)
Financing activities
Proceeds from exercise of stock options	5,440	379
Payments of withholding tax on RSU vesting	(142)	(175)
Payments on equipment financing	(26)	(229)
Payments under capital lease obligation	(260)	(383)

Net cash provided by (used in) financing activities	5,012	(408)
Effect of exchange rate changes on cash and cash equivalents	(206)	384

Net increase (decrease) in cash and cash equivalents	723	(14,757)
Cash and cash equivalents at beginning of period	26,132	36,813

Cash and cash equivalents at end of period	$26,855	$22,056

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At September 30, 2018, the Company had ten wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, Cacti Acquisition LLC and Brightcove India Pte. Ltd.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes resulting from adopting new revenue recognition guidance which also impacted the accounting for the costs to obtain a contract as described in Note 2, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2018 and 2017. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2018, other than the changes to revenue recognition as described in Note 2, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed.

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

The following table summarizes revenue from contracts with customers by business unit for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue by Business Unit
Media	$21,926	$67,300
Digital Marketing / Enterprise	18,110	53,171
Volume	1,085	3,498

Total	41,121	123,969

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect.

	As of September 30, 2018
Balance Sheet	As reported	Pro forma as if the previous accounting guidance was in effect
Assets
Current assets:
Cash and cash equivalents	$26,855	26,855
Accounts receivable, net	24,040	23,312
Prepaid expenses	4,483	4,483
Other current assets	7,388	2,497

Total current assets	62,766	57,147
Property and equipment, net	10,153	10,153
Intangible assets, net	6,340	6,340
Goodwill	50,776	50,776
Deferred tax asset	87	87
Other assets	2,288	928

Total assets	$132,410	$125,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,041	$5,041
Accrued expenses	15,065	15,065
Capital lease liability	154	154
Deferred revenue	39,516	38,412

Total current liabilities	59,776	58,672
Deferred revenue, net of current portion	278	280
Other liabilities	1,117	1,117

Total liabilities	61,171	60,069
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock	—	—
Common stock	37	37
Additional paid-in capital	249,176	249,176
Treasury stock	(871)	(871)
Accumulated other comprehensive loss	(998)	(998)
Accumulated deficit	(176,105)	(181,982)

Total stockholders’ equity	71,239	65,362

Total liabilities and stockholders’ equity	$132,410	$125,431

Total reported assets were $6,979 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. This was largely due to impacts of variable consideration and costs to obtain a contract.

Total reported liabilities were $1,102 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. This was largely due to the impact of variable consideration.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Statement of Operations	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue:
Subscription and support revenue	$37,442	$37,478	$113,176	$113,200
Professional services and other revenue	3,679	3,679	10,793	10,793

Total revenue	41,121	41,157	123,969	123,993
Cost of revenue:
Cost of subscription and support revenue	13,142	13,142	39,723	39,723
Cost of professional services and other revenue	3,176	3,176	10,424	10,424

Total cost of revenue	16,318	16,318	50,147	50,147

Gross profit	24,803	24,839	73,822	73,846
Operating expenses:
Research and development	8,314	8,314	23,832	23,832
Sales and marketing	14,009	13,898	42,508	42,804
General and administrative	5,621	5,621	18,056	18,056

Total operating expenses	27,944	27,833	84,396	84,692

Loss from operations	(3,141)	(2,994)	(10,574)	(10,846)
Other income (expense), net	(217)	(217)	(427)	(427)

Loss before income taxes	(3,358)	(3,211)	(11,001)	(11,273)
Provision for income taxes	144	144	410	410

Net loss	$(3,502)	$(3,355)	$(11,411)	$(11,683)

Net loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.32)	$(0.33)

Weighted-average number of common shares used in computing net loss per share	36,212,246	36,212,246	35,564,311	35,564,311

The primary difference in subscription and support revenue relates to the impacts of applying the variable consideration guidance under ASC 606. Under the previous guidance, subscription and support revenue would have been approximately $36 and $24 higher, respectively, for the three and nine months ended September 30, 2018 as revenue for usage based fees, for contracts with annual entitlement allowances, was recognized in the month of such usage. Under ASC 606, usage based fees, for contracts with annual entitlement allowances, are recognized as revenue over the term of the underlying arrangement.

Sales and marketing expense, under the previous guidance, would have decreased by approximately $111 for the three months ended September 30, 2018. Sales and marketing expense would have increased by $296 for the nine months ended September 30, 2018, due to a portion of the commission payments being recorded immediately to expense at the time a liability was recorded. In addition, certain commission amounts that were amortized to expense over the underlying term of the arrangement are now amortized over the average customer life under ASC 606.

The net impact of accounting for revenue under the new guidance increased net loss per share by $0.01 per basic and diluted share for the three months ended September 30, 2018, and decreased net loss per share by $0.01 per basic and diluted share for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance was in effect
Operating activities
Net loss	$(11,411)	$(11,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,164	5,164
Stock-based compensation	5,022	5,022
Provision for reserves on accounts receivable	99	99
Changes in assets and liabilities:
Accounts receivable	1,998	1,799
Prepaid expenses and other current assets	(118)	(472)
Other assets	(355)	28
Accounts payable	(1,262)	(1,262)
Accrued expenses	1,964	1,964
Deferred revenue	(1,335)	(893)

Net cash provided by operating activities	$(234)	$(234)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows between net loss and various working capital balances.

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at January 1, 2018	$26,162	$3,124	$40,799	$359	$41,158
Balance at September 30, 2018	24,040	2,032	39,516	278	39,794

Revenue recognized during the nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $38.1 million. During the nine months ended September 30, 2018, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.5 million and $5.4 million as of September 30, 2018 and January 1, 2018, respectively. Amortization expense recognized during the three and nine months ended September 30, 2018 related to costs to obtain a contract was $1.9 million and $5.7 million, respectively.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as September 30, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

Subscription and Support Revenue

As of September 30, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $108.0 million, of which approximately $86.0 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by the end of 2020. The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more of the performance obligations in its contracts.

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

At September 30, 2018 and December 31, 2017, no individual customer accounted for 10% or more of accounts receivable, net. For the three and nine months ended September 30, 2018 and 2017, no individual customer accounted for 10% or more of total revenue.

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

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at September 30, 2018 or December 31, 2017.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of September 30, 2018 consist of the following:

	September 30, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$18,599	$18,599	$18,599
Money market funds	Demand	8,256	8,256	8,256

Total cash and cash equivalents		$26,855	$26,855	$26,855

Cash and cash equivalents as of December 31, 2017 consist of the following:

	December 31, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,972	$17,972	$17,972
Money market funds	Demand	8,160	8,160	8,160

Total cash and cash equivalents		$26,132	$26,132	$26,132

6. Net Loss per Share

The following potentially dilutive common stock equivalent shares have been excluded from the computation of weighted-average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options outstanding	3,394	4,106	3,870	4,134
Restricted stock units outstanding	2,640	2,111	2,297	1,945

7. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,256	$—	$—	$8,256

Total assets	$8,256	$—	$—	$8,256

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,160	$—	$—	$8,160

Total assets	$8,160	$—	$—	$8,160

8. Stock-based Compensation

The fair value of stock options granted was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life in years	6.3	6.2	6.2	6.1
Risk-free interest rate	2.92%	2.11%	2.88%	2.08%
Volatility	42%	42%	43%	42%
Dividend yield	—	—	—	—
Weighted-average fair value of stock options granted	$3.89	$3.03	$4.16	$3.07

The Company recorded stock-based compensation expense of $1,522 and $1,818 for the three months ended September 30, 2018 and 2017, respectively, and $5,022 and $5,294 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $19,094 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.80 years.

Effective April 11, 2018, the Company adopted the 2018 Inducement Plan (“2018 Plan”). The 2018 Plan provides for the issuance of stock options and restricted stock units to the Company’s Chief Executive Officer (“CEO”). In connection with the approval of the 2018 Plan, the Company granted 440,000 stock options and 400,000 restricted stock units to the CEO.

During 2018, the Company granted an aggregate of 490,000 restricted stock units to certain key executives, which contain both performance-based and service-based vesting conditions. The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following is a summary of the status of the Company’s stock options as of September 30, 2018 and the stock option activity during the nine months ended September 30, 2018.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,924,313	$7.33
Granted	1,159,685	9.09
Exercised	(1,121,591)	4.85		$4,826
Canceled	(883,049)	8.23

Outstanding at September 30, 2018	3,079,358	$8.64	6.81	$2,306

Exercisable at September 30, 2018	1,575,950	$8.65	4.80	$1,442

(1)

The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2018 of $8.40 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity, including the restricted stock units with performance-based vesting, during the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2017	2,218,704	$7.44
Granted	1,368,136	8.64
Vested and issued	(554,010)	7.34
Canceled	(556,101)	7.43

Unvested by September 30, 2018	2,476,729	$8.31

9. Income Taxes

For the three months ended September 30, 2018 and 2017, the Company recorded income tax expense of $144 and $118, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax expense of $410 and $305 respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2018 and December 31, 2017. Based on the level of historical income in Japan and future projections, the Company believes it is probable it will realize the benefits of its future deductible differences. As such, the Company has not recorded a valuation allowance against its net deferred tax assets in Japan as of September 30, 2018 and December 31, 2017. The Company’s income tax return reporting periods since December 31, 2015 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal, state or foreign audits in progress.

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

As of September 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by an increase or decrease in the Company’s valuation allowance as any transition tax will result in use of the net operating loss deferred tax asset, which is fully offset by a valuation allowance along with all other net deferred tax assets.

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

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerned allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. On October 19, 2018, the parties settled the matter for an immaterial amount, and the case was dismissed on October 24, 2018.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against Brightcove and Brightcove’s subsidiary Brightcove Holdings Inc. (collectively, in this paragraph, “Brightcove”) in the United States District Court for the District of Delaware. The complaint alleged that Brightcove infringed five patents related to file compression technology. On December 1, 2017 Realtime filed an amended complaint, adding two additional patents to its claims. On October 18, 2018, Brightcove, entered into a patent license agreement which provides Brightcove a license to the patents-in-suit (as well as additional patents and patent applications owned by Realtime) in exchange for a one-time payment, the amount of which is immaterial to the results of our operations. As a result of entering into the patent license agreement, the case was dismissed on October 31, 2018.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claim by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2018, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

11. Debt

On November 19, 2015, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset-based line of credit (the “Line of Credit”) with an expiration date of November 11, 2018. Under the Line of Credit, the Company can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lender under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2018.    As the Company has not drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2018.

12. Segment Information

Geographic Data

Total revenue from customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
North America	$21,834	$22,726	$67,351	$68,205
Europe	7,491	6,097	20,538	18,177
Japan	5,464	4,129	16,319	12,416
Asia Pacific	6,125	6,363	19,292	16,490
Other	207	172	469	524

Total revenue	$41,121	$39,487	$123,969	$115,812

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $20,521 and $21,131 during the three months ended September 30, 2018 and 2017, respectively, and $63,345 and $63,744 during the nine months ended September 30, 2018 and 2017, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018 and December 31, 2017, property and equipment at locations outside the U.S. was not material.

13. Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-02. The Company currently expects to adopt the standard using the additional transition method introduced by ASU 2018-11. The Company is currently assessing the impact that adopting the new leases standard will have on its consolidated financial statements and related disclosures. While the Company is still in the process of determining the effect that the new standard will have on its financial position and results of operations, the Company expects to recognize additional assets and corresponding liabilities on its consolidated balance sheet, as a result of its existing operating lease portfolio.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued guidance under SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of September 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which the Company has accounted for with provisional estimates at September 30, 2018, the Company continues to analyze the provisions of tax reform that become effective for the Company in 2018 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

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

As of September 30, 2018, we had 495 employees and 3,867 customers, of which 1,640 used our volume offerings and 2,227 used our premium offerings. As of September 30, 2017, we had 506 employees and 4,210 customers, of which 2,097 used our volume offerings and 2,113 used our premium offerings.

We generate revenue by offering our products to customers on subscription-based, software as a service, or SaaS, model. Our revenue grew from $115.8 million in the nine months ended September 30, 2017 to $124.0 million in the nine months ended September 30, 2018, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $11.4 million and $18.1 million for the nine months ended September 30, 2018 and 2017, respectively. Included in consolidated net loss for the nine months ended September 30, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $5.0 million and $1.9 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $5.3 million and $2.1 million, respectively.

For the nine months ended September 30, 2018 and 2017, our revenue derived from customers located outside North America was 46% and 41%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of September 30, 2018, we had 3,867 customers, of which 1,640 used our volume offerings and 2,227 used our premium offerings. As of September 30, 2017, we had 4,210 customers, of which 2,097 used our volume offerings and 2,113 used our premium offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2018 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the nine months ended September 30, 2018 and 2017, the recurring dollar retention rate was 97% and 90%, respectively

•

Average Annual Subscription Revenue Per Premium Customer. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. As our Starter edition has a price point of $199 or $499 per month, we disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Customers (at period end)
Volume	1,640	2,097
Premium	2,227	2,113

Total customers (at period end)	3,867	4,210

Recurring dollar retention rate	97%	90%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$74.7	$70.0
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.8	$5.0

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

Cost of revenue increased in absolute dollars from the first nine months of 2017 to the first nine months of 2018. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the growth of our professional services business and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing net deferred tax assets as of September 30, 2018 and as of December 31, 2017, with the exception of the deferred tax assets related to Brightcove KK.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the nine months ended September 30, 2018 and 2017, we recorded $5.0 million and $5.3 million of stock-based compensation expense, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the three months ended September 30, 2018 and 2017, 50% and 46%, respectively, of our revenue was generated in locations outside the United States. For the nine months ended September 30, 2018 and 2017, 49% and 45%, respectively, of our revenue was generated in locations outside the United States. During the three months ended September 30, 2018 and 2017, 31% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. During the nine months ended September 30, 2018 and 2017, 31% and 28% respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect our foreign currency-based revenue to remain relatively unchanged in absolute dollars and as a percentage of total revenue.

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

Other than the changes to revenue recognition under ASC 606 as described in Note 2, we believe that our significant accounting policies, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$37,442	$36,496	$113,176	$106,266
Professional services and other revenue	3,679	2,991	10,793	9,546

Total revenue	41,121	39,487	123,969	115,812
Cost of revenue:
Cost of subscription and support revenue	13,142	12,924	39,723	38,180
Cost of professional services and other revenue	3,176	3,580	10,424	10,120

Total cost of revenue	16,318	16,504	50,147	48,300

Gross profit	24,803	22,983	73,822	67,512
Operating expenses:
Research and development	8,314	7,820	23,832	24,293
Sales and marketing	14,009	14,551	42,508	44,356
General and administrative	5,621	5,961	18,056	17,228
Merger-related	—	—	—	—

Total operating expenses	27,944	28,332	84,396	85,877

Loss from operations	(3,141)	(5,349)	(10,574)	(18,365)
Other (expense) income, net	(217)	71	(427)	523

Loss before income taxes	(3,358)	(5,278)	(11,001)	(17,842)
Provision for income taxes	144	118	410	305

Net loss	$(3,502)	$(5,396)	$(11,411)	$(18,147)

Net loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.32)	$(0.53)

Weighted-average number of common shares used in computing net loss per share	36,212,246	34,500,868	35,564,311	34,269,639

Overview of Results of Operations for the Three Months Ended September 30, 2018 and 2017

Total revenue increased by $1.6 million, or 4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to an increase in subscription and support revenue of 3%, or $946,000, and an increase in professional services and other revenue of 23%, or $688,000. The increase in subscription and support revenue was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increase in professional services revenue was primarily related to the size and number of professional services engagements during the three months ended September 30, 2018, compared to the corresponding quarter in the prior year. In addition, our revenue from premium offerings grew by $1.9 million, or 5%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.8 million, or 8%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $3.1 million in the three months ended September 30, 2018 compared to $5.3 million in the three months ended September 30, 2017. Loss from operations in the three months ended September 30, 2018 included stock-based compensation expense and amortization of acquired intangible assets of $1.5 million and $548,000, respectively. Loss from operations in the three months ended September 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $1.8 million and $674,000, respectively. We expect our operating losses to decrease due to increased sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of September 30, 2018, we had $26.9 million of cash and cash equivalents, an increase of $723,000 from $26.1 million at December 31, 2017, due primarily to $5.4 million in proceeds from exercises of stock options. These increases were offset in part by $2.5 million in capitalization of internal-use software costs, $1.3 million in capital expenditures, $260,000 in payments under capital lease obligations, $234,000 of cash used in operating activities and $142,000 in payments of withholding tax on RSU vesting.

Revenue

	Three Months Ended September 30,
	2018		2017		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$40,036	97%	$38,149	97%	$1,887	5%
Volume	1,085	3	1,338	3	(253)	(19)

Total	$41,121	100%	$39,487	100%	$1,634	4%

During the three months ended September 30, 2018, revenue increased by $1.6 million, or 4%, compared to the three months ended September 30, 2017, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue. The increase in premium revenue of $1.9 million, or 5%, is partially the result of a 5% increase in the number of premium customers from 2,113 at September 30, 2017 to 2,227 at September 30, 2018 and a 7% increase in the average annual subscription revenue per premium customer during the three months ended September 30, 2018. In the three months ended September 30, 2018, volume revenue decreased by $253,000, or 19%, compared to the three months ended September 30, 2017, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2018		2017		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$37,442	91%	$36,496	92%	$946	3%
Professional services and other	3,679	9	2,991	8	688	23

Total	$41,121	100%	$39,487	100%	$1,634	4%

In the three months ended September 30, 2018, subscription and support revenue increased by $946,000, or 3%, compared to the three months ended September 30, 2017. The increase was primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and a 7% increase in the average annual subscription revenue per premium customer during the three months ended September 30, 2018. In addition, professional services and other revenue increased by $688,000, or 23% compared to the three months ended September 30, 2017. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2018		2017		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$21,834	53%	$22,726	58%	$(892)	(4)%

Europe	7,491	18	6,097	15	1,394	23
Japan	5,464	13	4,129	11	1,335	32
Asia Pacific	6,125	15	6,363	16	(238)	(4)
Other	207	1	172	—	35	20

International subtotal	19,287	47	16,761	42	2,526	15

Total	$41,121	100%	$39,487	100%	$1,634	4%

For purposes of this section, we designate revenue by geographic regions based upon the primary locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended September 30, 2018, total revenue for North America decreased $892,000, or 4%, compared to the three months ended September 30, 2017. In the three months ended September 30, 2018, total revenue outside of North America increased $2.5 million, or 15%, compared to the three months ended September 30, 2017.

Cost of Revenue

	Three Months Ended September 30,
	2018		2017		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$13,142	35%	$12,924	35%	$218	2%
Professional services and other	3,176	86	3,580	120	(404)	(11)

Total	$16,318	40%	$16,504	42%	$(186)	(1)%

In the three months ended September 30, 2018, cost of subscription and support revenue increased $218,000 or 2%, compared to the three months ended September 30, 2017. The increase resulted primarily from increases in amortization expense, third-party software integrated with our service offering, and partner commission expense of $314,000, $237,000 and $224,000, respectively. There were also increases in employee-related and contractor expenses of $194,000 and $177,000, respectively. These increases were partially offset by decreases in content delivery network, depreciation, and intangible amortization expenses of $601,000, $338,000, and $126,000, respectively.

In the three months ended September 30, 2018, cost of professional services and other revenue decreased by $404,000, or 11%, compared to the three months ended September 30, 2017. There was a decrease in consultant expense of $809,000. This decrease was partially offset by an increase in employee-related expense of $234,000.

Gross Profit

	Three Months Ended September 30,
	2018		2017		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$24,300	65%	$23,572	65%	$728	3%
Professional services and other	503	14	(589)	(20)	1,092	185

Total	$24,803	60%	$22,983	58%	$1,820	8%

The overall gross profit percentage was 60% and 58% for the three months ended September 30, 2018 and 2017, respectively. Subscription and support gross profit increased $728,000, or 3%, compared to the three months ended September 30, 2017. Professional services and other gross profit increased $1.1 million, or 185%, compared to the three months ended September 30, 2017. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2018		2017		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,314	20%	$7,820	20%	$494	6%
Sales and marketing	14,009	34	14,551	37	(542)	(4)
General and administrative	5,621	14	5,961	15	(340)	(6)

Total	$27,944	68%	$28,332	72%	$(388)	(1)%

Research and Development. In the three months ended September 30, 2018, research and development expense increased by $494,000, or 6%, compared to the three months ended September 30, 2017 primarily due to an increase in employee-related expense of $480,000. This increase was partially offset by a decrease in stock based compensation expense of $101,000. We expect our research and development expense to remain relatively unchanged in future periods.

Sales and Marketing. In the three months ended September 30, 2018, sales and marketing expense decreased by $542,000, or 4%, compared to the three months ended September 30, 2017 primarily due to decreases in employee-related, stock-based compensation, and travel expenses of $446,000, $253,000, and $151,000, respectively. These decreases were partially offset by increases in executive severance and rent expenses of $386,000 and $138,000 respectively. We expect sales and marketing expense to remain relatively unchanged in future periods.

General and Administrative. In the three months ended September 30, 2018, general and administrative expense decreased by $340,000, or 6%, compared to the three months ended September 30, 2017 primarily due to a decrease in executive severance expense of $700,000. These decreases were partially offset by increases in consultant and employee-related expenses of $445,000 and $120,000 respectively. We expect general and administrative expense to remain relatively unchanged in future periods.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2018		2017		Change
Other (Expense) Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$53	—%	$30	—%	$23	77%
Interest expense	(2)	—	(6)	—	4	(67)
Other (expense) income, net	(268)	(1)	47	—	(315)	(670)

Total	$(217)	(1)%	$71	—%	$(288)	(406)%

In the three months ended September 30, 2018, interest income, net, increased by $23,000, or 77%, compared to the corresponding period of the prior year.

The interest expense during the three months ended September 30, 2018 is primarily comprised of interest paid on capital leases. The increase in other (expense) income, net during the three months ended September 30, 2018 was primarily due to realized foreign currency exchange losses recorded during the three months ended September 30, 2018 compared to gains recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Three Months Ended September 30,
	2018		2017		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$144	—%	$118	—%	$26	22%

In the three months ended September 30, 2018 and 2017, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Overview of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Total revenue increased by $8.2 million, or 7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due largely to an increase in subscription and support revenue of $6.9 million, or 7%. The increase in subscription and support revenue was primarily related to continued growth of our customer base for our premium offerings including sales to both new and existing customers. Professional services and other revenue increased by $1.2 million, or 13%, during the nine months ended September 30, 2018, compared to the corresponding period in the prior year. The increase in professional services and other revenue was primarily related to the size and number of professional services engagements during the nine months ended September 30, 2018, compared to the corresponding period in the prior year. In addition, our revenue from premium offerings grew by $9.0 million, or 8%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 primarily due to a 5% increase in the number of premium customers from 2,113 at September 30, 2017 to 2,227 at September 30, 2018.

Our gross profit increased by $6.3 million, or 9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in revenue.

Loss from operations was $10.6 million in the nine months ended September 30, 2018 compared to $18.4 million in the nine months ended September 30, 2017. Loss from operations in the nine months ended September 30, 2018 included stock-based compensation expense and amortization of acquired intangible assets of $5.0 million and $1.9 million, respectively. Loss from operations in the nine months ended September 30, 2017 included stock-based compensation expense and amortization of acquired intangible assets of $5.3 million and $2.1 million, respectively.

Revenue

	Nine Months Ended September 30,
	2018		2017		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$120,471	97%	$111,505	96%	$8,966	8%
Volume	3,498	3	4,307	4	(809)	(19)

Total	$123,969	100%	$115,812	100%	$8,157	7%

During the nine months ended September 30, 2018, revenue increased by $8.2 million, or 7%, compared to the nine months ended September 30, 2017, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $9.0 million, or 8%, is partially the result of a 5% increase in the number of premium customers from 2,113 at September 30, 2017 to 2,227 at September 30, 2018, in addition to a $1.2 million, or 13%, increase in professional services revenue. In the nine months ended September 30, 2018, volume revenue decreased by $809,000, or 19%, compared to the nine months ended September 30, 2017, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2018		2017		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$113,176	91%	$106,266	92%	$6,910	7%
Professional services and other	10,793	9	9,546	8	1,247	13

Total	$123,969	100%	$115,812	100%	$8,157	7%

In the nine months ended September 30, 2018, subscription and support revenue increased by $6.9 million, or 7%, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers and an 7% increase in the average annual subscription revenue per premium customer during the nine months ended September 30, 2018. In addition, professional services and other revenue increased by $1.2 million, or 13%, primarily related to the size and number of professional services engagements during the nine months ended September 30, 2018 compared to the corresponding time period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2018		2017		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$67,351	54%	$68,205	59%	$(854)	(1)%

Europe	20,538	17	18,177	16	2,361	13
Japan	16,319	13	12,416	11	3,903	31
Asia Pacific	19,292	16	16,490	14	2,802	17
Other	469	—	524	—	(55)	(10)

International subtotal	56,618	46	47,607	41	9,011	19

Total	$123,969	100%	$115,812	100%	$8,157	7%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the nine months ended September 30, 2018, total revenue for North America decreased by $854,000, or 1% compared to the nine months ended September 30, 2017. In the nine months ended September 30, 2018, total revenue outside of North America increased $9.0 million, or 19%, compared to the nine months ended September 30, 2017. The increase in revenue from international regions is primarily related to increases in revenue in Japan and Asia Pacific.

Cost of Revenue

	Nine Months Ended September 30,
	2018		2017		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$39,723	35%	$38,180	36%	$1,543	4%
Professional services and other	10,424	97	10,120	106	304	3

Total	$50,147	40%	$48,300	42%	$1,847	4%

In the nine months ended September 30, 2018, cost of subscription and support revenue increased $1.5 million, or 4%, compared to the nine months ended September 30, 2017. The increase resulted primarily from increases in network hosting services, partner commission and employee-related expenses of $1.1 million, $804,000 and $744,000, respectively. There were also increases in amortization expense, third-party software integrated with our service offering, consultant expense, and rent expense of $737,000, $419,000, $255,000, and $227,000, respectively. These increases were partially offset by decreases in content delivery network, depreciation, intangible amortization, and maintenance expenses of $1.6 million, $838,000, $126,000 and $116,000, respectively.

In the nine months ended September 30, 2018, cost of professional services and other revenue increased $304,000, or 3%, compared to the nine months ended September 30, 2017. This increase resulted primarily from increases in employee-related and rent expenses of $564,000 and $113,000, respectively. These increases were offset in part by decreases in consultant and travel expenses of $410,000 and $122,000, respectively.

Gross Profit

	Nine Months Ended September 30,
	2018		2017		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$73,453	65%	$68,086	64%	$5,367	8%
Professional services and other	369	3	(574)	(6)	943	nm

Total	$73,822	60%	$67,512	58%	$6,310	9%

nm – not meaningful

The overall gross profit percentage was 60% and 58% for the nine months ended September 30, 2018 and 2017, respectively. Subscription and support gross profit increased $5.4 million, or 8%, compared to the nine months ended September 30, 2017. In addition, professional services and other gross profit increased $943,000 compared to the nine months ended September 30, 2017. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2018		2017		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$23,832	19%	$24,293	21%	$(461)	(2)%
Sales and marketing	42,508	34	44,356	38	(1,848)	(4)
General and administrative	18,056	15	17,228	15	828	5

Total	$84,396	68%	$85,877	74%	$(1,481)	(2)%

Research and Development. In the nine months ended September 30, 2018, research and development expense decreased by $461,000, or 2%, compared to the nine months ended September 30, 2017 primarily due to decreases in stock-based compensation, travel, and consulting expenses of $200,000, $170,000, and $149,000, respectively. These decreases were partially offset by an increase in rent expense of $135,000.

Sales and Marketing. In the nine months ended September 30, 2018, sales and marketing expense decreased by $1.8 million, or 4%, compared to the nine months ended September 30, 2017 primarily due to travel, employee-related, consulting and computer maintenance and support expenses of $1.6 million, $734,000, $212,000 and $141,000, respectively. These decreases were partially offset by increases in rent, conference, and executive severance expenses of $492,000, $260,000, and $386,000, respectively.

General and Administrative. In the nine months ended September 30, 2018, general and administrative expense increased by $828,000, or 5%, compared to the nine months ended September 30, 2017 primarily due to increases in consulting, employee-related, and recruiting expenses of $868,000, $734,000, and $241,000, respectively. Additionally, there was an increase in maintenance expense of $161,000. These increases were offset in part by decreases in tax, legal, travel and depreciation expenses of $420,000, $210,000, $208,000 and $156,000, respectively.

Other (Expense) Income, Net

	Nine Months Ended September 30,
	2018		2017		Change
Other (Expense) Income	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$157	—%	$92	—%	$65	71%
Interest expense	(5)	—	(22)	—	17	(77)
Other (expense) income, net	(579)	—	453	—	(1,032)	(228)

Total	$(427)	—%	$523	—%	$(950)	(182)%

In the nine months ended September 30, 2018, interest income, net, increased by $65,000, or 71%, compared to the corresponding period of the prior year.

The interest expense during the nine months ended September 30, 2018 is primarily comprised of interest paid on capital leases and an equipment financing. The decrease in other (expense) income, net during the nine months ended September 30, 2018 was primarily due to foreign currency exchange losses recorded during the nine months ended September 30, 2018 upon collection of foreign denominated accounts receivable, compared to gains recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Nine Months Ended September 30,
	2018		2017		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$410	—%	$305	—%	$105	34%

In the nine months ended September 30, 2018 and 2017, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

Liquidity and Capital Resources

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2018	2017
	(in thousands)
Cash flows used in operating activities	(234)	(11,652)
Cash flows used in investing activities	(3,849)	(3,081)
Cash flows provided by (used in) financing activities	5,012	(408)

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2018 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At September 30, 2018 and December 31, 2017, we had $9.1 million and $7.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. The Company is still in the process of analyzing the impact of the Tax Cuts and Jobs Act on its indefinite reinvestment assertion. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

Accounts receivable, net.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity and cash collections. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 54 days at September 30, 2018 and 59 days at December 31, 2017.

Cash flows used in operating activities.

Cash provided (used in) by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the nine months ended September 30, 2018 was $234,000. The cash flow used in operating activities primarily resulted from net losses of $11.4 million, partially offset by net non-cash charges of $10.3 million and changes in our operating assets and liabilities of $892,000. Uses of cash included decreases in deferred revenue and accounts payable expenses of $1.3 million and $1.3 million, respectively, and increases in other assets and prepaid expenses of $355,000 and $118,000, respectively. These outflows were offset in part by a decrease in accounts receivable of $2.0 million and an increase of accrued expenses of $2.0 million. Net non-cash expenses consisted primarily of $5.2 million for depreciation and amortization expense and $5.0 million for stock-based compensation expense.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2018 was $3.8 million, consisting primarily of $2.5 million for the capitalization of internal-use software costs and $1.3 million in capital expenditures to support the business.

Cash flows provided by (used in) financing activities.

Cash provided by financing activities for the nine months ended September 30, 2018 was $5.0 million, consisting of proceeds received on the exercise of common stock options of $5.4 million offset in part by payments under capital lease obligation, payments of withholding tax on RSU vesting, and equipment financing of $260,000, $142,000 and $26,000, respectively.

Credit facility borrowings.

On November 19, 2015, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $20.0 million asset based line of credit (the “Line of Credit”) with an expiration date of November 11, 2018. Under the Line of Credit, we can borrow up to $20.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate equal to the prime rate or the LIBOR rate plus 2.5%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of September 30, 2018. We expect to renew the Line of Credit in November 2018.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2018 and December 31, 2017.

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

Our contractual obligations as of December 31, 2017 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the obligations outlined in our Annual Report on Form 10-K, we entered into an agreement to lease office space in Sydney, Australia with a non-cancelable commitment with total obligations of $1.2 million through June 30, 2023. As of September 30, 2018, our obligation was $1.2 million in connection with this agreement.

In June 2018, we entered into an agreement with a non-cancelable commitment, primarily for content delivery and network storage services, with obligations of $18.0 million through April 30, 2020. As of September 30, 2018, our obligation was $15.0 million in connection with this agreement.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2018	2017
Revenues generated in locations outside the United States	50%	46%
Revenues in currencies other than the United States dollar (1)	31%	28%
Expenses in currencies other than the United States dollar (1)	17%	15%

	Nine Months Ended September 30,
	2018	2017
Revenues generated in locations outside the United States	49%	45%
Revenues in currencies other than the United States dollar (1)	31%	28%
Expenses in currencies other than the United States dollar (1)	15%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Revenues	Expenses	Revenues	Expenses
Euro	6%	2%	6%	2%
British pound	6	6	7	6
Japanese Yen	13	5	10	3
Other	6	4	5	4

Total	31%	17%	28%	15%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	7	6	7	6
Japanese Yen	13	4	10	4
Other	5	4	5	4

Total	31%	15%	28%	15%

As of September 30, 2018 and December 31, 2017, we had $5.4 million and $7.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro, British pound and Japanese yen, primarily because our European and Japanese operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at September 30, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.9 million, decreased expenses by $2.2 million and decreased operating income by $1.7 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2018.

Interest rate risk

We had unrestricted cash and cash equivalents totaling $26.9 million at September 30, 2018. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We incurred $2,000 and $6,000 of interest expense during the three months ended September 30, 2018 and 2017, respectively, and $5,000 and $22,000 of interest expense during the nine months ended September 30, 2018 and 2017, respectively, related to interest paid on capital leases. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, which bears interest at the prime rate or the LIBOR rate plus the LIBOR rate margin, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 22, 2017, a lawsuit was filed against us and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerned allegations that the two individuals, who are former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. On October 19, 2018, the parties settled the matter for an immaterial amount, and the case was dismissed on October 24, 2018.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against us and our subsidiary Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleged that Brightcove infringed five patents related to file compression technology. On December 1, 2017 Realtime filed an amended complaint, adding two additional patents to its claims. On October 18, 2018, we entered into a patent license agreement which provides us a license to the patents-in-suit (as well as additional patents and patent applications owned by Realtime) in exchange for a one-time payment, the amount of which is immaterial to the results of our operations. As a result of entering into the patent license agreement, the case was dismissed on October 31, 2018.

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

BRIGHTCOVE INC.
(Registrant)

Date: November 1, 2018	By:	/s/ Jeff Ray
Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Robert Noreck
Robert Noreck
Chief Financial Officer
(Principal Financial Officer)