Form 10-K
period 2018-12-31
BRIGHTCOVE INC
filed 2019-02-21
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2018, was $344,202,202.

As of February 15, 2019 there were 36,645,299 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BRIGHTCOVE INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of the acquisition of substantially all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or the expected acquisition of the online video player related assets from Ooyala, Inc. and certain of its subsidiaries; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate our recently announced expected acquisition of certain assets of Ooyala, Inc.;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I

Item 1.	Business

Overview

Brightcove Inc., or Brightcove, is a leading global provider of cloud-based services for video. Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Our suite of products and services reduces the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove SSAI, or SSAI, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player, is a cloud-based service for creating and managing video player experiences. Brightcove OTT Flow is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

Since 2014, our go-to-market approach for our solutions has been focused primarily on (i) media companies and (ii) enterprises and organizations in a wide range of use cases.

As of December 31, 2018, we had 3,783 customers in over 80 countries, including many of the world’s leading media companies, broadcasters, publishers, brands and corporations, as well as governments, educational institutions and non-profit organizations.

We primarily generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $155.9 million in the year ended December 31, 2017 to $164.8 million in the year ended December 31, 2018. As of December 31, 2017, we had 4,168 customers, of which 2,167 used our premium offerings and 2,001 used our volume offerings. As of December 31, 2018, we had 3,783 customers, of which 2,226 used our premium offerings and 1,557 used our volume offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. In addition to being offered on a stand-alone basis, Video Cloud is also a core component of OTT Flow, Video Marketing Suite and Enterprise Video Suite.

We recently signed a definitive agreement to acquire Ooyala, Inc.’s online video platform technology, including the video content management and publishing platform Backlot, Analytics, Live, and its associated patents and other intellectual property. As part of the transaction, we will acquire substantial portions of Ooyala’s engineering, support, and sales staff, including the company’s Guadalajara, Mexico operations. We intend to take on all customer, reseller, and partner relationships utilized by Ooyala’s online video platform business globally.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, modular and scalable solutions. Video Cloud provides a single, integrated solution to meet a range of video publishing and distribution needs. OTT Flow, Video Marketing Suite and

Enterprise Video Suite are end-to-end solutions of video technologies built for media companies and enterprises. Each of Zencoder, SSAI and Player are modular solutions that customers can license on a stand-alone basis and integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

•

Easy to use and low total cost of ownership. Our products were designed to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.

•

Open platforms and extensive ecosystem. Our open and extensible platforms enable our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. We have an extensive ecosystem of partners, which we refer to as the Brightcove Partner Program. More than 150 members of the Brightcove Partner Program have solutions that are integrated with our platform. This ecosystem includes leading technology companies such as Akamai, comScore, Google and Oracle and providers of niche technology services. These integrated technologies provide our customers with enhanced flexibility, functionality and ease of use.

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

•

Ongoing customer-driven development. Through our account managers, customer success and support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. In 2018, we continued to develop and add features, such as video clipping, to Brightcove Live, a live streaming service for delivering and monetizing live events and linear channels, Dynamic Delivery, a media delivery platform that enhances video reach, flexibility and performance while reducing storage requirements, and Context Aware Encoding, an innovative solution for performing per-file encoding, which uses machine learning and deep video analysis to achieve optimum quality for each video with the fewest bits necessary. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•

We are the recognized online video platform market leader. In 2018, our customers used Video Cloud to deliver an average of approximately 3.2 billion video streams per month, which we believe is more video streams per month than any other professional solution. We have in recent years received numerous awards for our market leadership from industry analysts such as Frost & Sullivan, Forrester and Gartner and publishers such as Fast Company.

•

We have established a global presence. We have established a global presence, beginning with our first non-U.S. customer in 2007, and continuing with the expansion of our operations into Europe, Japan, Asia Pacific and the Middle East. Today, we have employees in seven countries. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. As of December 31, 2018, organizations throughout the world used Video Cloud to reach viewers in approximately 252 countries and territories.

•

We have high visibility and predictability in our business. We sell our subscription and support services through monthly, quarterly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 94% in each of the last four fiscal quarters, including 103%, 95%, 94% and 104% for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•

We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes and across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•

Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as Dassault Systemes, DS SolidWorks, Ellucian, Fidelity Investments, IBM, RSA, PTC, and SAP Americas.

Our Customers

As of December 31, 2018, we had 3,783 customers in over 80 countries and territories. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands and corporations, faith-based institutions, e-commerce platforms, and hi-tech organizations, as well as governments, educational institutions and non-profit organizations. While our solutions are tailored to meet the needs of media companies and enterprises and organizations in a wide range of use cases, we believe our solutions can benefit any organization with a website or digital content.

Our Products and Services

Video Cloud

Video Cloud, the world’s leading online video platform, enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the following:

•

Uploading and Encoding. Using Video Cloud, customers may upload videos in various formats for adaptive encoding that maximizes quality and minimizes file size. Video Cloud then automatically enables the content to be delivered to end users via a third-party content delivery network, or CDN, such as Akamai Technologies, Inc., or Akamai, or Fastly, Inc., or Fastly.

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

OTT Flow

OTT Flow is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. OTT Flow enables video content delivery with a consistent user interface across multiple platforms, including desktop, Apple and Android smartphones and tablets, and Google Chromecast. OTT Flow also includes support for ad-supported and subscription video-on-demand models with ecommerce, customer relationship management, or CRM, and billing engine interfaces. This product also features a flexible and intuitive web-based administrative console for user interface and user experience configuration, rules-based content packaging and scheduling capabilities, robust analytics and subtitle and caption support. OTT Flow provides an Over the Top (OTT) solution that allows for UX flexibility, support for complex integrations, delivery to a large number of platforms, TV Everywhere (TVE) authentication and support for transactional business models.

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

Enterprise Video Suite

Enterprise Video Suite is an enterprise-class platform that is designed to reduce the cost and complexity traditionally involved with internal video communications. The platform enables organizations to stream live internal town halls, train sales teams, ramp new employees, and build customized video portals. Enterprise Video Suite is a bundled offering of Video Cloud, Gallery, and Brightcove Live. It offers security features like IP restriction, URL tokenization, and single sign on, as well as analytics on user-level video engagement. Brightcove Live is an optional add-on to Video Cloud designed to enable non-technical users to set up live events and deliver multi-bitrate streams to multiple devices, without the need for hardware encoders or development work.

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

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions. All premium editions include functionality to publish and distribute video to Internet-connected devices, with higher levels of the premium editions providing additional features and functionality. The second product line is comprised of our volume product edition. Our volume editions target small and medium-sized businesses, or SMBs. The volume editions provide customers with the same basic functionality that is offered in our premium product editions but have been designed for customers who have lower usage requirements and do not typically require advanced features or functionality.

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

Support

Our products generally include basic support for technical and operational issues from our support team via web-based submission or email. The premium editions of our products generally include additional support options such as phone support, live chat, dedicated live event support, 24x7x365 support and more. Our award-winning, TSIA certified team supports our customers from our offices in Boston, London, Sydney, Tokyo, Seoul and Scottsdale. We also have a dedicated customer success team that offers various onboarding and related services to new and existing customers looking to get the most out of our products and services.

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

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and the Middle East, Asia Pacific, and Japan. We further organize our go-to-market approach by focusing our sales and marketing teams on selling primarily to (i) media companies, who generally want to distribute video content to a broad audience and (ii) enterprises and organizations in a wide range of industries, who generally use video for marketing or enterprise communication purposes. A small amount of sales are generated through referral partners, channel partners and resellers. We also sell some of our products online through our website.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target executives, technology professionals and senior business leaders. Our marketing programs typically target specific geographies and industry segments. Our principal marketing programs include:

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

Operations

We use a number of third-party cloud computing platforms to provide our products and services to customers. We take advantage of this geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers. We also operate our own servers for systems that manage meta-data and business rules.

Media delivery to end users, including video, audio, images and JavaScript components, is served primarily through CDN providers, including Akamai and Fastly. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.

We entered into our agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers. The current expiration date of the agreement is April 30, 2020.

We entered into our agreement with Fastly in April 2017. It enables us to use Fastly CDN services for our own benefit and to resell Fastly CDN services to our customers. The agreement is currently automatically renewing on a month to month basis, through January 31, 2020. We expect to enter into a new agreement with Fastly in the first half of 2019.

Our agreements with each of Akamai and Fastly contain a service continuation period following expiration of the agreement, which we believe is sufficient to enable transition to an alternative provider to avoid material disruption to our business or to our customers. Our agreement with Akamai provides that, upon termination, Akamai will continue to provide CDN services to our existing customers for up to twelve months. Our agreement with Fastly provides that, upon termination by Fastly, Fastly will continue to provide CDN services for up to six months.

We use Amazon Web Services (“AWS”) to provide cloud-based computing and storage to our customers. We entered into our agreement with AWS on May 17, 2012. We believe our agreement with AWS is based on competitive market terms and conditions, including service level commitments. The current expiration date of our agreement with AWS is July 31, 2019, and we are working with AWS to renew the contract. Our agreement with AWS provides that, upon termination, AWS will continue to store our content for 30 days and will, upon mutual agreement, provide additional post-termination assistance.

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

In the United States, we have 36 issued and/or allowed patents and 4 patent applications pending. Internationally, we have 17 issued and/or allowed patents and we are currently pursuing 17 patent applications, including two patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in Canada, United Kingdom, Australia, and Hong Kong, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

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

Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. We expect these challenges to continue as organizations attempt to strengthen or maintain their market positions.

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

Employees

As of December 31, 2018, we had 495 employees, of which 371 were located in the United States and 124 were located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Available Information

Our principal executive offices are located at 290 Congress Street, Boston, Massachusetts, 02210. Our telephone number is (888) 882-1880. Our website address is www.brightcove.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $14.0 million for the year ended December 31, 2018, a consolidated net loss of $19.5 million for the year ended December 31, 2017 and a consolidated net loss of $10.0 million for the year ended December 31, 2016. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2016 faced distressing financial circumstances and, as a result, we lost substantially all of the revenue we expected to generate from this customer in 2017. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.

Our long term financial targets are predicated on bookings and revenue growth and operating margin improvements that we may fail to achieve, which could reduce our expected earnings and cause us to fail to meet the expectations of analysts or investors and cause the price of our securities to decline.

We are projecting long-term bookings and revenue growth. Our projections are based on the expected growth potential in our premium customer base, as well as the market for on-demand software solutions generally. We may not achieve the expected bookings and revenue growth if the markets we serve do not grow at expected rates, if customers do not purchase or renew subscriptions as we expect, and/or if we are not able to deliver products desired by customers and potential customers. Our long-term operating margin improvement targets are predicated on operating leverage as long term revenue increases and improved operating efficiencies from moving to additional cloud-based delivery of services, together with lower cost of goods sold, research and development expenses and general and administrative expenses as a percentage of total revenue. If operating margins do not improve, our earnings could be adversely affected and the price of our securities could decline.

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

We operate in a relatively new and rapidly developing market, which makes it difficult to evaluate our business and future prospects.

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

•

uncertain political and economic climates (including, for example, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit”, which has created economic and political uncertainty in the European Union); and

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

Changes in our business and operations, as well as organizational changes, have placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage these changes effectively and successfully recruit additional highly-qualified employees, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our leadership team in 2018. This growth and these organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage Brightcove effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, to manage the expected continued growth of our business, headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

Our recently announced transaction with Ooyala, Inc. and/or potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in February 2019, we entered into a definitive agreement to acquire the online video player related assets of Ooyala, Inc. (“Ooyala”) and certain of its subsidiaries. Acquisitions, including the Ooyala transaction, involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;

•	difficulties in integrating the personnel of a target company, including the onboarding of approximately 100 Ooyala employees whom we plan to hire in connection with the Ooyala transaction;

•	difficulties in supporting and transitioning customers, if any, of a target company, including the customers that we will acquire in connection with the Ooyala transaction;

•	diversion of financial and management resources from existing operations;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•

potential loss of key employees, customers and strategic alliances from either our current business or a target company’s business, including the customers that we will acquire in connection with the Ooyala transaction; and

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

Our success as a business depends, in large part, on our ability to provide a consistently high-quality digital experience to consumers via our relationships and infrastructure for the distribution and delivery of online media generally. There is no guarantee that our relationships and infrastructure will not experience problems or other performance issues, which could seriously impair the quality and reliability of our delivery of digital media to end users. For example, we primarily use three content delivery networks, or CDNs, to deliver content to end users. If one or more of these CDNs were to experience sustained technical failures, it could cause delays in our service and we could lose customers. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages or service degradation that may subject us to financial penalties and liabilities and result in customer losses. In the past we have, on limited occasions, suffered temporary interruptions of certain aspects of our service, including our customers’ ability to upload new content into our system, our customers’ ability to access administrative control of their accounts, and our ability to deliver content to end users in certain geographic locations. These service interruptions were the results of human error, hardware and software failures or failures of third-party networks. On a limited number of occasions, these service interruptions have required us to provide service credits to customers. We cannot guarantee that service interruptions will not occur again or predict the duration of interruptions of our service or the impact of such interruptions on our customers. Failures and interruptions of our service may impact our reputation, result in our payment of compensation or service credits to our customers, result in loss of customers and adversely affect our financial results and ability to grow our business. In addition, if AWS or our hosting infrastructure capacity fails to keep pace with increased sales or if our delivery capabilities fail, customers may experience delays as we seek to obtain additional capacity or enable alternative delivery capability, which could harm our reputation and adversely affect our revenue growth.

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

We use a data center and cloud computing services facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from a data center facility and cloud computing services facilities, such as AWS. While we control the actual computer and storage systems upon which our software runs, and deploy them to the data center facilities, we do not control the operation or availability of these facilities.

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

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. On June 21, 2018, the United States Supreme Court ruled in South Dakota v. Wayfair that states can impose sales and use taxes on transactions made with out-of-state sellers. Following this ruling, certain states have enforced tax laws requiring taxation of out-of-state purchases. We have performed an assessment of sales taxes owed under the new court ruling and determined that we need to remit sales taxes to certain states. There is a risk that states which do not currently impose taxes on out-of-state purchases will do so in the future. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.

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

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996 and the EU General Data Protection Regulation 2016/679, along with other similar laws and regulations prohibit certain types of information and content from being transmitted over the Internet. The scope of these types of prohibitions in jurisdictions around the world and the liability associated with a violation are evolving. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our products could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

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

The trading market for our common stock could be influenced by research and reports that industry or security analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares may be sold into the public market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of up to 1,056,763 shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreement entered into in connection with our entry into a definitive agreement to acquire certain assets of Ooyala. Following the expiration of the lock-up period 12 months following the closing date of the acquisition, these shares will be eligible for resale in compliance with Rule 144. These sales or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

The implementation by us of a new leasing standard in 2019 (ASC 842) requires substantial preparation, and our failure to properly implement this standard in a timely manner could result in inaccurate expense recognition and inappropriate disclosures and cause us to fail to meet our financial reporting obligations.

In February 2016, the FASB issued new lease accounting guidance under ASC 842 requiring lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. In order to be able to comply with the requirements of the new guidance, we need to invest effort in analyzing the existing lease arrangements and assessing the appropriate treatment. This may require incremental resources and could increase operating costs in future periods. If we are not able to timely implement the new guidance could result in inaccurate or incomplete presentation of our lease assets and liabilities.

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

We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of subjective assumptions, including the price volatility of the option’s underlying stock, the expected life of the options and the risk-free interest rate. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

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

Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. We have sales and marketing offices in Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Mumbai, India; and Singapore. Our offices in New York, New York; London, England; Seattle, Washington; San Francisco, California; and Scottsdale, Arizona are used for sales and marketing as well as research and development. We believe our facilities are adequate for our current needs.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.

Item 3.	Legal Proceedings

On May 22, 2017, a lawsuit was filed against us and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerned allegations that two individuals, who were former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for us. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against us were for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin us from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was allegedly taken. On June 16, 2017, we filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. The motion to dismiss was denied on September 6, 2017. The court issued a preliminary injunction on July 10, 2018. The injunction required us to delete any Ooyala confidential information obtained from the former Ooyala employees and prohibited us from using such information to pursue business with twenty-two specified Latin American prospective customers. On October 19, 2018, the parties settled the matter for an immaterial amount, and the case was dismissed on October 24, 2018.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against us and our subsidiary Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleged that we infringed five patents related to file compression technology. The complaint sought monetary damages and injunctive relief. On December 1, 2017, Realtime filed an amended complaint, adding two additional patents to its claims. We filed a motion to dismiss on January 26, 2018. The plaintiff filed an opposition to the motion to dismiss on February 9, 2018 and we filed a reply on February 16, 2018. A ruling on the motion to dismiss was not issued by the court. On July 31, 2018, we filed a Motion to Transfer Venue, which motion was opposed by the plaintiff. On October 18, 2018, we, via our insurer, entered into a Patent License Agreement which provides us a license to the patents-in-suit (as well as additional patents and patent applications owned by Realtime) in exchange for a one-time payment, which is immaterial in amount. As a result of entering into the Patent License Agreement, the case was dismissed on October 31, 2018.

On January 30, 2019, Uniloc 2017 LLC filed a complaint against us and our subsidiary, Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that we infringed four patents and seeks monetary damages and other relief. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

Stockholders

As of February 15, 2019, there were approximately 101 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2014 and December 31, 2018, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2014 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on January 1, 2014 of $14.1 per share as the initial value of our common stock.

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

	1/1/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Brightcove, Inc.	100.0	55.0	43.8	56.9	50.2	49.8
NASDAQ Composite Index	100.0	113.4	119.9	128.9	165.3	158.9
NASDAQ Computer & Data Processing Index	100.0	119.9	127.4	143.0	198.4	191.1

Sales of Unregistered Securities

On December 7, 2018, there was a defective issuance of putative stock of the Company due to an error in the vesting information of options to purchase stock of the Company with respect to a single former employee. Pursuant to Section 204 of the Delaware General Corporation Law, the Board of Directors of the Company ratified the defective issuance on February 12, 2019. Such issuance amounted to an unregistered sale of 562 shares of the Company’s common stock by the former employee.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2018.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2018	2017	2016	2015	2014 (1)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$164,833	$155,913	$150,266	$134,706	$125,017
Gross profit	98,209	91,295	94,419	88,229	81,284
Loss from operations	(13,101)	(19,696)	(8,978)	(6,931)	(15,193)
Consolidated net loss	(14,028)	(19,519)	(9,986)	(7,580)	(16,893)
Basic and diluted net loss per share	(0.39)	(0.57)	(0.30)	(0.23)	(0.53)

(1)	The results of operations for Unicorn have been included in our consolidated financial statements since the date of acquisition on January 31, 2014.

	As of December 31,
	2018 (2)	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,306	$26,132	$36,813	$27,637	$22,916
Accounts receivable, net	23,264	25,236	21,575	21,213	21,463
Property and equipment, net	9,703	9,143	9,264	8,689	10,372
Working capital	2,966	(983)	7,792	6,592	4,582
Total assets	133,356	127,615	136,424	127,668	127,584
Current and long-term deferred revenue	39,992	39,614	34,756	29,931	29,704
Total stockholders’ equity	70,614	66,756	78,196	78,135	80,763

(2)	The results of the adoption of ASC 606 have been included in our consolidated financial statements since the date of adoption on January 1, 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove SSAI, or SSAI, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player, is a cloud-based service for creating and managing video player experiences. Brightcove OTT Flow is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

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

As of December 31, 2018, we had 495 employees and 3,783 customers, of which 2,226 used our premium offerings and 1,557 used our volume offerings. As of December 31, 2017, we had 498 employees and 4,168 customers, of which and 2,167 used our premium offerings and 2,001 used our volume offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $155.9 million in the year ended December 31, 2017 to $164.8 million in the year ended December 31, 2018, primarily related to an increase in revenue from professional services engagements and to a lesser extent our subscription-based SaaS. Our consolidated net loss was $14.0 million and $19.5 million for the years ended December 31, 2018 and 2017, respectively. Included in consolidated net loss for the year ended December 31, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $6.6 million and $2.3 million, respectively. Included in consolidated net loss for the year ended December 31, 2017 was stock-based compensation expense and amortization of acquired intangible assets of $7.2 million and $2.7 million, respectively.

For the years ended December 31, 2018 and 2017, our revenue derived from customers located outside North America was 46% and 41%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of December 31, 2018, we had 3,783 customers, of which 1,557 used our volume offerings and 2,226 used our premium offerings. As of December 31, 2017, we had 4,168 customers, of which 2,001 used our volume offerings and 2,167 used our premium offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2018 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the years ended December 31, 2018 and 2017, the recurring dollar retention rate was 94% and 89%, respectively.

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

•

Backlog. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of

December 31, 2018, the total backlog for subscription and support contracts was approximately $109.4 million, of which approximately $90.7 million is expected to be recognized over the next 12 months. As of December 31, 2017, the total backlog for subscription and support contracts was approximately $101.0 million, of which approximately $79.2 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2018	2017
Customers (at period end)
Volume	1,557	2,001
Premium	2,226	2,167

Total customers (at period end)	3,783	4,168

Recurring dollar retention rate	94%	89%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$74.9	$70.1
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.7	$4.3
Total backlog, excluding professional services engagements	$109.4	$101.0

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

Video Marketing Suite and Enterprise Video Suite are offered to customers on a subscription basis in Starter, Pro and Enterprise editions. The Pro and Enterprise customer arrangements are typically one-year contracts, which typically include a subscription to Video Cloud, Gallery, Brightcove Social (for Video Marketing Suite customers) or Brightcove Live (for Enterprise Video Suite customers), basic support and a pre-determined amount of video streams or plays (for Video Marketing Suite customers), viewers (for Enterprise Video Suite customers), bandwidth and storage or videos. We also generally offer gold support or platinum support to these customers for an additional fee, which includes extended phone support. The pricing for our Pro and Enterprise editions is based on the number of users, accounts and usage, which is comprised of video streams or plays, viewers, bandwidth and storage or videos. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements, or will require the customer to upgrade its package upon renewal. The Starter edition provides customers with the same basic functionality that is offered in our Pro and Enterprise editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. Customers who purchase the Starter edition may enter into one-year agreements or month-to-month agreements. Starter customers with month-to-month agreements are generally billed on a monthly basis and pay via a credit card.

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

Cost of revenue increased in absolute dollars from 2017 to 2018. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and stock-based compensation. General and administrative expenses also include the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Merger-related. Merger-related costs consisted of expenses of $716,000 incurred as part of the anticipated acquisition of the online video player related assets from the assets of Ooyala, Inc. (“Ooyala”) and certain of its subsidiaries, and the acquisition of all of the assets of Unicorn Media, Inc. and certain of its subsidiaries, or Unicorn, as well as costs associated with the retention of key employees of Unicorn. Approximately $1.5 million was required to be paid to retain certain key employees from the Unicorn acquisition. The period in which these services were performed varies by employee. Given that the retention amount was related to a future service requirement, the related expense was recorded as merger-related compensation expense in the consolidated statements of operations over the expected service period.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents, foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets at December 31, 2018. We maintain net deferred tax liabilities for temporary differences related to our foreign subsidiaries.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2018, 2017, and 2016, we recorded stock-based compensation expense of $6.6 million, $7.2 million, and $6.0 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. For the years ended December 31, 2018, 2017 and 2016, 49%, 45% and 42%, respectively, of our revenue was generated in locations outside the United States. During the same periods, 31%, 29% and 28%, respectively, of our revenue was in currencies other than the U.S. dollar, as were some of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates revenue recognition guidance into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) (“ASC 606”). We adopted ASC 606 on January 1, 2018. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

1)	Identify the contract with a customer

2)	Identify the performance obligations in the contract

3)	Determine the transaction price

4)	Allocate the transaction price to performance obligations in the contract

5)	Recognize revenue when or as the Company satisfies a performance obligation

Our subscription arrangements provide customers the right to access our hosted software applications. Customers do not have the right to take possession of our software during the hosting arrangement. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum annual level of entitlement and provide the rate at which the customer must pay for actual usage above the annual entitlement allowance. These subscription arrangements are considered stand ready obligations that are providing a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. As such, these subscription arrangements are treated as a single performance obligation and the related fees are recognized as revenue ratably over the term of the underlying arrangement.

Under ASC 605, if usage exceeded the annual allowance level for a particular customer arrangement, the associated revenue was recognized in the period that the additional usage occurred. Under ASC 606, when the transaction price includes a variable amount of consideration, an entity is required to estimate the consideration that is expected to be received for a particular customer arrangement. We evaluate variable consideration for usage-based fees at contract inception and re-evaluate quarterly over the course of the contract. Specifically, we estimate the revenue pertaining to a customer’s usage that is expected to exceed the annual entitlement allowance and allocate such revenue to the distinct service within the related contract that gives rise to the variable payment. Estimates of variable consideration include analyzing customer usage against the applicable entitlement limit at the end of each reporting period and estimating the amount and timing of additional amounts to be invoiced in connection with projected usage. Estimates of variable consideration relating to customer usage do not include amounts for which it is probable that a significant reversal will occur. Determining the amount of variable consideration to recognize as revenue involves significant judgment on the part of management and it is possible that actual revenue will deviate from estimates over the course of a customer’s committed contract term.

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

We periodically enter into multiple-element service arrangements that include platform subscription fees, support fees, and, in certain cases, other professional services. These contracts include multiple promises that we evaluate to determine if the promises are separate performance obligations. Performance obligations are identified based on services to be transferred to a customer that are both capable of being distinct and are distinct within the context of the contract. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The transaction price post allocation is recognized as revenue as the related performance obligation is satisfied.

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against our net U.S. deferred tax assets at December 31, 2018. We maintain net deferred tax liabilities for temporary differences related to our foreign subsidiaries. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2018 and 2017, we had no material unrecognized tax benefits.

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

We adopted ASU 2017-04 during the year ended December 31, 2018, prior to our annual testing of goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. For the year ended December 31, 2018, we have not identified any impairment of our goodwill.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$150,941	$143,159	$142,022
Professional services and other revenue	13,892	12,754	8,244

Total revenue	164,833	155,913	150,266
Cost of revenue:
Cost of subscription and support revenue	53,311	50,664	48,011
Cost of professional services and other revenue	13,313	13,954	7,836

Total cost of revenue	66,624	64,618	55,847

Gross profit	98,209	91,295	94,419
Operating expenses:
Research and development	31,716	31,850	30,171
Sales and marketing	55,775	57,294	54,038
General and administrative	23,103	21,847	19,167
Merger-related	716	—	21

Total operating expenses	111,310	110,991	103,397

Loss from operations	(13,101)	(19,696)	(8,978)
Other income (expense), net	(326)	547	(598)

Loss before income taxes	(13,427)	(19,149)	(9,576)
Provision for income taxes	601	370	410

Net loss	$(14,028)	$(19,519)	$(9,986)

Net loss per share - basic and diluted	$(0.39)	$(0.57)	$(0.30)

Weighted-average number of common shares used in computing net loss per share - basic and diluted	35,808	34,376	33,189

Overview of Results of Operations for the Years Ended December 31, 2018 and 2017

Total revenue increased by 6%, or $8.9 million, in 2018 compared to 2017 due to an increase in subscription and support revenue of 5%, or $7.8 million, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increase in professional services and other revenue of 9%, or $1.1 million, was primarily related to the size and number of professional services engagements in 2018 compared to 2017. In addition, our revenue from premium offerings grew by $10.0 million, or 7%, in 2018 compared to 2017. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $6.9 million, or 8%, in 2018 compared to 2017, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery. Loss from operations was $13.1 million in 2018 compared to $19.7 million in 2017. We expect operating loss to decrease from greater sales to both new and existing customers and from improved efficiencies throughout our organization as we continue to grow and scale our operations.

As of December 31, 2018, we had $29.3 million of unrestricted cash and cash equivalents, an increase of $3.2 million from $26.1 million at December 31, 2017, due primarily to $5.8 million of proceeds from exercises of stock options and $2.6 million of cash provided by operating activities. These increases were offset by cash outflows of $3.0 million in capitalized internal-use software costs, and $1.5 million in capital expenditures. There were also cash outflows of $311,000 in payments under capital lease obligations, $170,000 in payments of withholding tax on RSU vesting and $26,000 for payments on equipment financing.

Revenue

	Year Ended December 31,
	2018		2017		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$160,285	97%	$150,304	96%	$9,981	7%
Volume	4,548	3	5,609	4	(1,061)	(19)

Total	$164,833	100%	$155,913	100%	$8,920	6%

During 2018, revenue increased by $8.9 million, or 6%, compared to 2017, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $10.0 million, or 7%, is partially the result of a 3% increase in the number of premium customers from 2,167 at December 31, 2017 to 2,226 at December 31, 2018, and a $1.1 million, or 9%, increase in professional services revenue. During 2018, volume revenue decreased by $1.1 million, or 19%, compared to 2017, driven by a decrease in customers as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2018		2017		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$150,941	92%	$143,159	92%	$7,782	5%
Professional services and other	13,892	8	12,754	8	1,138	9

Total	$164,833	100%	$155,913	100%	$8,920	6%

During 2018, subscription and support revenue increased by $7.8 million, or 5%, compared to 2017. The increase was primarily related to a 3% increase in the number of premium customers from 2,167 at December 31, 2017 to 2,226 at December 31, 2018 and a 6% increase in the average annual subscription revenue per premium customer during the year ended December 31, 2018. In addition, professional services and other revenue increased by $1.1 million, or 9%, primarily related to the size and number of professional services engagements during 2018 compared to the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2018		2017		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$88,778	54%	$91,358	59%	$(2,580)	(3)%

Europe	27,754	17	24,425	16	3,329	14
Japan	21,960	13	16,881	11	5,079	30
Asia Pacific	25,766	16	22,539	14	3,227	14
Other	575	—	710	—	(135)	(19)

International subtotal	76,055	46	64,555	41	11,500	18

Total	$164,833	100%	$155,913	100%	$8,920	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2018, total revenue for North America decreased $2.6 million, or 3%, compared to 2017. During 2018, total revenue outside of North America increased $11.5 million, or 18%, compared to 2017. The increase in revenue from international regions is primarily related to increases in revenue in Japan, Europe and Asia Pacific.

Cost of Revenue

	Year Ended December 31,
	2018		2017		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$53,311	35%	$50,664	35%	$2,647	5%
Professional services and other	13,313	96	13,954	109	(641)	(5)

Total	$66,624	40%	$64,618	41%	$2,006	3%

During 2018, cost of subscription and support revenue increased $2.6 million, or 5%, compared to 2017. The increase resulted primarily from increases in network hosting, amortization and partner commission expenses of $1.9 million, $1.1 million, and $1 million respectively. There were also increases in third-party software integrated with our service offering expense, employee-related expense, rent expense, and consultant expense of $866,000, $773,000, $268,000 and $253,000 respectively. These increases were offset in part by decreases in content delivery, depreciation, intangible amortization, and maintenance expenses of $2.1 million, $917,000, $380,000 and $103,000 respectively.

During 2018, cost of professional services and other revenue decreased $641,000, or 5%, compared to 2017. This decrease corresponds to a decrease in consultant expense of $1.6 million. This decrease was offset in part by increases in employee-related and rent expenses of $715,000 and $150,000 respectively.

Gross Profit

	Year Ended December 31,
	2018		2017		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$97,630	65%	$92,495	65%	$5,135	6%
Professional services and other	579	4	(1,200)	(9)	1,779	nm

Total	$98,209	60%	$91,295	59%	$6,914	8%

nm – not meaningful

The overall gross profit percentage was 60% and 59% for the years ended December 31, 2018 and 2017, respectively. Subscription and support gross profit increased $5.1 million, or 6%, compared to 2017. In addition, professional services and other gross profit increased $1.8 million compared to 2017. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2018		2017		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$31,716	19%	$31,850	20%	$(134)	0%
Sales and marketing	55,775	34	57,294	37	(1,519)	(3)
General and administrative	23,103	14	21,847	14	1,256	6
Merger-related	716	—	—	—	716	nm

Total	$111,310	68%	$110,991	71%	$319	0%

nm – not meaningful

Research and Development. During 2018, research and development expense decreased by $134,000, or 0%, compared to 2017 primarily due to a decrease in stock-based compensation of $282,000. This decrease was offset by increases in rent and employee-related expenses of $181,000 and $126,000 respectively. We expect our research and development expense to remain relatively unchanged in future periods.

Sales and Marketing. During 2018, sales and marketing expense decreased by $1.5 million, or 3%, compared to 2017 primarily due to decreases in travel, employee-related, and commission expenses of $1 million, $656,000, and $485,000 respectively. There were also decreases in stock-based compensation, computer maintenance and support, and consulting expenses of $373,000, $149,000, and $114,000 respectively. These decreases were partially offset by increases in rent expense, executive severance, conference expense, and marketing programs expense of $659,000, $386,000, $270,000 and $118,000 respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. During 2018, general and administrative expense increased by $1.3 million, or 6%, compared to 2017 primarily due to increases in consulting, employee-related, recruiting, and tax expenses of $1.2 million, $578,000, $464,000, and $184,000 respectively. These increases were offset by decreases in legal, depreciation, and travel expenses of $716,000, $232,000, and $130,000 respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. During 2018, merger-related expenses increased by $716,000 primarily due to costs incurred in connection with the entry into a definitive agreement in February 2019 to acquire the online video player related assets from Ooyala, Inc. and certain of its subsidiaries. In future periods, we expect merger-related expense to increase.

Other Expense, Net

	Year Ended December 31,
	2018		2017		Change
Other Expense	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Interest income, net	$227	—%	$124	—%	$103	83%
Interest expense	(8)	—	(26)	—	18	(69)
Other (expense) income, net	(545)	—	449	—	(994)	(221)

Total	$(326)	—%	$547	—%	$(873)	(160)%

The interest expense during 2018 is primarily comprised of interest paid on capital leases and an equipment financing. The change in other (expense) income, net during the year ended December 31, 2018 was primarily due to realized foreign currency exchange losses recorded during the year ended December 31, 2018 compared to gains recorded in the corresponding period of the prior year.

Provision for Income Taxes

	Year Ended December 31,
	2018		2017		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$601	—%	$370	—%	$231	62%

During 2018 and 2017, the provision for income taxes was primarily comprised of income tax expenses related to foreign jurisdictions.

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

During 2017, subscription and support revenue increased by $1.1 million, or 1%, compared to 2016. The increase was primarily related to the continued growth of our customer base for our premium offerings, including sales to both new and existing customers during 2017. The increases are offset by the loss of a major customer during the first quarter of 2017. In addition, professional services and other revenue increased by $4.5 million, or

55%, primarily related to the size and number of professional services engagements during 2017 compared to the prior year. During 2017, the increase in professional services revenue was primarily related to an increase in OTT application development projects. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

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

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2018 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2018 and 2017, we had $9.9 million and $7.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. On February 13, 2019, we entered into a definitive agreement to acquire a significant portion of the assets of Ooyala, Inc. and certain of its subsidiaries in exchange for 1,056,763 unregistered shares of common stock of Brightcove Inc. and approximately $6.25 million of cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2018	2017	2016
	(in thousands)
Cash flows provided by (used in) operating activities	2,550	(6,441)	11,077
Cash flows used in investing activities	(4,531)	(4,112)	(5,293)
Cash flows provided by (used in) financing activities	5,250	(544)	3,633

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

Cash flows provided by (used in) operating activities.

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2018 was $2.6 million. The cash flows provided by operating activities resulted from net non-cash charges of $13.8 million and changes in our operating assets and liabilities of $2.8 million, partially offset by net losses of $14 million. Increases of cash included decreases in accounts receivable and prepaid expenses of $2.8 million and $294,000, respectively, and increases in accounts payable and accrued expense of $1.2 million and $326,000 respectively. These inflows were offset in part by decreases in deferred revenue of $1.3 million. Net non-cash expenses consisted primarily of $6.8 million for depreciation and amortization expense and $6.6 million for stock-based compensation expense.

Cash flows used in investing activities.

Cash used in investing activities during the year ended December 31, 2018 was $4.5 million, consisting primarily of $3.0 million for the capitalization of internal-use software costs and $1.5 million in capital expenditures to support the business.

Cash flows provided by (used in) financing activities.

Cash provided by financing activities for the year ended December 31, 2018 was $5.3 million, consisting of proceeds received on the exercise of common stock options of $5.8 million, offset in part by payments under capital lease obligation, withholding tax on RSU vesting, and equipment financing of $311,000, $170,000 and $26,000, respectively.

Credit facility.

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points (the “LIBOR rate margin”) and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of December 31, 2018. As we have not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2018.

-Net operating loss carryforwards.

As of December 31, 2018, we had federal and state net operating losses of approximately $161.8 million and $76.8 million, respectively, which are available to offset future taxable income, if any, through 2038. We had federal and state net operating losses of approximately $13.8 million and $0.7 million, respectively, which are available to offset future taxable income, if any, indefinitely. We had federal and state research and development tax credits of $6.9 million and $4.4 million, respectively, which expire in various amounts through 2038. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2018 and 2017.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for capital leases and equipment financing as well as content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2018:

	Payment Due by Period
	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$21,516	$6,752	$10,476	$3,300	$988
Capital lease obligations	277	243	34	—	—
Outstanding purchase obligations	20,415	17,415	3,000	—	—

Total	$42,208	$24,410	$13,510	$3,300	$988

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

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2018	2017
Revenues generated in locations outside the United States	49%	45%
Revenues in currencies other than the United States dollar (1)	31%	29%
Expenses in currencies other than the United States dollar (1)	16%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2018 and 2017:

	Twelve Months Ended December 31, 2018
	Revenues	Expenses
Euro	6%	1%
British pound	7	6
Japanese Yen	13	4
Other	5	5

Total	31%	16%

	Twelve Months Ended December 31, 2017
	Revenues	Expenses
Euro	6%	1%
British pound	7	6
Japanese Yen	11	4
Other	5	4

Total	29%	15%

As of December 31, 2018 and 2017, we had $7.2 million and $7.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense), net”, while exchange rate fluctuations on long-term intercompany accounts are recorded as a component of other comprehensive income (loss), , as they are considered part of our net investment.

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2018, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2018, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.2 million, decreased expenses by $2.9 million and decreased operating income by $2.3 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2018.

Interest rate risk

We had cash and cash equivalents totaling $29.3 million at December 31, 2018. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

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

Brightcove Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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

Boston, Massachusetts

February 21, 2019

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29,306	$26,132
Accounts receivable, net of allowance of $190 and $146 at December 31, 2018 and December 31, 2017, respectively	23,264	25,236
Prepaid expenses	4,866	3,991
Other current assets	7,070	3,045

Total current assets	64,506	58,404
Property and equipment, net	9,703	9,143
Intangible assets, net	5,919	8,236
Goodwill	50,776	50,776
Deferred tax asset	—	87
Other assets	2,452	969

Total assets	$133,356	$127,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,712	$6,142
Accrued expenses	$13,746	13,621
Capital lease liability	236	228
Equipment financing	—	26
Deferred revenue	39,846	39,370

Total current liabilities	61,540	59,387
Deferred revenue, net of current portion	146	244
Deferred tax liability	28	—
Other liabilities	1,028	1,228

Total liabilities	62,742	60,859
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,752,469 and 34,933,408 shares issued at December 31, 2018 and 2017, respectively	37	35
Additional paid-in capital	251,122	238,700
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(952)	(809)
Accumulated deficit	(178,722)	(170,299)

Total stockholders’ equity	70,614	66,756

Total liabilities and stockholders’ equity	$133,356	$127,615

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$150,941	$143,159	$142,022
Professional services and other revenue	13,892	12,754	8,244

Total revenue	164,833	155,913	150,266
Cost of revenue: (1) (2)
Cost of subscription and support revenue	53,311	50,664	48,011
Cost of professional services and other revenue	13,313	13,954	7,836

Total cost of revenue	66,624	64,618	55,847

Gross profit	98,209	91,295	94,419
Operating expenses: (1) (2)
Research and development	31,716	31,850	30,171
Sales and marketing	55,775	57,294	54,038
General and administrative	23,103	21,847	19,167
Merger-related	716	—	21

Total operating expenses	111,310	110,991	103,397

Loss from operations	(13,101)	(19,696)	(8,978)
Other income (expense), net	(326)	547	(598)

Loss before income taxes	(13,427)	(19,149)	(9,576)
Provision for income taxes	601	370	410

Net loss	$(14,028)	$(19,519)	$(9,986)

Net loss per share — basic and diluted	$(0.39)	$(0.57)	$(0.30)

Weighted-average number of common shares used in computing net loss per share — basic and diluted	35,808	34,376	33,189

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(14,028)	$(19,519)	$(9,986)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(143)	363	(284)

Comprehensive loss	$(14,171)	$(19,156)	$(10,270)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value		Shares	Value
Balance at December 31, 2015	32,810,631	$33	$220,458	(135,000)	$(871)	$(888)	$(140,597)	$78,135
Issuance of common stock upon exercise of stock options	886,085	1	4,554	—	—	—	—	4,555
Issuance of common stock pursuant to restricted stock units	425,904	—	—	—	—	—	—	—
Return of common stock issued pursuant to settlement agreement	—	—	—	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(405)	—	—	—	—	(405)
Stock-based compensation expense	—	—	6,181	—	—	—	—	6,181
Issuance of common stock upon net exercise of stock warrants	20,528	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(284)		(284)
Net loss	—	—	—	—	—	—	(9,986)	(9,986)

Balance at December 31, 2016	34,143,148	34	230,788	(135,000)	(871)	(1,172)	(150,583)	78,196
Issuance of common stock upon exercise of stock options	229,127	—	520	—	—	—	—	520
Issuance of common stock pursuant to restricted stock units	561,133	1	(1)	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(268)	—	—	—	—	(268)
Stock-based compensation expense	—	—	7,464	—	—	—	—	7,464
Impact of adoption of ASU 2016-09 as of January 1, 2017	—	—	197	—	—	—	(197)	—
Foreign currency translation adjustment	—	—	—	—	—	363	—	363
Net loss	—	—	—	—	—	—	(19,519)	(19,519)

Balance at December 31, 2017	34,933,408	35	238,700	(135,000)	(871)	(809)	(170,299)	66,756
Issuance of common stock upon exercise of stock options	1,173,288	1	5,756	—	—	—	—	5,757
Issuance of common stock pursuant to restricted stock units	645,773	1	(1)	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(170)	—	—	—	—	(170)
Stock-based compensation expense	—	—	6,837	—	—	—	—	6,837
Impact of adoption of ASU 2014-09 as of January 1, 2018	—	—	—	—	—	—	5,605	5,605
Foreign currency translation adjustment	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(14,028)	(14,028)

Balance at December 31, 2018	36,752,469	$37	$251,122	(135,000)	$(871)	$(952)	$(178,722)	$70,614

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net loss	$(14,028)	$(19,519)	$(9,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,796	7,257	7,796
Stock-based compensation	6,649	7,243	6,012
Deferred income taxes	118	38	(47)
Provision for reserves on accounts receivable	199	203	230
Loss on disposal of equipment	—	—	155
Changes in assets and liabilities:
Accounts receivable	2,791	(3,811)	(559)
Prepaid expenses and other current assets	294	(1,484)	(894)
Other assets	(536)	56	(299)
Accounts payable	1,197	1,758	733
Accrued expenses	326	(2,930)	3,172
Deferred revenue	(1,256)	4,748	4,764

Net cash provided by (used in) operating activities	2,550	(6,441)	11,077
Investing activities
Cash paid for purchase of intangible asset	—	—	(300)
Purchases of property and equipment, net of returns (Note 2)	(1,538)	(1,102)	(1,307)
Capitalized internal-use software costs	(2,993)	(3,010)	(3,887)
Decrease in restricted cash	—	—	201

Net cash used in investing activities	(4,531)	(4,112)	(5,293)
Financing activities
Proceeds from exercise of stock options	5,757	520	4,555
Payments of withholding tax on RSU vesting	(170)	(268)	(405)
Proceeds from equipment financing	—	—	604
Payments on equipment financing (Note 9)	(26)	(307)	(271)
Payments under capital lease obligation	(311)	(489)	(850)

Net cash provided by (used in) financing activities	5,250	(544)	3,633
Effect of exchange rate changes on cash and cash equivalents	(95)	416	(241)

Net increase (decrease) in cash and cash equivalents	3,174	(10,681)	9,176
Cash and cash equivalents at beginning of period	26,132	36,813	27,637

Cash and cash equivalents at end of period	$29,306	$26,132	$36,813

Supplemental disclosure of cash flow information
Cash paid for income taxes	$384	$500	$351

Cash paid for interest	$8	$26	$63

Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$188	$221	$169

Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$—	$28	$20

Unpaid purchases of property and equipment	$160	$138	$83

See accompanying notes.

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017 and 2016

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and revenue reserves, contingent liabilities, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, the determination of the fair value of stock awards issued, and the recoverability of the Company’s deferred tax assets and related valuation allowance.

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

On February 13, 2019, the Company entered into a definitive agreement to acquire a significant portion of the assets of Ooyala, Inc. and certain of its subsidiaries, or “Ooyala”, a provider of cloud video ad insertion technology, in exchange for 1,056,763 unregistered shares of common stock of Brightcove Inc. and approximately $6.25 million of cash, which includes up to $500 as a reimbursement of Ooyala’s audit fees incurred in connection with the transaction. Pursuant to the purchase agreement, approximately $2.65 million of the cash will be placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Ooyala’s representations and warranties, covenants, and agreements. The escrow amount is the equivalent of 18% of the purchase price, and this amount will remain in escrow for 20 months. The expected acquisition will be accounted for as a purchase transaction, and as such the results of operations from the acquired assets will be consolidated with the Company beginning on the closing date of the acquisition. In connection with the acquisition of Ooyala, the Company incurred $716 of merger-related costs during 2018, which the Company recorded as an expense in its consolidated statements of operations for the year ended December 31, 2018. At this time, the Company has not completed its evaluation of the purchase accounting related to this transaction.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2018 or 2017.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of December 31, 2018 and 2017 consist of the following:

	December 31, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$21,007	$21,007	$21,007
Money market funds	Demand	8,299	8,299	8,299

Total cash and cash equivalents		$29,306	$29,306	$29,306

	December 31, 2017
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$17,972	$17,972	$17,972
Money market funds	Demand	8,160	8,160	8,160

Total cash and cash equivalents		$26,132	$26,132	$26,132

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease liabilities and equipment financing, approximated their fair values at December 31, 2018 and 2017, due to the short-term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 5 for further discussion.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the applied the modified retrospective method. For further discussion of the Company’s accounting policies related to revenue, see Note 3.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2018	$146	$199	$(155)	$190
Year ended December 31, 2017	154	203	(211)	146
Year ended December 31, 2016	332	230	(408)	154

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

For the years ended December 31, 2018, 2017 and 2016, no individual customer accounted for more than 10% of total revenue. As of December 31, 2018 and 2017, no individual customer accounted for more than 10% of accounts receivable, net.

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

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $3,152, $3,239 and $4,038, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $2,962, $1,867 and $690 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2018	2017
Computer equipment	3	$14,076	$17,157
Software	3 - 6	21,208	17,996
Furniture and fixtures	5	2,929	2,396
Leasehold improvements	Shorter of lease term or the estimated useful life	1,665	1,366

		39,878	38,915
Less accumulated depreciation and amortization		30,175	29,772

		$9,703	$9,143

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2018, 2017 and 2016 was $4,479, $4,523 and $4,860, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, the Company has not identified any impairment of its long-lived assets.

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

The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2018 and 2017. The Company evaluates impairment by comparing the estimated fair value of its reporting unit to its carrying value. The Company estimates fair value primarily utilizing the market approach, which calculates fair value based on the market values of comparable companies or comparable transactions.

The Company adopted ASU 2017-04 during the year ended December 31, 2018. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. For the year ended December 31, 2018, the Company has not identified any impairment of its goodwill.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2018 and 2017.

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

The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Options outstanding	2,738	4,127	4,291
Restricted stock units outstanding	3,034	2,050	1,668
Warrants	—	—	19

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2018 or 2017.

Stock-Based Compensation

At December 31, 2018, the Company had five stock-based compensation plans, which are more fully described in Note 7.

The Company values its shares of common stock in connection with the issuance of stock-based equity awards using the closing price of the Company’s shares of common stock on the NASDAQ Global Market on the date of the grant. Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense associated with equity awards to employees.

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

The weighted-average fair value of options granted during the years ended December 31, 2018, 2017 and 2016, was $4.11, $3.08 and $4.01 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.88%	2.08%	1.75%
Expected volatility	43%	42%	45%
Expected life (in years)	6.2	6.1	6.2
Expected dividend yield	—	—	—

For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For performance-based awards with service-based vesting conditions, the Company recognizes compensation expense based upon a review of the Company’s expected achievement against the specified targets.

As of December 31, 2018, there was $16,967 of total unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.77 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Cost of subscription and support revenue	$481	$439	$324
Cost of professional services and other revenue	242	251	217
Research and development	1,281	1,563	1,275
Sales and marketing	2,377	2,750	2,320
General and administrative	2,268	2,240	1,876

	$6,649	$7,243	$6,012

Upon the adoption of ASU 2016-09 on January 1, 2017, we have elected to recognize prospectively gross stock-based compensation expense with actual forfeitures recognized as they occur. Prior to the adoption of ASU 2016-09, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from estimates.

For the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense for stock options granted to non-employees in the accompanying consolidated statements of operations was not material.

See Note 7 for a summary of the stock option and restricted stock activity under the Company’s stock-based compensation plans for the year ended December 31, 2018.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2,657, $2,485 and $2,137 for the years ended December 31, 2018, 2017 and 2016, respectively.

Recent Accounting Pronouncements and Standards

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-02. The Company will to adopt the standard using the additional transition method introduced by ASU 2018-11. The Company completed its scoping assessment and determined that less than 15 leases will be impacted by the new standard. While the Company is still in the process of determining the effect that the new standard will have on its consolidated financial statements and related disclosures, the Company will be recognizing a significant amount of additional assets and corresponding liabilities on its consolidated balance sheet, as a result of its existing operating lease portfolio.

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendment requires the use of the retrospective transaction approach for adoption. The adoption of ASU 2016-15 did not have any effect on the Company’s consolidated financial statements or disclosures.

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

In May 2017 the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The adoption of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2018, the Company had completed its accounting for all of the tax effects of the enactment of the Act, including the effects on its existing deferred tax balances and the one-time transition tax. The Company has not recognized any material adjustment to the provisional tax expense estimate previously recorded related to the Act. Refer to Note 9, Income Taxes, for additional information regarding this new tax legislation.

The Company has taken into consideration the other impacts of the Act that became effective in 2018, including the provisions related to Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For the year ended December 31, 2018, the Company made the accounting policy election to recognize GILTI as a period expense.

3. Revenue from Contracts with Customers

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates revenue recognition guidance into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers). The Company adopted ASC 606 on January 1, 2018 and applied the modified retrospective method of adoption with a cumulative catch-up adjustment to the opening balance of retained earnings at January 1, 2018. Under this method, the Company applied the revised guidance for the year of adoption and applied ASC Topic 605, Revenue Recognition (“ASC 605”), in the prior years. As a result, the Company applied ASC 606 only to contracts that were not yet completed as of January 1, 2018. The Company recognized a cumulative catch-up adjustment to the opening balance of accumulated deficit at the effective date for contracts that still require performance by the entity at the date of adoption. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Disaggregation of Revenue

The Company classifies its customers by including them in either premium or volume offerings. For premium offerings, the Company organizes its go-to-market approach by focusing its sales and marketing teams on selling primarily to (i) media companies, who generally want to distribute video content to a broad audience and (ii) enterprises and organizations, who generally use video for marketing or enterprise communication purposes.

The following table summarizes revenue from contracts with customers by business unit for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Revenue by Business Unit
Media	$88,748	$85,562	$84,380
Enterprise	71,537	64,742	58,460
Volume	4,548	5,609	7,426

Total	164,833	155,913	150,266

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

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue and the reduction of expense as of December 31, 2017, which in turn generated additional deferred tax liabilities. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect.

	As of December 31, 2018
Balance Sheet	As reported	Pro forma as if the previous accounting guidance was in effect
Assets
Current assets:
Cash and cash equivalents	$29,306	29,306
Accounts receivable, net	23,264	22,294
Prepaid expenses	4,866	4,866
Other current assets	7,070	1,857

Total current assets	64,506	58,323
Property and equipment, net	9,703	9,703
Intangible assets, net	5,919	5,919
Goodwill	50,776	50,776
Deferred tax asset	—	—
Other assets	2,452	1,004

Total assets	$133,356	$125,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,712	$7,712
Accrued expenses	13,746	13,746
Capital lease liability	236	236
Equipment financing	—	—
Deferred revenue	39,846	38,422

Total current liabilities	61,540	60,116
Deferred revenue, net of current portion	146	146
Deferred tax liability	28	28
Other liabilities	1,028	1,028

Total liabilities	62,742	61,318
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock	—	—
Common stock	37	37
Additional paid-in capital	251,122	251,122
Treasury stock	(871)	(871)
Accumulated other comprehensive loss	(952)	(952)
Accumulated deficit	(178,722)	(184,929)

Total stockholders’ equity	70,614	64,407

Total liabilities and stockholders’ equity	$133,356	$125,725

Total reported assets were $7,631 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. This was largely due to impacts of variable consideration and costs to obtain a contract.

Total reported liabilities were $1,424 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. This was largely due to the impact of variable consideration.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605.

	Year Ended December 31, 2018
Statement of Operations	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue:
Subscription and support revenue	$150,941	$151,116
Professional services and other revenue	13,892	13,892

Total revenue	164,833	165,008
Cost of revenue:
Cost of subscription and support revenue	53,311	53,311
Cost of professional services and other revenue	13,313	13,313

Total cost of revenue	66,624	66,624

Gross profit	98,209	98,384
Operating expenses:
Research and development	31,716	31,716
Sales and marketing	55,775	56,552
General and administrative	23,103	23,103
Merger-related	716	716

Total operating expenses	111,310	112,087

Loss from operations	(13,101)	(13,703)
Other income (expense), net	(326)	(326)

Loss before income taxes	(13,427)	(14,029)
Provision for income taxes	601	601

Net loss	$(14,028)	$(14,630)

Net loss per share — basic and diluted	$(0.39)	$(0.41)

Weighted-average number of common shares used in computing net loss per share	35,808	35,808

The primary difference in subscription and support revenue relates to the impacts of applying the variable consideration guidance under ASC 606. Under the previous guidance, subscription and support revenue would have been approximately $175 higher, for the year ended December 31, 2018 as revenue for usage based fees, for contracts with annual entitlement allowances, was recognized in the month of such usage. Under ASC 606, usage based fees, for contracts with annual entitlement allowances, are recognized as revenue over the term of the underlying arrangement.

Sales and marketing expense, under the previous guidance, would have increased by approximately $777 for the year ended December 31, 2018. Sales and marketing expense would have increased by $777 for the year ended December 31, 2018, due to a portion of the commission payments being recorded immediately to expense at the time a liability was recorded. In addition, certain commission amounts that were amortized to expense over the underlying term of the arrangement are now amortized over the average customer life under ASC 606.

The net impact of accounting for revenue under the new guidance decreased net loss per share by $0.02 per basic and diluted share for the year ended December 31, 2018.

	Year Ended December 31, 2018
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance was in effect
Operating activities
Net loss	$(14,028)	$(14,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,796	6,796
Stock-based compensation	6,649	6,649
Deferred income taxes	118	118
Provision for reserves on accounts receivable	199	199
Changes in assets and liabilities:
Accounts receivable	2,791	2,835
Prepaid expenses and other current assets	294	262
Other assets	(536)	(65)
Accounts payable	1,197	1,197
Accrued expenses	326	326
Deferred revenue	(1,256)	(1,137)

Net cash provided by operating activities	$2,550	$2,550

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows between net loss and various working capital balances.

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at January 1, 2018	$26,162	$3,124	$40,799	$359	$41,158
Balance at December 31, 2018	23,264	1,640	39,846	146	39,992

Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $40.5 million. During the year ended December 31, 2018, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.9 million and $5.4 million as of December 31, 2018 and January 1, 2018, respectively. Amortization expense recognized during the year ended December 31, 2018 related to costs to obtain a contract was $7.2 million.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as December 31, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

Subscription and Support Revenue

As of December 31, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $109.4 million, of which approximately $90.7 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by the end of 2020. The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more of the performance obligations in its contracts.

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

4. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2018:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$11,082	$3,141
Customer relationships	11	6,257	3,479	2,778
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$22,760	$16,841	$5,919

Finite-lived intangible assets consist of the following as of December 31, 2017:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$9,431	$4,792
Customer relationships	11	6,257	2,813	3,444
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$22,760	$14,524	$8,236

The following table summarizes amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Cost of subscription and support revenue	$1,651	$2,031	$2,031
Research and development	—	11	126
Sales and marketing	666	692	959

	$2,317	$2,734	$3,116

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2019	$1,603
2020	1,584
2021	1,328
2022	370
2023	285
2024 and thereafter	749

Total	$5,919

The carrying amount of goodwill was $50,776 as of December 31, 2018 and 2017.

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2018 and 2017:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,299	$—	$—	$8,299

Total assets	$8,299	$—	$—	$8,299

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,160	$—	$—	$8,160

Total assets	$8,160	$—	$—	$8,160

Realized gains and losses from sales of the Company’s investments are included in “Other income (expense), net”.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2018 or 2017.

6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through January 2024. Future minimum rental commitments under operating leases at December 31, 2018 are as follows:

Year Ending December 31,	Operating Lease Commitments
2019	$6,752
2020	5,355
2021	5,122
2022	2,192
2023	1,108
2024 and thereafter	988

$21,517

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

The Company’s primary office lease has the option to renew the lease for two successive periods of five years each. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.

Certain of the Company’s operating leases include escalating payment amounts and lease incentives. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. The lease incentives are considered an inseparable part of the lease agreement, and are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. As of December 31, 2018 and 2017, the Company had deferred rent and rent incentives of $1,264 and $1,464, respectively, of which $876 and $1,102, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $7,857, $6,608 and $6,334, respectively. Income from sublease rental activity amounted to $92, $285 and $219, respectively, for the years ended December 31, 2018, 2017 and 2016. The Company’s existing sublease agreement expired in June 2018, and as of December 31, 2018, the Company was not party to any sublease agreements.

Capital Lease Commitments

The Company leases certain computer equipment and support under non-cancelable capital leases. The lease arrangements expire at various dates through April 2020. Future minimum rental commitments under capital leases at December 31, 2018 are as follows:

Year Ending December 31,	Capital Lease Commitments
2019	$243
2020	$34
Less – interest on capital leases	7

$270

At December 31, 2018, total assets under capital leases were $353 and related accumulated amortization was $83.

In addition to the operating lease and capital lease commitments discussed above, as of December 31, 2018, the Company had non-cancelable commitments of $17,415 and $3,000 payable in 2019 and 2020, respectively, primarily for content delivery network services, hosting and other support services.

Legal Matters

On May 22, 2017, a lawsuit was filed against Brightcove and two individuals by Ooyala, Inc. (“Ooyala”) and Ooyala Mexico S. de R.L. de C.V. (“Ooyala Mexico”). The lawsuit, which was filed in the United States District Court for the District of Massachusetts, concerned allegations that the two individuals, who were former employees of Ooyala Mexico, misappropriated customer information and other trade secrets and used that information in working for Brightcove. The complaint was amended on June 1, 2017 to remove claims against the two former employees of Ooyala Mexico. The remaining claims against Brightcove were for violation of the Defend Trade Secrets Act of 2016 (18 U.S.C. §1836), violation of the Massachusetts trade secret statute (M.G.L. c. 93, §42), violation of Massachusetts Chapter 93A (M.G.L. c. 93A, §11), and tortious interference with advantageous business relationships. Ooyala and Ooyala Mexico also filed a motion for preliminary injunction (amended at the same time the complaint was amended), seeking to enjoin Brightcove from using any of the allegedly misappropriated information or communicating with customers whose information was taken, and seeking the return of any information that was allegedly taken. On June 16, 2017, Brightcove filed an opposition to the motion for preliminary injunction, and also moved to dismiss the lawsuit. The motion to dismiss was denied on September 6, 2017. The court issued a preliminary injunction on July 10, 2018. The injunction required Brightcove to delete any Ooyala confidential information obtained from the former Ooyala employees and prohibited Brightcove from using such information to pursue business with twenty-two specified Latin American prospective customers. On October 19, 2018, the parties settled the matter for an immaterial amount, and the case was dismissed on October 24, 2018.

On October 26, 2017, Realtime Adaptive Streaming LLC filed a complaint against Brightcove and its subsidiary Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleged that Brightcove infringed five patents related to file compression technology. The complaint sought monetary damages and injunctive relief. On December 1, 2017, Realtime filed an amended complaint, adding two additional patents to its claims. Brightcove filed a motion to dismiss on January 26, 2018. The plaintiff filed an opposition to the motion to dismiss on February 9, 2018 and Brightcove filed a reply on February 16, 2018. A ruling on the motion to dismiss was not issued by the court. On July 31, 2018, Brightcove filed a Motion to Transfer Venue, which motion was opposed by the plaintiff. On October 18, 2018, Brightcove, via its insurer, entered into a Patent License Agreement which provides Brightcove a license to the patents-in-suit (as well as additional patents and patent applications owned by Realtime) in exchange for a one-time payment, which is immaterial in amount. As a result of entering into the Patent License Agreement, the case was dismissed on October 31, 2018.

On January 30, 2019, Uniloc 2017 LLC filed a complaint against the Company and its subsidiary, Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that Brightcove infringed four patents and seeks monetary damages and other relief. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2018, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

Treasury Stock

The Company has recorded 135,000 shares as treasury stock as of December 31, 2018 and 2017.

Equity Incentive Plans

At December 31, 2018, the Company had five stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan), the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan), the Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan), and the 2018 Inducement Plan (the 2018 plan). The 2004 Plan and the 2012 Plan provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors. In conjunction with the effectiveness of the 2012 Plan, the Board voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

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

In 2012, the Company adopted the RSU Plan in connection with the acquisition of Zencoder. The restricted stock units were settled in shares of the Company’s common stock upon vesting.

In 2014, the Company adopted the 2014 Stock Inducement Plan in connection with the Unicorn asset purchase agreement.

Effective April 11, 2018, the Company adopted the 2018 Plan. The 2018 Plan provides for the issuance of stock options and restricted stock units to the Company’s Chief Executive Officer (“CEO”).

During 2018, the Company granted an aggregate of 1,169,000 restricted stock units to certain key executives, which contain both performance-based and service-based vesting conditions. The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

At December 31, 2018, 2,105,806 shares were available for issuance under all stock-based compensation plans.

The following is a summary of the stock option activity for all stock option plans during the year ended December 31, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,924,313	$7.33
Granted	1,234,184	8.99
Exercised	(1,173,288)	4.91		$4,897
Cancelled	(1,247,554)	8.54

Outstanding at December 31, 2018	2,737,655	$8.57	6.84	$678

Exercisable at December 31, 2018	1,413,875	$8.36	4.83	$545

(1)

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2018 of $7.04 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2017 and 2016 was $1,243 and $5,159, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the RSU activity during the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2017	2,218,704	$7.44
Granted	2,218,036	8.43
Vested and issued	(645,773)	7.33
Cancelled	(757,385)	7.44

Unvested by December 31, 2018	3,033,582	$8.07

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

Common Stock Reserved for Future Issuance

At December 31, 2018, the Company has reserved the following shares of common stock for future issuance:

December 31, 2018
Common stock options outstanding	2,737,655
Restricted stock unit awards outstanding	3,033,582
Shares available for issuance under all stock-based compensation plans	2,105,806

Total shares of authorized common stock reserved for future issuance	7,877,043

8. Income Taxes

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(15,026)	$(20,528)	$(10,756)
Foreign	1,599	1,379	1,180

Total	$(13,427)	$(19,149)	$(9,576)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current provision:
Federal	$—	$—	$—
State	19	21	33
Foreign	464	311	424

Total current	483	332	457

Deferred (benefit):
Federal	—	—	—
State	—	—	—
Foreign	118	38	(47)

Total deferred	118	38	(47)

Total provision	$601	$370	$410

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at statutory rates	(21.0)%	(34.0)%	(34.0)%
State income taxes	(5.5)	(4.1)	(6.1)
Change in tax rate	—	103.9	0.1
Permanent differences	7.0	7.1	11.7
Foreign rate differential	1.4	(0.7)	(1.1)
Research and development credits	(6.1)	(3.7)	(6.7)
Change in valuation allowance	29.2	(66.3)	40.8
Other, net	(0.5)	(0.3)	(0.4)

Effective tax rate	4.5%	1.9%	4.3%

The income tax effect of each type of temporary difference and carryforward as of December 31, 2018 and 2017 is as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry-forwards	$41,440	$37,964
Tax credit carry-forwards	10,327	9,173
Stock-based compensation	974	1,856
Fixed Assets	179	267
Account receivable reserves	136	189
Accrued compensation	910	851
Capitalized start-up costs	92	138
Other temporary differences	325	371

Total deferred tax assets	54,383	50,809
Deferred tax liabilities:
Other deferred tax liabilities	(1,520)	—
Intangible assets	(3,100)	(3,611)

Total deferred tax liabilities	(4,620)	(3,611)

Valuation allowance	(49,791)	(47,111)

Net deferred tax asset (liability)	$(28)	$87

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of December 31, 2018 and 2017, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2017 to 2018 of $2.7 million principally relates to the current year taxable loss. The Company maintains net deferred tax liabilities for temporary differences related to its foreign subsidiaries.

As of December 31, 2018, the Company had federal and state net operating losses of approximately $161.8 million and $76.8 million, respectively, which are available to offset future taxable income, if any, through 2038. The Company had federal and state net operating losses of approximately $13.8 million and $0.7 million, respectively, which are available to offset future taxable income, if any, indefinitely. The Company also had federal and state research and development tax credits of $6.9 million and $4.4 million, respectively, which expire in various amounts through 2038. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from June 30, 2014, the date of the most recent completed study, through December 31, 2018. If a change in ownership were to have occurred during that period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2018 and 2017, the Company had no recorded liabilities for uncertain tax positions.

At December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2015 through 2018. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2013.

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

As of December 31, 2018, the Company had completed its accounting for all of the tax effects of the enactment of the Act, including the effects on its existing deferred tax balances and the one-time transition tax. The Company had not recognized any material adjustment to the provisional tax expense estimate previously recorded related to the Act.

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

9. Debt

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”).

Under the Line of Credit, we can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points (the “LIBOR rate margin”) and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of December 31, 2018 and there were no borrowings outstanding.

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Accrued payroll and related benefits	$4,777	$4,436
Accrued sales and other taxes	1,639	1,363
Accrued professional fees and outside contractors	1,253	2,021
Accrued content delivery	2,979	2,390
Accrued other liabilities	3,098	3,411

Total	$13,746	$13,621

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2018	2017	2016
Revenue:
North America	$88,778	$91,358	$92,912
Europe	27,754	24,425	25,196
Japan	21,960	16,881	15,230
Asia Pacific	25,766	22,539	15,617
Other	575	710	1,311

Total revenue	$164,833	$155,913	$150,266

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $83,435, $85,459 and $87,302 during the years ended December 31, 2018, 2017 and 2016, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and December 31, 2017, property and equipment at locations outside the U.S. was not material.

12. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2018, 2017 and 2016, the Company has made contributions to the plan of $424, $425 and $336, respectively.

13. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2018. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the three months ended:
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Revenue	$40,864	$41,121	$41,654	$41,194	$40,101	$39,487	$38,753	$37,572
Gross profit	24,387	24,803	25,036	23,983	23,783	22,983	22,175	22,354
Loss from operations	(2,527)	(3,141)	(5,017)	(2,416)	(1,331)	(5,349)	(7,884)	(5,132)
Net loss	(2,617)	(3,502)	(5,652)	(2,257)	(1,372)	(5,396)	(7,678)	(5,073)
Basic and diluted net loss per share	(0.07)	(0.10)	(0.16)	(0.06)	(0.04)	(0.16)	(0.22)	(0.15)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Brightcove Inc.

Opinion on Internal Control over Financial Reporting

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

February 21, 2019

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

(a)(3) Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.4* (8)	Brightcove Inc. RSU Inducement Plan.

4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

4.6* (10)	Brightcove Inc. 2018 Inducement Plan.

4.7* (11)	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.8* (12)	Form of Performance-Based Restricted Stock Unit Agreement under the Brightcove Inc. 2018 Inducement Plan.

10.1* (13)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (14)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (15)	2012 Stock Incentive Plan of the Registrant.

10.4†* (16)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5† (17)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (18)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (19)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (20)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

10.9* (21)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

10.10* (22)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

Exhibits

10.11* (23)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (24)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

10.13†* (25)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

10.14†* (26)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (27)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

10.16* (28)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (29)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (30)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (31)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (32)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (33)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (34)	Non-Employee Director Compensation Policy.

10.23†* (35)	Senior Executive Incentive Bonus Plan.

10.24†* (36)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (37)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (38)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (39)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.28†* (40)	Separation Agreement dated July 24, 2017 between the Registrant and David Mendels.

10.29†* (41)	Amendment to Employment Agreement dated July 24, 2017 between the Registrant and Andrew Feinberg.

10.30†* (42)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.

10.31*† (43)	Amendment to Employment Agreement dated April 11, 2018 between the Registrant and Andrew Feinberg.

10.32*† (44)	Employment Agreement dated April 11, 2018 between the Registrant and Jeff Ray.

10.34†* (45)	Non-Employee Director Compensation Policy, as amended and restated on April 11, 2018.

10.35†* (46)	Employment Agreement dated May 3, 2018 between the Registrant and Robert Noreck.

10.36* (47)	Second Amended and Restated Loan and Security Agreement dated December 14, 2018 between Silicon Valley Bank and Brightcove Inc.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibits

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2014.
(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018.
(11)	Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018.
(12)	Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018.
(13)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(14)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(15)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(16)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.

(17)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(18)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(19)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(20)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2014.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.
(24)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(25)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(26)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(27)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(28)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.
(29)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.
(30)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(32)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(33)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014.
(34)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(35)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(36)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(37)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(38)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(39)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(40)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on July 26, 2017.
(41)	Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on July 26, 2017.
(42)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 26, 2017.

(43)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018.
(44)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018.
(45)	Filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018.
(46)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2018.
(47)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018.
*	Incorporated herein by reference.
**	Filed herewith.
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

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of February, 2019.

BRIGHTCOVE INC.

By:	/s/ Jeff Ray

Jeff Ray
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Robert Noreck and David Plotkin, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeff Ray Jeff Ray	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2019

/s/ Robert Noreck Robert Noreck	Chief Financial Officer (Principal Financial Officer)	February 21, 2019

/s/ Deborah Besemer Deborah Besemer	Chairperson of the Board of Directors	February 21, 2019

/s/ Kristin Frank Kristin Frank	Director	February 21, 2019

/s/ Gary Haroian Gary Haroian	Director	February 21, 2019

/s/ Derek Harrar Derek Harrar	Director	February 21, 2019

/s/ Diane Hessan Diane Hessan	Director	February 21, 2019

/s/ Scott Kurnit Scott Kurnit	Director	February 21, 2019

/s/ Thomas E. Wheeler Thomas E. Wheeler	Director	February 21, 2019