Form 10-Q
period 2019-03-31
BRIGHTCOVE INC
filed 2019-04-24
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

(888) 882-1880

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BCOV	The NASDAQ Global Market

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

As of April 19, 2019 there were 37,839,906 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$28,948	$29,306
Accounts receivable, net of allowance of $219 and $190 at March 31, 2019 and December 31, 2018, respectively	25,188	23,264
Prepaid expenses	5,865	4,866
Other current assets	7,068	7,070

Total current assets	67,069	64,506
Property and equipment, net	9,557	9,703
Operating lease right-of-use asset	18,073	—
Intangible assets, net	5,504	5,919
Goodwill	50,776	50,776
Other assets	2,360	2,452

Total assets	$153,339	$133,356

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,839	$7,712
Accrued expenses	14,515	13,982
Operating lease liability	6,285	—
Deferred revenue	43,654	39,846

Total current liabilities	72,293	61,540
Operating lease liability, net of current portion	12,983	—
Other liabilities	289	1,202

Total liabilities	85,565	62,742
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,908,051 and 36,752,469 shares issued at March 31, 2019 and December 31, 2018, respectively	37	37
Additional paid-in capital	253,244	251,122
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(931)	(952)
Accumulated deficit	(183,705)	(178,722)

Total stockholders’ equity	67,774	70,614

Total liabilities and stockholders’ equity	$153,339	$133,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$38,877	$37,867
Professional services and other revenue	2,959	3,327

Total revenue	41,836	41,194
Cost of revenue:
Cost of subscription and support revenue	14,170	13,456
Cost of professional services and other revenue	2,576	3,755

Total cost of revenue	16,746	17,211

Gross profit	25,090	23,983
Operating expenses:
Research and development	7,394	7,775
Sales and marketing	14,256	13,234
General and administrative	5,261	5,390
Merger-related	2,932	—

Total operating expenses	29,843	26,399

Loss from operations	(4,753)	(2,416)
Other (loss) income, net	(55)	271

Loss before income taxes	(4,808)	(2,145)
Provision for income taxes	175	112

Net loss	$(4,983)	$(2,257)

Net loss per share—basic and diluted	$(0.14)	$(0.06)

Weighted-average number of common shares used in computing net loss per share	36,677,046	34,923,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(4,983)	$(2,257)
Other comprehensive income:
Foreign currency translation adjustments	21	247

Comprehensive loss	$(4,962)	$(2,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

						Accumulated
			Additional			Other		Total
			Paid-in			Comprehensive	Accumulated	Stockholders’
	Common Stock		Capital	Treasury Stock		Loss	Deficit	Equity
	Shares	Par Value		Shares	Value
Balance at December 31, 2018	36,752,469	$37	$251,122	(135,000)	$(871)	$(952)	$(178,722)	$70,614
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	155,582	—	625	—	—	—	—	625
Stock-based compensation expense	—	—	1,497	—	—	—	—	1,497
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(4,983)	(4,983)

Balance at March 31, 2019	36,908,051	$37	$253,244	(135,000)	$(871)	$(931)	$(183,705)	$67,774

						Accumulated
			Additional			Other		Total
			Paid-in			Comprehensive	Accumulated	Stockholders’
	Common Stock		Capital	Treasury Stock		Loss	Deficit	Equity
	Shares	Par Value		Shares	Value
Balance at December 31, 2017	34,933,408	$35	$238,700	(135,000)	$(871)	$(809)	$(170,299)	$66,756
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	184,641	—	677	—	—	—	—	677
Stock-based compensation expense	—	—	1,732	—	—	—	—	1,732
Impact of adoption of ASU 2014-09 as of January 1, 2018							5,605	5,605
Foreign currency translation adjustment	—	—	—	—	—	247	—	247
Net loss	—	—	—	—	—	—	(2,257)	(2,257)

Balance at March 31, 2018	35,118,049	$35	$241,109	(135,000)	$(871)	$(562)	$(166,951)	$72,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(4,983)	$(2,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,713	1,644
Stock-based compensation	1,424	1,668
Provision for reserves on accounts receivable	70	13
Changes in assets and liabilities:
Accounts receivable	(2,033)	(2,038)
Prepaid expenses and other current assets	(803)	(616)
Other assets	92	(179)
Accounts payable	715	(128)
Accrued expenses	353	(80)
Operating leases	(68)	—
Deferred revenue	3,783	2,908

Net cash provided by operating activities	263	935
Investing activities
Purchases of property and equipment	(244)	(538)
Capitalized internal-use software costs	(946)	(1,001)

Net cash used in investing activities	(1,190)	(1,539)
Financing activities
Proceeds from exercise of stock options	625	683
Other financing activities	(58)	(139)

Net cash provided by financing activities	567	544
Effect of exchange rate changes on cash and cash equivalents	2	347

Net (decrease) increase in cash and cash equivalents	(358)	287
Cash and cash equivalents at beginning of period	29,306	26,132

Cash and cash equivalents at end of period	$28,948	$26,419

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,904	$—

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At March 31, 2019, the Company had twelve wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, Cacti Acquisition LLC, Brightcove India Pte. Ltd, Brightcove S. de R.L. de C.V. and Othello Acquisition Corporation.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to accounting for leases as described in Note 13, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2019 and 2018. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As described in Management’s Discussion and Analysis, the Company implemented a significant accounting policy upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASC 842”). As of March 31, 2019, other than the changes to leases, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, have not changed.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2018	$23,264	$1,640	$39,846	$146	$39,992
Balance at March 31, 2019	25,188	2,148	43,654	85	43,739

Revenue recognized during the three months ended March 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $19.6 million. During the three months ended March 31, 2019, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.4 million and $5.9 million as of March 31, 2019 and December 31, 2018, respectively. Amortization expense recognized during each of the three months ended March 31, 2019 and 2018 related to costs to obtain a contract was $1.8 million.

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $107.7 million, of which approximately $92.1million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by March 2022.

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

At March 31, 2019 and December 31, 2018, no individual customer accounted for 10% or more of accounts receivable, net. For the three months ended March 31, 2019 and 2018, no individual customer accounted for 10% or more of total revenue.

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

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at March 31, 2019 or December 31, 2018.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of March 31, 2019 consist of the following:

	March 31, 2019
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$28,804	$28,804	$28,804
Money market funds	Demand	144	144	144

Total cash and cash equivalents		$28,948	$28,948	$28,948

Cash and cash equivalents as of December 31, 2018 consist of the following:

	December 31, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$21,007	$21,007	$21,007
Money market funds	Demand	8,299	8,299	8,299

Total cash and cash equivalents		$29,306	$29,306	$29,306

6. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Options outstanding	2,641	3,766
Restricted stock units outstanding	3,039	2,200

7. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$144	$—	$—	$144

Total assets	$144	$—	$—	$144

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,299	$—	$—	$8,299

Total assets	$8,299	$—	$—	$8,299

8. Stock-based Compensation

The weighted-average fair value of options granted during the three months ended March 31, 2019 and 2018 was $3.82 and $3.10 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31,
	2019	2018
Expected life in years	6.3	6.3
Risk-free interest rate	2.55%	2.51%
Volatility	43%	41%
Dividend yield	—	—

The Company recorded stock-based compensation expense of $1,424 and $1,668 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $15,009 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.72 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation included in above line items:
Cost of subscription and support revenue	$119	$114
Cost of professional services and other revenue	84	40
Research and development	263	346
Sales and marketing	458	665
General and administrative	500	503

	$1,424	$1,668

The following is a summary of the stock option activity during the three months ended March 31, 2019.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	2,737,655	$8.57
Granted	130,000	8.37
Exercised	(98,195)	6.37		$177
Canceled	(270,242)	9.75

Outstanding at March 31, 2019	2,499,218	$8.52	7.16	$1,809

Exercisable at March 31, 2019	1,182,990	$8.15	5.22	$1,303

(1)

The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2019 of $8.41 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2018	3,033,582	$8.07
Granted	302,250	8.37
Vested and issued	(56,637)	7.19
Canceled	(204,681)	7.83

Unvested by March 31, 2019	3,074,514	$8.13

9. Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of $175 and $112, respectively. The income tax expense relates principally to the Company’s foreign operations.

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of March 31, 2019 and December 31, 2018, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The Company maintains net deferred tax liabilities for temporary differences related to its foreign subsidiaries.

10. Commitments and Contingencies

Legal Matters

On January 30, 2019, Uniloc 2017 LLC filed a complaint against the Company and its subsidiary, Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that Brightcove infringed four patents and seeks monetary damages and other relief. The Company filed an answer to the complaint on March 25, 2019 and Uniloc filed an amended complaint on April 9, 2019. The Company filed an answer to the amended complaint on April 23, 2019. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2019, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

11. Debt

On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points (the “LIBOR rate margin”) and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2019 and there are no borrowings outstanding as of March 31, 2019.

12. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2019	2018
Revenue:
North America	$21,813	$22,678
Europe	6,469	6,313
Japan	6,188	5,387
Asia Pacific	7,272	6,711
Other	94	105

Total revenue	$41,836	$41,194

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $20,406 and $21,254 during the three months ended March 31, 2019 and 2018, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, property and equipment at locations outside the U.S. was not material.

13. Recently Issued and Adopted Accounting Standards

Effective January 1, 2019, the Company adopted ASC 842, which replaced the existing guidance for leases using the transition method introduced by ASU 2018-11, which adjusts the January 1, 2019 balance for the cumulative effects of the change in accounting.

Under ASC 842, a right-of-use asset and lease liability is recorded for all leases and the statement of operations reflects the lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASC 842 is calculated using the applicable incremental borrowing rate at the date of adoption. The adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $19.6 million and $20.9 million, respectively, as of January 1, 2019. Additionally, the Company reversed its deferred rent liability of $1.3 million as a result of the adoption. The adoption of the lease standard did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.

The new standard provided various practical expedients, which were assessed to determine the ultimate impact of the new standard upon adoption. The Company elected the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) any initial direct costs for any existing leases as of the effective date. The Company also elected the practical expedients to not apply the recognition requirements in the standard to a lease that at commencement date has a lease term of twelve months or less and does not contain a purchase option that it is reasonably certain to exercise and to not separate lease and related non-lease components.

The Company leases its facilities under non-cancelable operating leases. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.

The Company’s operating lease expense was $1,907 and $2,003 for the three months ended March 31, 2019 and 2018, respectively.

The weighted-average remaining non-cancelable lease term for our operating leases was three years at March 31, 2019. The weighted-average discount rate was 4.0% at March 31, 2019.

The Company’s operating leases expire at various dates through 2024. The following shows the undiscounted cash flows for the remainder of 2019 and remaining years under operating leases at March 31, 2019:

Year Ending December 31,	Operating Lease Commitments
2019	$5,268
2020	5,867
2021	5,145
2022	2,215
2023	1,131
2024 and thereafter	1,010

$20,636

14. Subsequent Events

On April 1, 2019, pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), the Company completed its acquisition of the online video platform assets of Ooyala, Inc. and certain of its subsidiaries (“Ooyala”), a provider of cloud video technology, in exchange for common stock of the Company and cash (the “Acquisition”). At the closing, the Company issued 1,056,763 unregistered shares of common stock of the Company valued at $8.9 million and paid approximately $5.91 million in cash. Pursuant to the Purchase Agreement, approximately $2.65 million of the cash consideration was placed into an escrow account to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements. The acquisition will be accounted for as a purchase transaction, and as such the results of operations from the acquired assets will be consolidated with the Company beginning on the closing date of the acquisition. In connection with the Acquisition, the Company incurred $2.9 million of merger-related costs during the three months ended March 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are a leading global provider of cloud-based services for video. We were incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Our suite of products and services reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove Video Cloud, or Video Cloud, our flagship product released in 2006, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Zencoder, or Zencoder, is a cloud-based video encoding service. Brightcove SSAI, or SSAI, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player, is a cloud-based service for creating and managing video player experiences. Brightcove OTT Flow, or OTT Flow, is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

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

As of March 31, 2019, we had 496 employees and 3,696 customers, of which 2,227 used our premium offerings and 1,469 used our volume offerings. As of March 31, 2018, we had 494 employees and 4,033 customers, of which 2,180 used our premium offerings and 1,853 used our volume offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $41.2 million in the three months ended March 31, 2018 to $41.8 million in the three months ended March 31, 2019, primarily related to an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $5.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively. Included in consolidated net loss for the three months ended March 31, 2019 was stock-based compensation expense, amortization of acquired intangible assets and merger-related expense of $1.4 million, $416,000 and $2.9 million, respectively. Included in consolidated net loss for the three months ended March 31, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $1.7 million and $674,000, respectively.

For the three months ended March 31, 2019 and 2018, our revenue derived from customers located outside North America was 48% and 45%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of March 31, 2019, we had 3,696 customers, of which 2,227 used our premium offerings and 1,469 used our volume offerings. As of March 31, 2018, we had 4,033 customers, of which 2,180 used our premium offerings and 1,853 used our volume offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2019 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the three months ended March 31, 2019 and 2018, the recurring dollar retention rate was 95% and 103%, respectively.

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

•

Backlog. We define backlog as the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of March 31, 2019, the total backlog for subscription and support contracts was approximately $107.7 million, of which approximately $92.1million is expected to be recognized over the next 12 months. As of March 31, 2018, the total backlog for subscription and support contracts was approximately $109.9 million, of which approximately $86.6 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2019	2018
Customers (at period end)
Premium	2,227	2,180
Volume	1,469	1,853

Total customers (at period end)	3,696	4,033

Recurring dollar retention rate	95%	103%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$77.8	$74.6
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.6	$5.1
Total backlog, excluding professional services engagements	$107.7	$109.9
Total backlog to be recognized over next 12 months, excluding professional services engagements	$92.1	$86.6

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

Cost of revenue increased in absolute dollars from the first three months of 2018 to the first three months of 2019. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consisted of expenses of $2.9 million incurred during the three months ended March 31, 2019 as part of the acquisition of the online video platform assets of Ooyala Inc. and certain of its subsidiaries, or Ooyala.

Other Income (Expense), net

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

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2019 and 2018, we recorded $1.4 million and $1.7 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

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

We consider the assumptions and estimates associated with revenue recognition, leases, income taxes, business combinations, intangible assets and goodwill to be our critical accounting policies and estimates.

We adopted ASC 842 on January 1, 2019. Refer to Note 13 for further information on our critical accounting policy relating to leases.

Other than the adoption of the new leases standard, there have been no material changes to our critical accounting policies since December 31, 2018.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission on February 21, 2019.

Other than the changes to the accounting for leases under ASC 842, we believe that our significant accounting policies have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$38,877	$37,867
Professional services and other revenue	2,959	3,327

Total revenue	41,836	41,194
Cost of revenue:
Cost of subscription and support revenue	14,170	13,456
Cost of professional services and other revenue	2,576	3,755

Total cost of revenue	16,746	17,211

Gross profit	25,090	23,983
Operating expenses:
Research and development	7,394	7,775
Sales and marketing	14,256	13,234
General and administrative	5,261	5,390
Merger-related	2,932	—

Total operating expenses	29,843	26,399

Loss from operations	(4,753)	(2,416)
Other (loss) income, net	(55)	271

Loss before income taxes	(4,808)	(2,145)
Provision for income taxes	175	112

Net loss	$(4,983)	$(2,257)

Net loss per share—basic and diluted	$(0.14)	$(0.06)

Weighted-average number of common shares used in computing net loss per share	36,677,046	34,923,215

Overview of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Total revenue increased by 2%, or $642,000, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to an increase in subscription and support revenue of 3%, or $1.0 million, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. This increase was offset by a decrease in professional services and other revenue of 11% or $368,000. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $930,000, or 2%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $1.1 million, or 5%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $4.8 million in the three months ended March 31, 2019 compared to $2.4 million in the three months ended March 31, 2018.

As of March 31, 2019, we had $28.9 million of unrestricted cash and cash equivalents, a decrease of $358,000 from $29.3 million at December 31, 2018, due primarily to $625,000 of proceeds from exercises of stock options and $263,000 of cash provided by operating activities. These increases were offset by cash outflows of $946,000 in capitalized internal-use software costs and $244,000 in capital expenditures.

Revenue

	Three Months Ended March 31,
	2019		2018		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$40,882	98%	$39,952	97%	$930	2%
Volume	954	2	1,242	3	(288)	(23)

Total	$41,836	100%	$41,194	100%	$642	2%

During the three months ended March 31, 2019, revenue increased by $642,000, or 2%, compared to the three months ended March 31, 2018, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue. The increase in premium revenue of $930,000, or 2%, is partially the result of a 2% increase in the number of premium customers from 2,180 at March 31, 2018 to 2,227 at March 31, 2019. In the three months ended March 31, 2019, volume revenue decreased by $288,000, or 23%, compared to the three months ended March 31, 2018, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2019		2018		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$38,877	93%	$37,867	92%	$1,010	3%
Professional services and other	2,959	7	3,327	8	(368)	(11)

Total	$41,836	100%	$41,194	100%	$642	2%

In the three months ended March 31, 2019, subscription and support revenue increased by $1.0 million, or 3%, compared to the three months ended March 31, 2018. The increase was primarily related to a 2% increase in the number of premium customers from 2,180 at March 31, 2018 to 2,227 at March 31, 2019 and a 4% increase in the average annual subscription revenue per premium customer during the three months ended March 31, 2019. In addition, professional services and other revenue decreased by $368,000 or 11%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2019		2018		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$21,813	52%	$22,678	55%	$(865)	(4)%

Europe	6,469	15	6,313	15	156	2
Japan	6,188	16	5,387	14	801	15
Asia Pacific	7,272	17	6,711	16	561	8
Other	94	—	105	—	(11)	(10)

International subtotal	20,023	48	18,516	45	1,507	8

Total	$41,836	100%	$41,194	100%	$642	2%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended March 31, 2019, total revenue for North America decreased $865,000, or 4%, compared to the three months ended March 31, 2018. In the three months ended March 31, 2019, total revenue outside of North America increased $1.5 million, or 8%, compared to the three months ended March 31, 2018. The increase in revenue from international regions is primarily related to increases in revenue in Japan and Asia Pacific.

Cost of Revenue

	Three Months Ended March 31,
	2019		2018		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$14,170	36%	$13,456	36%	$714	5%
Professional services and other	2,576	87	3,755	113	(1,179)	(31)

Total	$16,746	40%	$17,211	42%	$(465)	(3)%

In the three months ended March 31, 2019, cost of subscription and support revenue increased $714,000, or 5%, compared to the three months ended March 31, 2018. The increase resulted primarily from increases in amortization, third-party software integrated with our service offering, network hosting services, and partner commission expenses of $460,000, $409,000, $356,000 and $279,000 respectively. These increases were offset by decreases in content delivery network, intangible amortization, salary, and depreciation expenses of $256,000, $253,000, $166,000 and $78,000 respectively.

In the three months ended March 31, 2019, cost of professional services and other revenue decreased $1.2 million, or 31%, compared to the three months ended March 31, 2018. This decrease corresponds to a decrease in consultant expense of $1.2 million.

Gross Profit

	Three Months Ended March 31,
	2019		2018		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$24,707	64%	$24,411	64%	$296	1%
Professional services and other	383	13	(428)	(13)	811	nm

Total	$25,090	60%	$23,983	58%	$1,107	5%

nm – not meaningful

The overall gross profit percentage was 60% and 58% for the three months ended March 31, 2019 and 2018, respectively. Subscription and support gross profit increased $296,000, or 1%, compared to the three months ended March 31, 2018. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2019		2018		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,394	18%	$7,775	19%	$(381)	(5)%
Sales and marketing	14,256	34	13,234	32	1,022	8
General and administrative	5,261	13	5,390	13	(129)	(2)
Merger-related	2,932	7	—	—	2,932	nm

Total	$29,843	71%	$26,399	64%	$3,444	13%

Research and Development. In the three months ended March 31, 2019, research and development expense decreased by $381,000, or 5%, compared to the three months ended March 31, 2018 primarily due to a decrease in salary expense of $360,000. We expect our research and development expense to increase in future periods in connection with our recent acquisition of the online video platform assets of Ooyala.

Sales and Marketing. In the three months ended March 31, 2019, sales and marketing expense increased by $1.0 million, or 8%, compared to the three months ended March 31, 2018 primarily due to increases in salary, conferences, and marketing programs expenses of $447,000, $234,000, and $210,000. There were also increases in travel and commissions expenses of $192,000 and $107,000 respectively. These increases were offset in part by a decrease in stock based compensation expense of $207,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels and in connection with our recent acquisition of the online video platform assets of Ooyala.

General and Administrative. In the three months ended March 31, 2019, general and administrative decreased by $129,000 compared to the three months ended March 31, 2018 primarily due to decreases in legal and salary expenses of $233,000 and $166,000 respectively. These decreases were offset by increases in audit and travel expenses of $145,000 and $65,000 respectively. In future periods, we expect general and administrative expense to increase in connection with our recent acquisition of the online video platform assets of Ooyala.

Merger-Related. In the three months ended March 31, 2019, merger-related expenses increased by $2.9 million primarily due to costs incurred in connection with the acquisition of the online video platform assets of Ooyala. In future periods, we expect merger-related expense to increase.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2019 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At March 31, 2019 and December 31, 2018, we had $10.3 million and $9.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. On April 1, 2019, we completed the acquisition of the online video platform assets of Ooyala in exchange for 1,056,763 unregistered shares of common stock of Brightcove and $5.91 million in cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2019	2018
	(in thousands)
Cash flows provided by operating activities	263	935
Cash flows used in investing activities	(1,190)	(1,539)
Cash flows provided by financing activities	567	544

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

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the three months ended March 31, 2019 was $263,000. The cash flows provided by operating activities resulted from net non-cash charges of $3.2 million and changes in our operating assets and liabilities of $2.0 million, partially offset by net losses of $5.0 million. Net non-cash expenses consisted primarily of $1.7 million for depreciation and amortization expense and $1.4 million for stock-based compensation expense. Inflows of cash included an increase in deferred revenue, accounts payable and accrued expenses of $3.8 million, $715,000 and $353,000 respectively. These inflows were offset in part by decreases of cash including increases in accounts receivable and prepaid expenses of $2.0 million and $803,000, respectively.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2019 was $1.2 million, consisting primarily of $946,000 for the capitalization of internal-use software costs and $244,000 in capital expenditures to support the business.

Cash flows provided by financing activities.

Cash provided by financing activities for the three months ended March 31, 2019 was $567,000, consisting of proceeds received on the exercise of common stock options of $625,000, offset in part by payments under finance lease obligation financing of $58,000.

Credit facility availability.

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points (the “LIBOR rate margin”) and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of March 31, 2019 and there are no borrowings outstanding as of March 31, 2019.

Net operating loss carryforwards.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2019 and December 31, 2018.

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

Our contractual obligations as of December 31, 2018 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2019	2018
Revenues generated in locations outside the United States	52%	48%
Revenues in currencies other than the United States dollar (1)	33%	30%
Expenses in currencies other than the United States dollar (1)	16%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	7	6	7	6
Japanese Yen	15	5	13	4
Other	5	4	4	5

Total	33%	16%	30%	16%

As of March 31, 2019 and December 31, 2018, we had $7.3 million and $7.2 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense), net”, while exchange rate fluctuations on long-term intercompany accounts are recorded as a component of other comprehensive income (loss), as they are considered part of our net investment.

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at March 31, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.3 million, decreased expenses by $738,000 and decreased operating income by $606,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2019.

Interest rate risk

We had cash and cash equivalents totaling $28.9 million at March 31, 2019. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented new internal controls to address all the impacts of the new leasing standard introduced by ASC 842 on our financial statements for its adoption on January 1, 2019 and going forward. These included the development of internal controls over new accounting policies and processes based on the new leasing model. There was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 30, 2019, Uniloc 2017 LLC filed a complaint against us and our subsidiary, Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that we infringed four patents and seeks monetary damages and other relief. We filed an answer to the complaint on March 25, 2019 and Uniloc filed an amended complaint on April 9, 2019. We filed an answer to the amended complaint on April 23, 2019. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2018, under the heading “Part I — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

ITEM 6.	EXHIBITS

Exhibits

2.1 (1)	Asset Purchase and Sale Agreement, dated as of February 13, 2019, by and among Brightcove Inc., Othello Acquisition Corporation, Brightcove, S. de R.L. de C.V., Ooyala, Inc., Ooyala Global, Inc., and Ooyala México, S. de R.L. de C.V.

3.1 (2)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (3)	Amended and Restated By-Laws.

4.1 (4)	Form of Common Stock certificate of the Registrant.

10.1	First Loan Modification Agreement, dated as of March 29, 2019, by and between Brightcove Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)

Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2019, and incorporated herein by reference. Schedules, exhibits, and similar supporting attachments or agreements are omitted pursuant to Item 601(b) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

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
Date: April 24, 2019
	By:	/s/ Jeff Ray
Jeff Ray
Chief Executive Officer
(Principal Executive Officer)
Date: April 24, 2019
	By:	/s/ Robert Noreck
Robert Noreck
Chief Financial Officer
(Principal Financial Officer)