Form 10-Q
period 2019-06-30
BRIGHTCOVE INC
filed 2019-07-24
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of July 19, 2019 there were 38,278,656 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$21,209	$29,306
Accounts receivable, net of allowance of $249 and $190 at June 30, 2019 and December 31, 2018, respectively	33,576	23,264
Prepaid expenses	6,437	4,866
Other current assets	8,315	7,070

Total current assets	69,537	64,506
Property and equipment, net	9,976	9,703
Operating lease right-of-use asset	17,171	—
Intangible assets, net	14,387	5,919
Goodwill	55,537	50,776
Other assets	2,946	2,452

Total assets	$169,554	$133,356

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,061	$7,712
Accrued expenses	21,807	13,982
Operating lease liability	6,374	—
Deferred revenue	49,842	39,846

Total current liabilities	85,084	61,540
Operating lease liability, net of current portion	11,899	—
Other liabilities	474	1,202

Total liabilities	97,457	62,742
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,219,843 and 36,752,469 shares issued at June 30, 2019 and December 31, 2018, respectively	38	37
Additional paid-in capital	264,765	251,122
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(892)	(952)
Accumulated deficit	(190,943)	(178,722)

Total stockholders’ equity	72,097	70,614

Total liabilities and stockholders’ equity	$169,554	$133,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$44,891	$37,867	$83,768	$75,734
Professional services and other revenue	$2,691	3,787	$5,650	7,114

Total revenue	47,582	41,654	89,418	82,848
Cost of revenue:
Cost of subscription and support revenue	19,381	13,125	33,551	26,581
Cost of professional services and other revenue	2,228	3,493	4,804	7,248

Total cost of revenue	21,609	16,618	38,355	33,829

Gross profit	25,973	25,036	51,063	49,019
Operating expenses:
Research and development	7,629	7,743	15,023	15,518
Sales and marketing	16,827	15,265	31,083	28,499
General and administrative	5,979	7,045	11,240	12,435
Merger-related	2,620	—	5,552	—

Total operating expenses	33,055	30,053	62,898	56,452

Loss from operations	(7,082)	(5,017)	(11,835)	(7,433)
Other income (expense), net	19	(481)	(36)	(210)

Loss before income taxes	(7,063)	(5,498)	(11,871)	(7,643)
Provision for income taxes	175	154	350	266

Net loss	$(7,238)	$(5,652)	$(12,221)	$(7,909)

Net loss per share - basic and diluted	$(0.19)	$(0.16)	$(0.33)	$(0.22)

Weighted-average number of common shares used in computing net loss per share	37,966,207	35,543,307	37,322,646	35,234,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(7,238)	$(5,652)	$(12,221)	$(7,909)
Other comprehensive income:
Foreign currency translation adjustments	39	(320)	60	(73)

Comprehensive loss	$(7,199)	$(5,972)	$(12,161)	$(7,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	36,908,051	35,118,049	36,752,469	34,933,408
Common stock issued upon acquisition	1,056,763	—	1,056,763	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	255,029	934,842	410,611	1,119,483

Balance, end of period	38,219,843	36,052,891	38,219,843	36,052,891

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$37	$35	$37	$35
Common stock issued upon acquisition	1	—	1	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	1	—	1

Balance, end of period	$38	$36	$38	$36

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$253,244	$241,109	$251,122	$238,700
Common stock issued upon acquisition	8,865	—	8,865	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,218	3,537	1,843	4,220
Withholding tax on restricted stock units vesting	—	(107)	—	(113)
Stock-based compensation expense	1,438	1,878	2,935	3,610

Balance, end of period	$264,765	$246,417	$264,765	$246,417

Accumulated deficit
Balance, beginning of period	$(183,705)	$(166,951)	$(178,722)	$(170,299)
Net loss	(7,238)	(5,652)	(12,221)	(7,909)
Impact of adoption of ASU 2014-09 as of January 1, 2018	—	—	—	5,605

Balance, end of period	$(190,943)	$(172,603)	$(190,943)	$(172,603)

Accumulated other comprehensive loss
Balance, beginning of period	$(931)	$(562)	$(952)	$(809)
Foreign currency translation adjustment	39	(320)	60	(73)

Balance, end of period	$(892)	$(882)	$(892)	$(882)

Total stockholders’ equity	$72,097	$72,097	$72,097	$72,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(12,221)	$(7,909)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,934	3,434
Stock-based compensation	2,783	3,500
Provision for reserves on accounts receivable	253	23
Changes in assets and liabilities:
Accounts receivable	(7,688)	296
Prepaid expenses and other current assets	(1,892)	(488)
Other assets	(435)	(276)
Accounts payable	58	924
Accrued expenses	7,924	(62)
Operating leases	(162)	—
Deferred revenue	3,565	812

Net cash (used in) provided by operating activities	(3,881)	254
Investing activities
Cash paid for acquisition, net of cash acquired	(3,300)	—
Purchases of property and equipment	(401)	(958)
Capitalized internal-use software costs	(2,372)	(1,813)

Net cash used in investing activities	(6,073)	(2,771)
Financing activities
Proceeds from exercise of stock options	1,843	4,221
Other financing activities	(117)	(332)

Net cash provided by financing activities	1,726	3,889
Effect of exchange rate changes on cash and cash equivalents	131	(51)

Net (decrease) increase in cash and cash equivalents	(8,097)	1,321
Cash and cash equivalents at beginning of period	29,306	26,132

Cash and cash equivalents at end of period	$21,209	$27,453

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,814	$—

Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$8,866	$—

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

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004. At June 30, 2019, the Company had twelve wholly-owned subsidiaries: Brightcove UK Ltd, Brightcove Singapore Pte. Ltd., Brightcove Korea, Brightcove Australia Pty Ltd, Brightcove Holdings, Inc., Brightcove Kabushiki Kaisha (Brightcove KK), Zencoder Inc. (Zencoder), Brightcove FZ-LLC, Cacti Acquisition LLC, Brightcove India Pte. Ltd, Brightcove S. de R.L. de C.V. and Othello Acquisition Corporation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to accounting for leases as described in Note 14, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2019 and 2018. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As described in Management’s Discussion and Analysis, the Company implemented a significant accounting policy upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASC 842”). As of June 30, 2019, other than the changes to leases, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, have not changed.

2. Business Combinations

On April 1, 2019, pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), the Company completed its acquisition of the online video platform assets of Ooyala, Inc. and certain of its subsidiaries (“Ooyala”), a provider of cloud video technology, in exchange for common stock of the Company and cash (the “Acquisition”). At the closing, the Company issued 1,056,763 unregistered shares of common stock of the Company valued at $8.9 million and paid $3.3 million in cash, which comprised $5.75 million of purchase consideration less $2.4 million of working capital adjustments. Pursuant to the Purchase Agreement, approximately $2.65 million of the cash consideration was placed into an escrow account to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements.

The Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of Ooyala have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Acquisition, which remain preliminary as of June 30, 2019, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of its intangible assets, accounts receivable, deferred revenue and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, accounts receivable, deferred revenue, goodwill and any deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

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

During the three and six months ended June 30, 2019, the Company incurred $2.6 million and $5.6 million, respectively, of merger-related costs related to the Acquisition.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Acquisition. These benefits include the acquired workforce and with the Company’s direct sales force and larger channel coverage, the Company anticipates significant cross-selling opportunities. The goodwill is expected to be currently deductible for tax purposes.

The total purchase price for Ooyala has been allocated as follows:

Accounts receivable	$2,904
Other tangible assets	620
Identifiable intangible assets	9,765
Goodwill	4,762
Deferred revenue	(6,475)
Other liabilites	(206)

Total estimated purchase price	$11,370

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Customer relationships	$9,127	7
Developed technology	638	1

Total	$9,765

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

The estimated remaining amortization expense for the remainder of 2019 and for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2019	$1,456
2020	1,463
2021	1,304
2022	1,304
2023	1,304
2024 and thereafter	2,934

Total	$9,765

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ooyala, on a pro forma basis, as though the Company had acquired Ooyala at the beginning of the periods presented. The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
Total revenue	$49,269	$97,033	$98,078
Net loss	(6,965)	(10,762)	(7,936)
Earnings per share - basic and diluted	(0.19)	(0.28)	(0.22)

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2018	$23,264	$1,640	$39,846	$146	$39,992
Balance at June 30, 2019	33,576	2,208	49,842	283	50,125

Revenue recognized during the three and six months ended June 30, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $11.6 million and $31.2 million, respectively. During the three and six months ended June 30, 2019, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.9 million as of both June 30, 2019 and December 31, 2018. Amortization expense recognized during the three and six months ended June 30, 2019 related to costs to obtain a contract was $1.8 million and $3.7 million, respectively. Amortization expense recognized during the three and six months ended June 30, 2018 related to costs to obtain a contract was $2.0 million and $3.8 million, respectively.

Transaction Price Allocated to Future Performance Obligations

As of June 30, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $134.2 million, of which approximately $107.6 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2022.

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

At June 30, 2019 and December 31, 2018, no individual customer accounted for 10% or more of accounts receivable, net. For the three and six months ended June 30, 2019 and 2018, no individual customer accounted for 10% or more of total revenue.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at June 30, 2019 or December 31, 2018.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of June 30, 2019 consist of the following:

	June 30, 2019
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$21,064	$21,064	$21,064
Money market funds	Demand	145	145	145

Total cash and cash equivalents		$21,209	$21,209	$21,209

Cash and cash equivalents as of December 31, 2018 consist of the following:

	December 31, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$21,007	$21,007	$21,007
Money market funds	Demand	8,299	8,299	8,299

Total cash and cash equivalents		$29,306	$29,306	$29,306

7. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options outstanding	2,632	3,656	2,638	3,710
Restricted stock units outstanding	3,244	2,458	3,178	2,330

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$145	$—	$—	$145

Total assets	$145	$—	$—	$145

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,299	$—	$—	$8,299

Total assets	$8,299	$—	$—	$8,299

9. Stock-based Compensation

The weighted-average fair value of options granted during the three months ended June 30, 2019 and 2018 was $4.53 and $4.27 per share, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2019 and 2018 was $4.36 and $4.22 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected life in years	6.1	6.1	6.2	6.1
Risk-free interest rate	2.38%	2.88%	2.42%	2.87%
Volatility	44%	43%	44%	43%
Dividend yield	—	—	—	—

The Company recorded stock-based compensation expense of $1,359 and $1,832 for the three months ended June 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense of $2,783 and $3,500 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $17,525 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.80 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation included in above line items:
Cost of subscription and support revenue	$95	$119	$214	$233
Cost of professional services and other revenue	68	46	152	86
Research and development	269	303	532	649
Sales and marketing	351	783	809	1,448
General and administrative	576	581	1,076	1,084

	$1,359	$1,832	$2,783	$3,500

The following is a summary of the stock option activity during the six months ended June 30, 2019.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	2,737,655	$8.57
Granted	546,038	9.58
Exercised	(260,295)	7.08		$555
Canceled	(396,875)	9.54

Outstanding at June 30, 2019	2,626,523	$8.78	7.42	$4,423

Exercisable at June 30, 2019	1,185,526	$8.40	5.48	$2,609

(1)

The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2019 of $10.33 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2018	3,033,582	$8.07
Granted	809,590	9.44
Vested and issued	(150,316)	8.05
Canceled	(505,550)	7.87

Unvested by June 30, 2019	3,187,306	$8.42

10. Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of $175 and $154, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax expense of $350 and $266, respectively. The income tax expense relates principally to the Company’s foreign operations.

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (“NOL”) and tax credit carry-forwards. In assessing the ability to realize the net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of June 30, 2019 and December 31, 2018, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The Company maintains net deferred tax liabilities for temporary differences related to its foreign subsidiaries.

11. Commitments and Contingencies

Legal Matters

On January 30, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against the Company and its subsidiary, Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company infringed four patents and seeks monetary damages and other relief. The Company answered the complaint on March 25, 2019 and Uniloc filed an amended complaint on April 9, 2019. The Company filed an answer to the amended complaint on April 23, 2019. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

On or about June 24, 2019, Dynamic Data Technologies, LLC (“DDT”) filed a complaint against the Company and its subsidiary, Brightcove Holdings, Inc., in the United States District Court for the District of Delaware. The complaint alleges that the Company infringed patents owned by DDT and seeks monetary damages and other relief. The Company has not yet answered or otherwise responded to the complaint. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2019, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

12. Debt

On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of June 30, 2019 and there are no borrowings outstanding as of June 30, 2019.

13. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
North America	$25,708	$22,839	$47,521	$45,517
Europe	8,167	6,734	14,636	13,047
Japan	5,146	5,468	11,334	10,855
Asia Pacific	8,091	6,456	15,363	13,167
Other	470	157	564	262

Total revenue	$47,582	$41,654	$89,418	$82,848

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $23,966 and $21,570 during the three months ended June 30, 2019 and 2018, respectively. Revenue from customers located in the United States was $44,372 and $42,824 during the six months ended June 30, 2019 and 2018, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, property and equipment at locations outside the U.S. was not material.

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

The Company’s operating lease expense was $1,913 and $3,820 for the three and six months ended June 30, 2019. The Company’s operating lease expense was $2,020 and $4,023 for the three and six months ended June 30, 2018, respectively.

During the three months ended June 30, 2019 the Company entered into a new lease in its Singapore location with a lease liability of $779.

The weighted-average remaining non-cancelable lease term for our operating leases was three years at June 30, 2019. The weighted-average discount rate was 4.0% at June 30, 2019.

The Company’s operating leases expire at various dates through 2024. The following shows the undiscounted cash flows for the remainder of 2019 and remaining years under operating leases at June 30, 2019:

Year Ending December 31,	Operating Lease Commitments
2019	$3,593
2020	6,115
2021	5,392
2022	2,302
2023	1,104
2024 and thereafter	985

$19,491

15. Restructuring

During the three months ended June 30, 2019 the Company committed to an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company has incurred approximately $752 in restructuring charges in the three months ended June 30, 2019. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $186 – Cost of subscription and support revenue; $107 - Cost of professional services and other revenue; $421 – Sales and Marketing; and $38 – Research and Development. These amounts are reflected in Accrued Expenses in the Condensed Consolidated Statements of Operations as of June 30, 2019. The Company expects to pay the entire amount by September 30, 2019.

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

On April 1, 2019, we purchased the online video platform assets of Ooyala, Inc. (“Ooyala”), which included the online video platform customers, Ooyala’s technology and Ooyala’s operations in Guadalajara, Mexico. We discuss the effect of the Ooyala transaction, when applicable, in our discussion and analysis of the financial condition and results of operations below. We plan on transitioning the acquired customers to our technology as we feel that our cloud-based services will add value to the acquired customers.

As of June 30, 2019, we had 547 employees and 3,761 customers, of which 2,350 used our premium offerings and 1,411 used our volume offerings. As of June 30, 2018, we had 494 employees and 3,936 customers, of which 2,204 used our premium offerings and 1,732 used our volume offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $82.8 million in the six months ended June 30, 2018 to $89.4 million in the six months ended June 30, 2019, primarily related to $6.2 million of incremental revenue from the Ooyala acquisition and, to a lesser extent, an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $12.2 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively. Net income from the Ooyala acquisition was $363,000 in the six months ended June 30, 2019. Included in the consolidated net loss for the six months ended June 30, 2019 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.6 million, $2.8 million, and $1.3 million, respectively. Included in consolidated net loss for the six months ended June 30, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $1.3 million, respectively.

For the six months ended June 30, 2019 and 2018, our revenue derived from customers located outside North America was 47% and 45%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of June 30, 2019, we had 3,761 customers, of which 2,350 used our premium offerings and 1,411 used our volume offerings. As of June 30, 2018, we had 3,936 customers, of which 2,204 used our premium offerings and 1,732 used our volume offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2019 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the six months ended June 30, 2019 and 2018, the recurring dollar retention rate was 90% and 99%, respectively.

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

•

Backlog. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of June 30, 2019, the total backlog for subscription and support contracts was approximately $134.2 million, of which approximately $107.6 million is expected to be recognized over the next 12 months. As of June 30, 2018, the total backlog for subscription and support contracts was approximately $109.4 million, of which approximately $86.3 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2019	2018
Customers (at period end)
Premium	2,350	2,204
Volume	1,411	1,732

Total customers (at period end)	3,761	3,936

Recurring dollar retention rate	90%	99%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$80.8	$74.9
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.5	$4.9
Total backlog, excluding professional services engagements (in thousands)	$134.2	$109.4
Total backlog to be recognized over next 12 months, excluding professional services engagements (in thousands)	$107.6	$86.3

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

Cost of revenue increased in absolute dollars from the first six months of 2018 to the first six months of 2019. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consisted of expenses incurred during the three and six months ended June 30, 2019 of $2.6 million and $5.6 million, respectively, as part of the acquisition of the online video platform assets of Ooyala Inc. and certain of its subsidiaries, or Ooyala and costs related to the transition of Ooyala customers to the Company’s technology.

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

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2019 and 2018, we recorded $1.4 million and $1.8 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2019 and 2018, we recorded $2.8 million and $3.5 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

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

We adopted ASC 842 on January 1, 2019. Refer to Note 14 for further information on our critical accounting policy relating to leases.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$44,891	$37,867	$83,768	$75,734
Professional services and other revenue	2,691	3,787	5,650	7,114

Total revenue	47,582	41,654	89,418	82,848
Cost of revenue:
Cost of subscription and support revenue	19,381	13,125	33,551	26,581
Cost of professional services and other revenue	2,228	3,493	4,804	7,248

Total cost of revenue	21,609	16,618	38,355	33,829

Gross profit	25,973	25,036	51,063	49,019
Operating expenses:
Research and development	7,629	7,743	15,023	15,518
Sales and marketing	16,827	15,265	31,083	28,499
General and administrative	5,979	7,045	11,240	12,435
Merger-related	2,620	—	5,552	—

Total operating expenses	33,055	30,053	62,898	56,452

Loss from operations	(7,082)	(5,017)	(11,835)	(7,433)
Other income (expense), net	19	(481)	(36)	(210)

Loss before income taxes	(7,063)	(5,498)	(11,871)	(7,643)
Provision for income taxes	175	154	350	266

Net loss	$(7,238)	$(5,652)	$(12,221)	$(7,909)

Net loss per share - basic and diluted	$(0.19)	$(0.16)	$(0.33)	$(0.22)

Weighted-average number of common shares used in computing net loss per share	37,966,207	35,543,307	37,322,646	35,234,974

Overview of Results of Operations for the Three Months Ended June 30, 2019 and 2018

Total revenue increased by 14%, or $5.9 million, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to an increase in subscription and support revenue of 19%, or $7.0 million, primarily related to the acquired Ooyala customers. Substantially all of the revenue from the Ooyala acquisition is subscription and support revenue. This increase was offset by a decrease in professional services and other revenue of 29% or $1.1 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $6.1 million, or 15%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in revenue from premium customers was also primarily due to the Ooyala acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $937,000, or 4%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $7.1 million in the three months ended June 30, 2019 compared to $5.0 million in the three months ended June 30, 2018.

As of June 30, 2019, we had $21.2 million of unrestricted cash and cash equivalents, a decrease of $8.1 million from $29.3 million at December 31, 2018, due primarily to $3.9 million of cash used in operating activities, $3.3 million for the acquisition of Ooyala, $2.4 million in capitalized internal-use software costs and $400,000 in capital expenditures. These decreases were offset by proceeds from exercises of stock options of $1.8 million.

Revenue

	Three Months Ended June 30,
	2019		2018		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$46,627	98%	$40,483	97%	$6,144	15%
Volume	955	2	1,171	3	(216)	(18)

Total	$47,582	100%	$41,654	100%	$5,928	14%

During the three months ended June 30, 2019, revenue increased by $5.9 million, or 14%, compared to the three months ended June 30, 2018, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue. The increase in premium revenue of $6.1 million, or 15%, is partially the result of a 7% increase in the number of premium customers acquired in the Ooyala acquisition. Premium customers increased from 2,204 at June 30, 2018 to 2,350 at June 30, 2019. In the three months ended June 30, 2019, volume revenue decreased by $216,000, or 18%, compared to the three months ended June 30, 2018, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2019		2018		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$44,891	94%	$37,867	91%	$7,024	19%
Professional services and other	2,691	6	3,787	9	(1,096)	(29)

Total	$47,582	100%	$41,654	100%	$5,928	14%

In the three months ended June 30, 2019, subscription and support revenue increased by $7.0 million, or 19%, compared to the three months ended June 30, 2018. The increase was primarily related to the 7% increase in the number of premium customers from the Ooyala acquisition. Premium customers increased from 2,204 at June 30, 2018 to 2,350 at June 30, 2019 and the average annual subscription revenue per premium customer increased 7% during the three months ended June 30, 2019. In addition, professional services and other revenue decreased by $1.1 million, or 29%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2019		2018		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$25,708	54%	$22,839	55%	$2,869	13%

Europe	8,167	17	6,734	16	1,433	21
Japan	5,146	11	5,468	14	(322)	(6)
Asia Pacific	8,091	17	6,456	15	1,635	25
Other	470	1	157	—	313	199

International subtotal	21,874	46	18,815	45	3,059	16

Total	$47,582	100%	$41,654	100%	$5,928	14%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the three months ended June 30, 2019, total revenue for North America increased $2.9 million, or 13%, compared to the three months ended June 30, 2018. In the three months ended June 30, 2019, total revenue outside of North America increased $3.1 million, or 16%, compared to the three months ended June 30, 2018. The increase in revenue from international regions is primarily related to increases in revenue in Asia Pacific and Europe.

Cost of Revenue

	Three Months Ended June 30,
	2019		2018		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$19,381	43%	$13,125	35%	$6,256	48%
Professional services and other	2,228	83	3,493	92	(1,265)	(36)

Total	$21,609	45%	$16,618	40%	$4,991	30%

In the three months ended June 30, 2019, cost of subscription and support revenue increased $6.3 million, or 48%, compared to the three months ended June 30, 2018. The increase resulted primarily from increases in network hosting services, content delivery network, third party software integrated with our service offering, and maintenance expenses of $3.2 million, $1.6 million, $486,000 and $409,000 respectively. These increased primarily due to incremental costs from the Ooyala acquisition. There were also increases in partner commissions, amortization of capitalized internal-use software development, and employee-related expenses of $378,000, $255,000, and $159,000 respectively. These increases were offset by a decrease in intangible amortization expense of $106,000. The decrease in intangible amortization expense is due the ending of useful life in the second half of 2018 of acquired technology intangible assets, partially offset by incremental intangible amortization from the Ooyala acquisition.

In the three months ended June 30, 2019, cost of professional services and other revenue decreased $1.3 million, or 36%, compared to the three months ended June 30, 2018. This decrease corresponds to a decrease in contractor expense of $1.2 million.

Gross Profit

	Three Months Ended June 30,
	2019		2018		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$25,510	57%	$24,742	65%	$768	3%
Professional services and other	463	17	294	8	169	57%

Total	$25,973	55%	$25,036	60%	$937	4%

The overall gross profit percentage was 55% and 60% for the three months ended June 30, 2019 and 2018, respectively. Subscription and support gross profit increased $768,000, or 3%, compared to the three months ended June 30, 2018. The decrease in gross profit percentage for subscription and support revenue was due to the Ooyala acquisition. We are currently in the process of transitioning the acquired Ooyala customer base to our platform and expect the gross profit percentage for subscription and support revenue on these acquired customers to increase and approach the gross profit percentages we have historically achieved. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the progress of our transitioning of Ooyala customers, timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2019		2018		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,629	16%	$7,743	19%	$(114)	(1)%
Sales and marketing	16,827	35	15,265	37	1,562	10
General and administrative	5,979	13	7,045	17	(1,066)	(15)
Merger-related	2,620	6	—	—	2,620	nm

Total	$33,055	69%	$30,053	72%	$3,002	10%

nm – not material

Research and Development. In the three months ended June 30, 2019, research and development expense decreased by $114,000, or 1%, compared to the three months ended June 30, 2018 primarily due to a decrease in employee-related expense of $384,000. This decrease was offset in part of an increased in computer maintenance and support expense of $174,000. We expect our research and development expense to remain relatively unchanged.

Sales and Marketing. In the three months ended June 30, 2019, sales and marketing expense increased by $1.6 million, or 10%, compared to the three months ended June 30, 2018 primarily due to increases in employee-related, travel, and intangible amortization expenses from the Ooyala acquisition of $967,000, $878,000, and $312,000, respectively. These increases were offset in part by a decrease in stock-based compensation of $432,000. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. In the three months ended June 30, 2019, general and administrative decreased by $1.1 million compared to the three months ended June 30, 2018 primarily due to decreases in executive severance, contractor, and recruiting expenses of $730,000, $490,000, and $171,000, respectively. These decreases were offset by increases in outside accounting and legal fee expense and bad debt expense of $194,000 and $173,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. In the three months ended June 30, 2019, merger-related expenses increased by $2.6 million primarily due to costs incurred in connection with the acquisition of the online video platform assets of Ooyala and the transition of Ooyala customers to our offering. In future periods, we expect merger-related expense related to Ooyala to decrease.

Overview of Results of Operations for the Six Months Ended June 30, 2019 and 2018

Total revenue increased by 8%, or $6.6 million, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to an increase in subscription and support revenue of 11%, or $8.0 million, primarily related to the acquired Ooyala customers and, to a lesser extent, the continued growth of our customer base for our premium offerings including sales to both new and existing customers. This increase was offset by a decrease in professional services and other revenue of 21% or $1.5 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $7.1 million, or 9%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in revenue from premium customers was also primarily due to the Ooyala acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.0 million, or 4%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $11.8 million in the six months ended June 30, 2019 compared to $7.4 million in the six months ended June 30, 2018.

Revenue

	Six Months Ended June 30,
	2019		2018		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$87,508	98%	$80,435	97%	$7,073	9%
Volume	1,910	2	2,413	3	(503)	(21)

Total	$89,418	100%	$82,848	100%	$6,570	8%

During the six months ended June 30, 2019, revenue increased by $6.6 million, or 8%, compared to the six months ended June 30, 2018, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue. The increase in premium revenue of $7.1 million, or 9%, is partially the result of a 7% increase in the number of premium customers from the Ooyala acquisition. Premium customers increased from 2,204 at June 30, 2018 to 2,350 at June 30, 2019. In the six months ended June 30, 2019, volume revenue decreased by $503,000, or 21%, compared to the six months ended June 30, 2018, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2019		2018		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$83,768	94%	$75,734	91%	$8,034	11%
Professional services and other	5,650	6	7,114	9	(1,464)	(21)

Total	$89,418	100%	$82,848	100%	$6,570	8%

In the six months ended June 30, 2019, subscription and support revenue increased by $8.0 million, or 11%, compared to the six months ended June 30, 2018. The increase was primarily related to a 7% increase in the number of premium customers acquired in the Ooyala acquisition. Premium customers increased from 2,204 at June 30, 2018 to 2,350 at June 30, 2019 and average annual subscription revenue per premium customer increased 8% during the six months ended June 30, 2019. In addition, professional services and other revenue decreased by $1.5 million, or 21%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2019		2018		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$47,521	53%	$45,517	55%	$2,004	4%

Europe	14,636	16	13,047	16	1,589	12
Japan	11,334	13	10,855	13	479	4
Asia Pacific	15,363	17	13,167	16	2,196	17
Other	564	1	262	—	302	115

International subtotal	41,897	47	37,331	45	4,566	12

Total	$89,418	100%	$82,848	100%	$6,570	8%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

In the six months ended June 30, 2019, total revenue for North America increased $2.0 million, or 4%, compared to the six months ended June 30, 2018. In the six months ended June 30, 2019, total revenue outside of North America increased $4.6 million, or 12%, compared to the six months ended June 30, 2018. The increase in revenue from international regions is primarily related to increases in revenue in Asia Pacific and Europe.

Cost of Revenue

	Six Months Ended June 30,
	2019		2018		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$33,551	40%	$26,581	35%	$6,970	26%
Professional services and other	4,804	85	7,248	102	(2,444)	(34)

Total	$38,355	43%	$33,829	41%	$4,526	13%

In the six months ended June 30, 2019, cost of subscription and support revenue increased $7.0 million, or 26%, compared to the six months ended June 30, 2018. The increase resulted primarily from increases in network hosting services, content delivery network and third-party software integrated with our service offering expenses of $3.6 million, $1.3 million, and $894,000, respectively. These increases were primarily due to incremental costs associated with the Ooyala acquisition. There were also increases in amortization of capitalized internal-use software development, partner commissions, and maintenance expenses of $715,000, $657,000, and $438,000, respectively. These increases were offset by decreases in intangible amortization, contractor, and rent expense of $358,000, $87,000, and $73,000 respectively.

In the six months ended June 30, 2019, cost of professional services and other revenue decreased $2.4 million, or 34%, compared to the six months ended June 30, 2018. This decrease corresponds to a decrease in contractor expense of $2.5 million.

Gross Profit

	Six Months Ended June 30,
	2019		2018		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,217	60%	$49,153	65%	$1,064	2%
Professional services and other	846	15	(134)	(2)	980	(731)

Total	$51,063	57%	$49,019	59%	$2,044	4%

The overall gross profit percentage was 57% and 59% for the six months ended June 30, 2019 and 2018, respectively. Subscription and support gross profit increased $1.1 million, or 2%, compared to the six months ended June 30, 2018. The decrease in gross profit percentage for subscription and support revenue was due to the Ooyala acquisition. We are currently in the process of transitioning the acquired Ooyala customer base to our platform and expect the gross profit percentage for subscription and support revenue on these acquired customers to increase and approach the gross profit percentages we have historically achieved. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the progress of our transitioning of Ooyala customers, the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2019		2018		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$15,023	17%	$15,518	19%	$(495)	(3)%
Sales and marketing	31,083	35	28,499	34	2,584	9
General and administrative	11,240	13	12,435	15	(1,195)	(10)
Merger-related	5,552	6	—	—	5,552	nm

Total	$62,898	70%	$56,452	68%	$6,446	11%

nm – not material

Research and Development. In the six months ended June 30, 2019, research and development expense decreased by $495,000, or 3% compared to the six months ended June 30, 2018 primarily due to decreases in employee-related and stock based compensation expenses of $745,000 and $118,000, respectively. These decreases were offset in part by increases in computer maintenance and support and recruiting expenses of $260,000 and $118,000, respectively. We expect our research and development expense to remain relatively unchanged.

Sales and Marketing. In the six months ended June 30, 2019, sales and marketing expense increased by $2.6 million, or 9%, compared to the six months ended June 30, 2018 primarily due to increases in employee-related, travel, and intangible amortization expenses of $1.4 million, $1.1 million, and $306,000, respectively. There were also increases in conference, marketing programs, and computer and maintenance expenses of $283,000, 189,000, and $103,000, respectively. These increases were offset in part by decreases in stock based compensation and recruiting expenses of $639,000 and $100,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. In the six months ended June 30, 2019, general and administrative decreased by $1.2 million or 10%, compared to the six months ended June 30, 2018 primarily due to decreases in employee-related, contractor, and recruiting expenses of $955,000, $438,000 and $117,000, respectively. These decreases were offset by increases in bad debt expenses and outside accounting and legal fees of $230,000 and $106,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. In the six months ended June 30, 2019, merger-related expenses increased by $5.6 million primarily due to costs incurred in connection with the acquisition of the online video platform assets of Ooyala and the transition of Ooyala customers to our offering. In future periods, we expect merger-related expense related to Ooyala to decrease.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2019 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2019 and December 31, 2018, we had $12.7 million and $9.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but will still be subject to foreign withholding taxes. On April 1, 2019, we completed the acquisition of the online video platform assets of Ooyala in exchange for 1,056,763 unregistered shares of our common stock and $3.3 million in cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2019	2018
	(in thousands)
Cash flows (used in) provided by operating activities	(3,881)	254
Cash flows used in investing activities	(6,073)	(2,771)
Cash flows provided by financing activities	1,726	3,889

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

Cash (used in) provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the six months ended June 30, 2019 was $3.9 million. The cash flow used in operating activities primarily resulted from net losses of $12.2 million, partially offset by net non-cash charges of $7.0 million and changes in our operating assets and liabilities of $1.4 million. Net non-cash expenses consisted of depreciation and amortization and stock-based compensation of $3.9 million and $2.8 million respectively. Cash outflows also included increases in accounts receivable, prepaid expenses, other assets, and operating leases of $7.7 million, $1.9 million, $435,000 and $162,000 respectively. These outflows were partially offset by increases in accrued expenses and deferred revenue of $7.9 million and $3.6 million.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2019 was $6.1 million, consisting primarily of $3.3 million used for the acquisition of Ooyala, $2.4 million for the capitalization of internal-use software costs and $400,000 in capital expenditures to support the business.

Cash flows provided by financing activities.

Cash provided by financing activities for the six months ended June 30, 2019 was $1.7 million, consisting of proceeds received on the exercise of common stock options of $1.8 million, offset in part by payments under finance lease obligation financing of $117,000.

Credit facility availability.

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender, or the “Loan Agreement”, providing for up to a $30.0 million asset based line of credit, or the “Line of Credit”. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures.

Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of June 30, 2019 and there are no borrowings outstanding as of June 30, 2019.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2019 and December 31, 2018.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2019	2018
Revenues generated in locations outside the United States	50%	48%
Revenues in currencies other than the United States dollar (1)	29%	32%
Expenses in currencies other than the United States dollar (1)	15%	16%

	Six Months Ended June 30,
	2019	2018
Revenues generated in locations outside the United States	50%	48%
Revenues in currencies other than the United States dollar (1)	32%	31%
Expenses in currencies other than the United States dollar (1)	14%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Revenues	Expenses	Revenues	Expenses
Euro	7%	2%	7%	1%
British pound	7	5	7	6
Japanese Yen	11	3	12	4
Other	4	5	6	5

Total	29%	15%	32%	16%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenues	Expenses	Revenues	Expenses
Euro	7%	1%	6%	1%
British pound	7	5	7	6
Japanese Yen	13	4	13	4
Other	5	4	5	4

Total	32%	14%	31%	15%

As of June 30, 2019 and December 31, 2018, we had $6.8 million and $7.2 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at June 30, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.7 million, decreased expenses by $1.6 million and decreased operating income by $1.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2019.

Interest rate risk

We had cash and cash equivalents totaling $21.2 million at June 30, 2019. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On January 30, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against us and our subsidiary, Brightcove Holdings, Inc. in the United States District Court for the District of Delaware. The complaint alleges that we infringed four patents and seeks monetary damages and other relief. We answered the complaint on March 25, 2019 and Uniloc filed an amended complaint on April 9, 2019. We filed an answer to the amended complaint on April 23, 2019. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

On or about June 24, 2019, Dynamic Data Technologies, LLC (“DDT”) filed a complaint against us and our subsidiary, Brightcove Holdings, Inc., in the United States District Court for the District of Delaware. The complaint alleges that we infringed patents owned by DDT and seeks monetary damages and other relief. We have not yet answered or otherwise responded to the complaint. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

BRIGHTCOVE INC.
(Registrant)

Date: July 24, 2019	By:
/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2019	By:

/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)