Form 10-Q
period 2019-09-30
BRIGHTCOVE INC
filed 2019-10-23
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 18, 2019 there were 38,800,842 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$22,649	$29,306
Accounts receivable, net of allowance of $447 and $190 at September 30, 2019 and December 31, 2018, respectively	31,485	23,264
Prepaid expenses	5,687	4,866
Other current assets	6,755	7,070

Total current assets	66,576	64,506
Property and equipment, net	11,142	9,703
Operating lease right-of-use asset	15,419	—
Intangible assets, net	14,967	5,919
Goodwill	61,010	50,776
Other assets	3,005	2,452

Total assets	$172,119	$133,356

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,171	$7,712
Accrued expenses	18,829	13,982
Operating lease liability	5,954	—
Deferred revenue	49,286	39,846

Total current liabilities	85,240	61,540
Operating lease liability, net of current portion	10,467	—
Other liabilities	890	1,202

Total liabilities	96,597	62,742
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,922,488 and 36,752,469 shares issued at September 30, 2019 and December 31, 2018, respectively	39	37
Additional paid-in capital	271,293	251,122
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,026)	(952)
Accumulated deficit	(193,913)	(178,722)

Total stockholders’ equity	75,522	70,614

Total liabilities and stockholders’ equity	$172,119	$133,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$45,424	$37,442	$129,192	$113,176
Professional services and other revenue	2,010	3,679	7,660	10,793

Total revenue	47,434	41,121	136,852	123,969
Cost of revenue:
Cost of subscription and support revenue	16,686	13,142	50,237	39,723
Cost of professional services and other revenue	1,628	3,176	6,432	10,424

Total cost of revenue	18,314	16,318	56,669	50,147

Gross profit	29,120	24,803	80,183	73,822
Operating expenses:
Research and development	8,127	8,314	23,150	23,832
Sales and marketing	14,567	14,009	45,650	42,508
General and administrative	6,245	5,621	17,485	18,056
Merger-related	2,539	—	8,091	—

Total operating expenses	31,478	27,944	94,376	84,396

Loss from operations	(2,358)	(3,141)	(14,193)	(10,574)
Other expense, net	(441)	(217)	(477)	(427)
Loss before income taxes	(2,799)	(3,358)	(14,670)	(11,001)
Provision for income taxes	171	144	521	410

Net loss	$(2,970)	$(3,502)	$(15,191)	$(11,411)

Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.40)	$(0.32)

Weighted-average number of common shares used in computing net loss per share	38,564,314	36,212,246	37,738,739	35,564,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(2,970)	$(3,502)	$(15,191)	$(11,411)
Other comprehensive income:
Foreign currency translation adjustments	(134)	(116)	(74)	(189)

Comprehensive loss	$(3,104)	$(3,618)	$(15,265)	$(11,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	38,219,843	36,052,891	36,752,469	34,933,408
Common stock issued upon acquisition	230,083	—	1,286,846	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	472,562	550,609	883,173	1,670,092

Balance, end of period	38,922,488	36,603,500	38,922,488	36,603,500

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$38	$36	$37	$35
Common stock issued upon acquisition	—	—	1	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	1	1	2

Balance, end of period	$39	$37	$39	$37

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$264,765	$246,417	$251,122	$238,700
Common stock issued upon acquisition	3,383	—	12,249	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,372	1,219	3,215	5,439
Withholding tax on restricted stock units vesting	(32)	(29)	(32)	(142)
Stock-based compensation expense	1,805	1,569	4,739	5,179

Balance, end of period	$271,293	$249,176	$271,293	$249,176

Accumulated deficit
Balance, beginning of period	$(190,943)	$(172,603)	$(178,722)	$(170,299)
Net loss	(2,970)	(3,502)	(15,191)	(11,411)
Impact of adoption of ASU 2014-09 as of January 1, 2018	—	—	—	5,605

Balance, end of period	$(193,913)	$(176,105)	$(193,913)	$(176,105)

Accumulated other comprehensive loss
Balance, beginning of period	$(892)	$(882)	$(952)	$(809)
Foreign currency translation adjustment	(134)	(116)	(74)	(189)

Balance, end of period	$(1,026)	$(998)	$(1,026)	$(998)

Total stockholders’ equity	$75,522	$71,239	$75,522	$71,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(15,191)	$(11,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,150	5,164
Stock-based compensation	4,504	5,022
Provision for reserves on accounts receivable	559	99
Changes in assets and liabilities:
Accounts receivable	(5,477)	1,998
Prepaid expenses and other current assets	642	(118)
Other assets	(503)	(355)
Accounts payable	2,635	(1,262)
Accrued expenses	4,510	1,964
Operating leases	(261)	—
Deferred revenue	3,061	(1,335)

Net cash provided by (used in) operating activities	629	(234)
Investing activities
Cash paid for acquisition, net of cash acquired	(5,402)	—
Purchases of property and equipment	(600)	(1,322)
Capitalized internal-use software costs	(4,264)	(2,527)

Net cash used in investing activities	(10,266)	(3,849)
Financing activities
Proceeds from exercise of stock options	3,215	5,440
Other financing activities	(208)	(428)

Net cash provided by financing activities	3,007	5,012
Effect of exchange rate changes on cash and cash equivalents	(27)	(206)

Net (decrease) increase in cash and cash equivalents	(6,657)	723
Cash and cash equivalents at beginning of period	29,306	26,132

Cash and cash equivalents at end of period	$22,649	$26,855

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,829	$—

Supplemental disclosure of non-cash investing activities

Fair value of shares issued for acquisition of a business	$12,250	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to accounting for leases as described in Note 14, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and nine months ended September 30, 2019 and 2018. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As described in footnote 14, the Company implemented a significant accounting policy upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASC 842”). As of September 30, 2019, other than the changes to the accounting for leases, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, have not changed.

2. Business Combinations

Ooyala

On April 1, 2019, pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”), the Company completed its acquisition of the online video platform assets of Ooyala, Inc. and certain of its subsidiaries (“Ooyala”), a provider of cloud video technology, in exchange for common stock of the Company and cash (the “Ooyala Acquisition”). At the closing, the Company issued 1,056,763 unregistered shares of common stock of the Company valued at $8.9 million and paid $2.6 million in cash Pursuant to the Purchase Agreement, approximately $2.65 million of the cash consideration was placed into an escrow account to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements.

The Ooyala Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of Ooyala have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Ooyala Acquisition, which remain preliminary as of September 30, 2019, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of its intangible assets, accounts receivable, deferred revenue and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, accounts receivable, deferred revenue, goodwill and any deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Definitive allocations are being performed and finalized based on certain valuations and other studies performed by the Company with the services of valuation professionals.

During the three and nine months ended September 30, 2019, the Company incurred $2.0 million and $7.6 million, respectively, of merger-related costs related to the Ooyala Acquisition.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Ooyala Acquisition. These benefits include the acquired workforce and with the Company’s direct sales force and larger channel coverage, the Company anticipates significant cross-selling opportunities. The goodwill is expected to be deductible for tax purposes.

The total purchase price for Ooyala has been allocated as follows:

Accounts receivable	$2,904
Other tangible assets	620
Identifiable intangible assets	9,765
Goodwill	4,762
Deferred revenue	(6,425)
Other liabilities	(196)

Total estimated purchase price	$11,430

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Customer relationships	$9,127	7
Developed technology	638	1

Total	$9,765

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

The estimated amortization expense for 2019 and for each of the five succeeding years and thereafter is as follows:

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
Total revenue	$48,736	$144,467	$146,814
Net loss	(4,215)	(13,904)	(12,151)
Earnings per share - basic and diluted	(0.11)	(0.37)	(0.33)

Revenue from the Ooyala Acquisition for the three and nine months ended September 30, 2019 was $5.9 million and $12.1 million, respectively. Net income from the Ooyala Acquisition for the three and nine months ended September 30, 2019 was $1.1 million and $1.4 million, respectively.

Other Business Combinations

On August 1, 2019, pursuant to a Share Purchase Agreement (the “SPA”), the Company completed its acquisition of a company and its subsidiary (the “August Acquisition”) in exchange for common stock of the Company and cash. Consideration was comprised of: (a) 270,686 unregistered shares of common stock of the Company valued at $3.4 million, of which 40,603 were held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements, (b) approximately $3.3 million in cash, of which $488 was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements, and (c) approximately $1 million in cash for cash acquired as part of the transaction.

The August Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the August Acquisition, which remain preliminary as of September 30, 2019, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of its intangible assets, accounts receivable, deferred revenue and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, accounts receivable, deferred revenue, goodwill and any deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements. Additionally, the Company is in the process of evaluating the accounting of the deferred consideration for the amounts held back for security against indemnification, as well as standard representations and warranties made by the seller.

During the three and nine months ended September 30, 2019, the Company incurred $500 of merger-related costs related to the August Acquisition.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the August Acquisition. These benefits include the acquired workforce and opportunities to expand the Company’s offerings in target market segments. The goodwill is expected to be non-deductible for tax purposes.

The total purchase price for the August Acquisition has been allocated as follows:

Cash	$981
Accounts receivable	393
Other tangible assets	210
Identifiable intangible assets	1,525
Goodwill	5,472
Accounts payable	(177)
Deferred revenue	(138)
Accrued expenses	(322)
Deferred tax liability	(264)

Total estimated purchase price	$7,680

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Developed technology	$232	4
Customer relationships	1,293	4

Total	$1,525

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

The estimated remaining amortization expense for 2019 and for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2019	$160
2020	381
2021	381
2022	381
2023	222
2024 and thereafter	—

Total	$1,525

Pro forma results of operations for the August Acquisition have not been presented because the effect of the acquisition is not material to the Company’s consolidated financial results. Revenue and earnings attributable to acquired operations since the date of the acquisition are included in the Company’s consolidated statements of operations.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

Balance as of January 1, 2019	$50,776
Goodwill from acquisitions	10,234

Balance as of September 30, 2019	$61,010

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2018	$23,264	$1,640	$39,846	$146	$39,992
Balance at September 30, 2019	31,485	1,786	49,286	428	49,714

Revenue recognized during the three and nine months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $6.4 million and $37.6 million, respectively. During the three and nine months ended September 30, 2019, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.7 million as of September 30, 2019 and $5.9 million as of December 31, 2018. Amortization expense recognized during the three and nine months ended September 30, 2019 related to costs to obtain a contract was $1.8 million and $5.5 million, respectively. Amortization expense recognized during the three and nine months ended September 30, 2018 related to costs to obtain a contract was $1.9 million and $5.7 million, respectively.

Transaction Price Allocated to Future Performance Obligations

As of September 30, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $125.7 million, of which approximately $100.6 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2022.

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

At September 30, 2019 and December 31, 2018, no individual customer accounted for 10% or more of accounts receivable, net. For the three and nine months ended September 30, 2019 and 2018, no individual customer accounted for 10% or more of total revenue.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at September 30, 2019 or December 31, 2018.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of September 30, 2019 consist of the following:

	September 30, 2019
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,608	$22,608	$22,608
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$22,649	$22,649	$22,649

Cash and cash equivalents as of December 31, 2018 consist of the following:

	December 31, 2018
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$21,007	$21,007	$21,007
Money market funds	Demand	8,299	8,299	8,299

Total cash and cash equivalents		$29,306	$29,306	$29,306

7. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options outstanding	2,522	3,079	2,522	3,079
Restricted stock units outstanding	3,244	2,477	3,244	2,477

8. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$41	$—	$—	$41

Total assets	$41	$—	$—	$41

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8,299	$—	$—	$8,299

Total assets	$8,299	$—	$—	$8,299

9. Stock-based Compensation

The weighted-average fair value of options granted during the three months ended September 30, 2019 and 2018 was $5.21 and $3.89 per share, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2019 and 2018 was $4.54 and $4.16 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected life in years	6.2	6.3	6.2	6.2
Risk-free interest rate	1.85%	2.92%	2.30%	2.88%
Volatility	44%	42%	44%	43%
Dividend yield	—	—	—	—

The Company recorded stock-based compensation expense of $1.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense of $4.5 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $21 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.76 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation:
Cost of subscription and support revenue	$127	$140	$341	$373
Cost of professional services and other revenue	71	69	223	155
Research and development	323	283	855	932
Sales and marketing	602	437	1,411	1,885
General and administrative	598	593	1,674	1,677

	$1,721	$1,522	$4,504	$5,022

The following is a summary of the stock option activity during the nine months ended September 30, 2019.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	2,737,655	$8.57
Granted	692,038	10.00
Exercised	(427,429)	7.52		$1,155
Canceled	(479,918)	9.42

Outstanding at September 30, 2019	2,522,346	$8.98	7.34	$4,224

Exercisable at September 30, 2019	1,113,395	$8.36	5.40	$2,622

(1)

The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2019 of $10.48 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	3,033,582	$8.07
Granted	1,388,172	11.03
Vested and issued	(455,744)	8.03
Canceled	(721,827)	8.08

Unvested at September 30, 2019	3,244,183	$9.07

10. Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded income tax expense of $171 and $144, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax expense of $521 and $410, respectively. The income tax expense relates principally to the Company’s foreign operations.

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of September 30, 2019 and December 31, 2018, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The Company maintains net deferred tax liabilities for temporary differences related to its foreign subsidiaries.

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

On or about June 24, 2019, Dynamic Data Technologies, LLC (“DDT”) filed a complaint against the Company and its subsidiary, Brightcove Holdings, Inc., in the United States District Court for the District of Delaware. The complaint alleges that the Company infringed patents owned by DDT and seeks monetary damages and other relief. The Company filed a motion to dismiss the complaint and that motion is pending review by the court. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any.

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2019, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

12. Debt

On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2019 and there are no borrowings outstanding as of September 30, 2019.

13. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
North America	$24,904	$21,834	$72,425	$67,351
Europe	8,178	7,491	22,814	20,538
Japan	5,391	5,464	16,725	16,319
Asia Pacific	8,646	6,125	24,009	19,292
Other	315	207	879	469

Total revenue	$47,434	$41,121	$136,852	$123,969

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $23,162 and $20,521 during the three months ended September 30, 2019 and 2018, respectively. Revenue from customers located in the United States was $67,534 and $63,345 during the nine months ended September 30, 2019 and 2018, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, property and equipment at locations outside the U.S. was not material.

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

The Company’s operating lease expense was $2 million and $5.8 million for the three and nine months ended September 30, 2019. The Company’s operating lease expense was $1.9 million and $5.9 million for the three and nine months ended September 30, 2018, respectively.

During the second quarter of 2019, the Company entered into a new lease in its Singapore location with a lease liability of $779.

The weighted-average remaining non-cancelable lease term for our operating leases was three years at September 30, 2019. The weighted-average discount rate was 4.0% at September 30, 2019.

The Company’s operating leases expire at various dates through 2024. The following shows the undiscounted cash flows for the remainder of 2019 and remaining years under operating leases at September 30, 2019:

Year Ending December 31,	Operating Lease Commitments
2019	$1,746
2020	6,072
2021	5,349
2022	2,262
2023	1,069
2024 and thereafter	954

$17,452

15. Restructuring

During the second quarter of 2019, the Company committed to an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result, certain headcount reductions were necessary. The Company incurred approximately $752 in restructuring charges during the second quarter of 2019. The restructuring charges reflect post-employment benefits and are reflected in the Condensed Consolidated Statements of Operations as follows: $186 – Cost of subscription and support revenue; $107 - Cost of professional services and other revenue; $421 – Sales and Marketing; and $38 – Research and Development. The Company has paid all amounts due relating to the restructuring and does not expect to incur any additional restructuring charges related to this action.

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

On April 1, 2019, we purchased the online video platform assets of Ooyala, Inc. (“Ooyala”), which included the online video platform customers, Ooyala’s technology and Ooyala’s operations in Guadalajara, Mexico. We discuss the effect of the Ooyala transaction, when applicable, in our discussion and analysis of the financial condition and results of operations below. We are currently transitioning the acquired customers to our technology as we feel that our cloud-based services will add value to the acquired customers.

On August 1, 2019, we completed an acquisition of a company to help expand our offerings in key market segments. Revenue and earnings attributable to the August 1, 2019 acquisition were not material.

As of September 30, 2019, we had 596 employees and 3,720 customers, of which 2,362 used our premium offerings and 1,358 used our volume offerings. As of September 30, 2018, we had 495 employees and 3,867 customers, of which 2,227 used our premium offerings and 1,640 used our volume offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $124.0 million in the nine months ended September 30, 2018 to $136.9 million in the nine months ended September 30, 2019, primarily related to $12.1 million of incremental revenue from the Ooyala Acquisition and, to a lesser extent, an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $15.2 million and $11.4 million for the nine months ended September 30, 2019 and 2018, respectively. Net income from the Ooyala Acquisition was approximately $1.4 million in the nine months ended September 30, 2019. Included in the consolidated net loss for the nine months ended September 30, 2019 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $8.1 million, $4.5 million, and $2.2 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $5.0 million and $1.9 million, respectively.

For the nine months ended September 30, 2019 and 2018, our revenue derived from customers located outside North America was 48% and 46%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of September 30, 2019, we had 3,720 customers, of which 2,362 used our premium offerings and 1,358 used our volume offerings. As of September 30, 2018, we had 3,867 customers, of which 2,227 used our premium offerings and 1,640 used our volume offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2019 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the nine months ended September 30, 2019 and 2018, the recurring dollar retention rate was 89% and 97%, respectively.

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

•

Backlog. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of September 30, 2019, the total backlog for subscription and support contracts was approximately $125.7 million, of which approximately $100.6 million is expected to be recognized over the next 12 months. As of September 30, 2018, the total backlog for subscription and support contracts was approximately $108 million, of which approximately $86 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Customers (at period end)
Premium	2,362	2,227
Volume	1,358	1,640

Total customers (at period end)	3,720	3,867

Recurring dollar retention rate	89%	97%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$82.0	$74.7
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.6	$4.8
Total backlog, excluding professional services engagements (in millions)	$125.7	$108.0
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$100.6	$86.0

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

Cost of revenue increased in absolute dollars from the first nine months of 2018 to the first nine months of 2019. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consisted of expenses incurred during the three and nine months ended September 30, 2019 of $2.5 million and $8.1 million, respectively. The majority of the costs were the result of the acquisition of the online video platform assets of Ooyala Inc. and certain of its subsidiaries, and costs related to the transition of Ooyala customers to the Company’s technology, and to a lesser extent, costs related to the August 1, 2019 acquisition.

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

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2019 and 2018, we recorded $1.7 million and $1.5 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2019 and 2018, we recorded $4.5 million and $5.0 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$45,424	$37,442	$129,192	$113,176
Professional services and other revenue	2,010	3,679	7,660	10,793

Total revenue	47,434	41,121	136,852	123,969
Cost of revenue:
Cost of subscription and support revenue	16,686	13,142	50,237	39,723
Cost of professional services and other revenue	1,628	3,176	6,432	10,424

Total cost of revenue	18,314	16,318	56,669	50,147

Gross profit	29,120	24,803	80,183	73,822
Operating expenses:
Research and development	8,127	8,314	23,150	23,832
Sales and marketing	14,567	14,009	45,650	42,508
General and administrative	6,245	5,621	17,485	18,056
Merger-related	2,539	—	8,091	—

Total operating expenses	31,478	27,944	94,376	84,396

Loss from operations	(2,358)	(3,141)	(14,193)	(10,574)
Other expense, net	(441)	(217)	(477)	(427)

Loss before income taxes	(2,799)	(3,358)	(14,670)	(11,001)
Provision for income taxes	171	144	521	410

Net loss	$(2,970)	$(3,502)	$(15,191)	$(11,411)

Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.40)	$(0.32)

Weighted-average number of common shares used in computing net loss per share	38,564,314	36,212,246	37,738,739	35,564,311

Overview of Results of Operations for the Three Months Ended September 30, 2019 and 2018

Total revenue increased by 15%, or $6.3 million, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to an increase in subscription and support revenue of 21%, or $8.0 million, primarily related to the acquired Ooyala customers. Substantially all of the revenue from the Ooyala Acquisition is subscription and support revenue. This increase was offset by a decrease in professional services and other revenue of 45% or $1.7 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $6.4 million, or 16%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in revenue from premium customers was also primarily due to the Ooyala Acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $4.3 million, or 17%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $2.4 million in the three months ended September 30, 2019 compared to $3.1 million in the three months ended September 30, 2018.

As of September 30, 2019, we had $22.6 million of unrestricted cash and cash equivalents, a decrease of $6.7 million from $29.3 million at December 31, 2018, due primarily to $5.4 million paid as consideration in the Ooyala Acquisition and August Acquisition, $4.3 million in capitalized internal-use software costs, $600,000 in capital expenditures and $208,000 in other financing activities. These decreases were offset by proceeds from exercises of stock options of $3.2 million and $629,000 of cash provided by operating activities.

Revenue

	Three Months Ended September 30,
	2019		2018		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$46,462	98%	$40,036	97%	$6,426	16%
Volume	972	2	1,085	3	(113)	(10)

Total	$47,434	100%	$41,121	100%	$6,313	15%

During the three months ended September 30, 2019, revenue increased by $6.3 million, or 15%, compared to the three months ended September 30, 2018, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue. The increase in premium revenue of $6.4 million, or 16%, is primarily the result of a 6% increase in the number of premium customers, some of which were acquired in the Ooyala Acquisition. Premium customers increased from 2,227 at September 30, 2018 to 2,362 at September 30, 2019. In the three months ended September 30, 2019, volume revenue decreased by $113,000, or 10%, compared to the three months ended September 30, 2018, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2019		2018		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$45,424	96%	$37,442	91%	$7,982	21%
Professional services and other	2,010	4	3,679	9	(1,669)	(45)

Total	$47,434	100%	$41,121	100%	$6,313	15%

During the three months ended September 30, 2019, subscription and support revenue increased by $8.0 million, or 21%, compared to the three months ended September 30, 2018. The increase was primarily related to the 6% increase in the number of premium customers, some of which were acquired in the Ooyala Acquisition. Premium customers increased from 2,227 at September 30, 2018 to 2,362 at September 30, 2019 and the average annual subscription revenue per premium customer during the three months ended September 30, 2019 increased 13% compared the three months ended September 30, 2018. In addition, professional services and other revenue decreased by $1.7 million, or 45%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2019		2018		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$24,904	53%	$21,834	53%	$3,070	14%

Europe	8,178	17	7,491	18	687	9
Japan	5,391	11	5,464	13	(73)	(1)
Asia Pacific	8,646	18	6,125	15	2,521	41
Other	315	1	207	1	108	52

International subtotal	22,530	47	19,287	47	3,243	17

Total	$47,434	100%	$41,121	100%	$6,313	15%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended September 30, 2019, total revenue for North America increased $3.1 million, or 14%, compared to the three months ended September 30, 2018, due in part to the Ooyala Acquisition. In the three months ended September 30, 2019, total revenue outside of North America increased $3.2 million, or 17%, compared to the three months ended September 30, 2018. The increase in revenue from international regions is primarily related to increases in revenue in Asia Pacific and Europe.

Cost of Revenue

	Three Months Ended September 30,
	2019		2018		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,686	37%	$13,142	35%	$3,544	27%
Professional services and other	1,628	81	3,176	86	(1,548)	(49)

Total	$18,314	39%	$16,318	40%	$1,996	12%

In the three months ended September 30, 2019, cost of subscription and support revenue increased $3.5 million, or 27%, compared to the three months ended September 30, 2018. The increase resulted primarily from increases in network hosting services, content delivery network, and maintenance expenses of $1.4 million, $1.3 million, and $450,000 respectively. There were also increases in third-party software integrated with our service offering, partner commissions, and amortization of capitalized internal-use software development expenses of $297,000, $255,000, and $152,000 respectively. These increased primarily due to incremental costs from the Ooyala Acquisition. These increases were offset by decreases in employee-related and contractor expenses of $160,000 and $102,000, respectively.

In the three months ended September 30, 2019, cost of professional services and other revenue decreased $1.5 million, or 49%, compared to the three months ended September 30, 2018. This decrease corresponds to decreases in contractor and employee-related expenses of $940,000 and $551,000 respectively due to lower levels of implementation and professional services.

Gross Profit

	Three Months Ended September 30,
	2019		2018		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$28,738	63%	$24,300	65%	$4,438	18%
Professional services and other	382	19	503	14	(121)	(24)%

Total	$29,120	61%	$24,803	60%	$4,317	17%

The overall gross profit percentage was 61% and 60% for the three months ended September 30, 2019 and 2018, respectively. Subscription and support gross profit increased $4.4 million, or 18%, compared to the three months ended September 30, 2018. The increase in gross profit percentage for subscription and support revenue was due to the Ooyala Acquisition. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the progress of our transitioning of Ooyala customers, timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2019		2018		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,127	17%	$8,314	20%	$(187)	(2)%
Sales and marketing	14,567	31	14,009	34	558	4
General and administrative	6,245	13	5,621	14	624	11
Merger-related	2,539	5	—	—	2,539	nm

Total	$31,478	66%	$27,944	68%	$3,534	13%

nm – not meaningful

Research and Development. In the three months ended September 30, 2019, research and development expense decreased by $187,000, or 2%, compared to the three months ended September 30, 2018 primarily due to a decrease in employee-related expense of $518,000 resulting from an increase in capitalized software development costs and to a lesser extent, contractor expense of $159,000. This decrease was offset in part by increases in recruiting expense of $243,000 and increases in a number of immaterial R&D related accounts amounting to$252,000. We expect our research and development expense to remain relatively unchanged.

Sales and Marketing. In the three months ended September 30, 2019, sales and marketing expense increased by $558,000, or 4%, compared to the three months ended September 30, 2018 primarily due to increases in intangible amortization, training and travel expenses of $311,000, $234,000, and $175,000, respectively. There were also increases in stock-based compensation and computer and maintenance support expenses of $165,000 and $102,000, respectively. These increases were offset in part by decreases in marketing programs and employee-related expenses of $273,000 and $119,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. In the three months ended September 30, 2019, general and administrative expense increased by $624,000 compared to the three months ended September 30, 2018 primarily due to increases in employee-related, outside accounting and legal fees, and bad debt expenses of $560,000, $311,000, and $231,000, respectively. These increases were offset by a decrease in contractor expense of $544,000. In future periods, we expect general and administrative expense to decrease.

Merger-Related. In the three months ended September 30, 2019, merger-related expenses increased by $2.5 million primarily due to costs incurred in connection with the acquisition of the online video platform assets of Ooyala, the transition of Ooyala customers to our offering and the August Acquisition. In future periods, we expect merger-related expense related to Ooyala to decrease.

Overview of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Total revenue increased by 10%, or $12.9 million, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to an increase in subscription and support revenue of 14%, or $16.0 million, primarily related to the acquired Ooyala customers and, to a lesser extent, the continued growth of our customer base for our premium offerings including sales to both new and existing customers. This increase was offset by a decrease in professional services and other revenue of 29% or $3.1 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $13.5 million, or 11%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in revenue from premium customers was also primarily due to the Ooyala Acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $6.4 million, or 9%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $14.2 million in the nine months ended September 30, 2019 compared to $10.6 million in the nine months ended September 30, 2018.

Revenue

	Nine Months Ended September 30,
	2019		2018		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$133,970	98%	$120,471	97%	$13,499	11%
Volume	2,882	2	3,498	3	(616)	(18)

Total	$136,852	100%	$123,969	100%	$12,883	10%

During the nine months ended September 30, 2019, revenue increased by $12.9 million, or 10%, compared to the nine months ended September 30, 2018, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue. The increase in premium revenue of $13.5 million, or 11%, is primarily the result of a 6% increase in the number of premium customers, due in part from the Ooyala Acquisition. Premium customers increased from 2,227 at September 30, 2018 to 2,362 at September 30, 2019. In the nine months ended September 30, 2019, volume revenue decreased by $616,000, or 18%, compared to the nine months ended September 30, 2018, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2019		2018		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$129,192	94%	$113,176	91%	$16,016	14%
Professional services and other	7,660	6	10,793	9	(3,133)	(29)

Total	$136,852	100%	$123,969	100%	$12,883	10%

During the nine months ended September 30, 2019, subscription and support revenue increased by $16.0 million, or 14%, compared to the nine months ended September 30, 2018. The increase was primarily related to a 6% increase in the number of premium customers, some of which were acquired in the Ooyala Acquisition. Premium customers increased from 2,227 at September 30, 2018 to 2,362 at September 30, 2019 and average annual subscription revenue per premium customer during the nine months ended September 30, 2019 increased 10% compared to the nine months ended September 30, 2018. In addition, professional services and other revenue decreased by $3.1 million, or 29%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2019		2018		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$72,425	53%	$67,351	54%	$5,074	8%

Europe	22,814	17	20,538	17	2,276	11
Japan	16,725	12	16,319	13	406	2
Asia Pacific	24,009	17	19,292	16	4,717	24
Other	879	1	469	—	410	87

International subtotal	64,427	47	56,618	46	7,809	14

Total	$136,852	100%	$123,969	100%	$12,883	10%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the nine months ended September 30, 2019, total revenue for North America increased $5.1 million, or 8%, compared to the nine months ended September 30, 2018. In the nine months ended September 30, 2019, total revenue outside of North America increased $7.8 million, or 14%, compared to the nine months ended September 30, 2018. The increase in revenue from international regions is primarily related to increases in revenue in Asia Pacific and Europe.

Cost of Revenue

	Nine Months Ended September 30,
	2019		2018		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,237	39%	$39,723	35%	$10,514	26%
Professional services and other	6,432	84	10,424	97	(3,992)	(38)

Total	$56,669	41%	$50,147	40%	$6,522	13%

In the nine months ended September 30, 2019, cost of subscription and support revenue increased $10.5 million, or 26%, compared to the nine months ended September 30, 2018. The increase resulted primarily from increases in network hosting services, content delivery network and third-party software integrated with our service offering expenses of $4.9 million, $2.6 million, and $1.2 million, respectively. These increases were primarily due to incremental costs associated with the Ooyala Acquisition. There were also increases in partner commissions, maintenance, and amortization of capitalized internal-use software development expenses of $912,000, $888,000, and $867,000, respectively. These increases were offset by decreases in intangible amortization, contractor, employee-related and rent expenses of $271,000, $189,000, $167,000 and $108,000, respectively.

In the nine months ended September 30, 2019, cost of professional services and other revenue decreased $4.0 million, or 38%, compared to the nine months ended September 30, 2018. This decrease corresponds to decreases in contractor and employee-related expenses of $3.4 million and $564,000, respectively, due to lower implementations and professional services revenue.

Gross Profit

	Nine Months Ended September 30,
	2019		2018		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$78,955	61%	$73,453	65%	$5,502	7%
Professional services and other	1,228	16	369	3	859	233

Total	$80,183	59%	$73,822	60%	$6,361	9%

The overall gross profit percentage was 59% and 60% for the nine months ended September 30, 2019 and 2018, respectively. Subscription and support gross profit increased $5.5 million, or 7%, compared to the nine months ended September 30, 2018. The decrease in gross profit percentage for subscription and support revenue was due to the Ooyala Acquisition. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the progress of our transitioning of Ooyala customers, the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2019		2018		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$23,150	17%	$23,832	19%	$(682)	(3)%
Sales and marketing	45,650	33	42,508	34	3,142	7
General and administrative	17,485	13	18,056	15	(571)	(3)
Merger-related	8,091	6	—	—	8,091	nm

Total	$94,376	69%	$84,396	68%	$9,980	12%

nm – not meaningful

Research and Development. In the nine months ended September 30, 2019, research and development expense decreased by $682,000, or 3% compared to the nine months ended September 30, 2018 primarily due to a decrease in employee-related expense of $1.3 million resulting from an increase in capitalized software development costs and to a lesser extent, an increase in contractor expense of $231,000. These decreases were offset in part by increases in recruiting, computer maintenance and support and travel expenses of $361,000, $324,000, and $109,000, respectively. We expect our research and development expense to remain relatively unchanged.

Sales and Marketing. In the nine months ended September 30, 2019, sales and marketing expense increased by $3.1 million, or 7%, compared to the nine months ended September 30, 2018 primarily due to increases in employee-related, travel, and intangible amortization expenses of $1.3 million, $1.2 million, and $617,000, respectively. There were also increases in conference, computer and maintenance, and training expenses of $293,000, $206,000, and $202,000, respectively. These increases were offset in part by decreases in stock-based compensation, recruiting, and contractor expenses of $473,000, $170,000, and $131,000 respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. In the nine months ended September 30, 2019, general and administrative decreased by $571,000 or 3%, compared to the nine months ended September 30, 2018 primarily due to decreases in contractor, employee-related, amortization, and partner commissions expenses of $982,000, $395,000, $176,000 and $117,000, respectively. These decreases were offset by increases in bad debt expense, outside accounting and legal fees, computer maintenance and support, and consultant expenses of $461,000, $417,000, $123,000 and $118,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. In the nine months ended September 30, 2019, merger-related expenses increased by $8.1 million primarily due to costs incurred in connection with the acquisition of the online video platform assets of Ooyala, the transition of Ooyala customers to our offering and the August Acquisition. In future periods, we expect merger-related expense related to these acquisitions to decrease.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2019 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At September 30, 2019 and December 31, 2018, we had $13.0 million and $9.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. On April 1, 2019, we completed the acquisition of the online video platform assets of Ooyala in exchange for 1,056,763 unregistered shares of our common stock and $2.6 million in cash. On August 1, 2019, we completed the acquisition of a company in exchange for 270,686 unregistered shares of our common stock and $2.8 million in cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2019	2018
	(in thousands)
Cash flows provided by (used in) operating activities	629	(234)
Cash flows used in investing activities	(10,266)	(3,849)
Cash flows provided by financing activities	3,007	5,012

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

Cash flows provided (used in) by operating activities.

Cash provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2019 was $629,000. The cash flow provided by operating activities primarily resulted from net non-cash charges of $11.2 million and changes in our operating assets and liabilities of $4.6 million, partially offset by net losses of $15.2 million. Net non-cash expenses consisted of $6.2 million for depreciation and amortization, $4.5 million for stock-based compensation, and $559,000 for provision for reserves on accounts receivable. Cash provided from changes in our operating assets and liabilities consisted primarily of increases in accrued expenses, deferred revenue, accounts payable and prepaid expenses of $4.5 million, $3.1 million, $2.6 million, and $642,000 respectively. These inflows were offset in part by increases in accounts receivable and other assets of $5.5 million and $503,000 respectively.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2019 was $10.3 million, consisting primarily of $5.4 million used for the Ooyala Acquisition and August Acquistion, $4.3 million for the capitalization of internal-use software costs and $600,000 in capital expenditures to support the business.

Cash flows provided by financing activities.

Cash provided by financing activities for the nine months ended September 30, 2019 was $3.0 million, consisting of proceeds received on the exercise of common stock options of $3.2 million, offset in part by other financing cash outflows of $208,000.

Credit facility availability.

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender, or the “Loan Agreement”, providing for up to a $30.0 million asset based line of credit, or the “Line of Credit”. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of September 30, 2019 and there are no borrowings outstanding as of September 30, 2019.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2019 and December 31, 2018.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office as well as content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2019	2018
Revenues generated in locations outside the United States	51%	50%
Revenues in currencies other than the United States dollar (1)	30%	31%
Expenses in currencies other than the United States dollar (1)	18%	17%

	Nine Months Ended September 30,
	2019	2018
Revenues generated in locations outside the United States	51%	49%
Revenues in currencies other than the United States dollar (1)	31%	31%
Expenses in currencies other than the United States dollar (1)	16%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Revenues	Expenses	Revenues	Expenses
Euro	7%	1%	6%	2%
British pound	8	6	6	6
Japanese Yen	11	3	13	5
Other	4	8	6	4

Total	30%	18%	31%	17%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenues	Expenses	Revenues	Expenses
Euro	7%	1%	6%	1%
British pound	7	6	7	6
Japanese Yen	12	3	13	4
Other	5	6	5	4

Total	31%	16%	31%	15%

As of September 30, 2019 and December 31, 2018, we had $9.2 million and $7.2 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at September 30, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $4.2 million, decreased expenses by $2.4 million and decreased operating income by $1.7 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2019.

Interest rate risk

We had cash and cash equivalents totaling $22.6 million at September 30, 2019. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or about June 24, 2019, Dynamic Data Technologies, LLC (“DDT”) filed a complaint against us and our subsidiary, Brightcove Holdings, Inc., in the United States District Court for the District of Delaware. The complaint alleges that we infringed patents owned by DDT and seeks monetary damages and other relief. We filed a motion to dismiss the complaint and that motion is pending review by the court. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can we reasonably estimate the potential loss, if any.

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

On August 1, 2019, as partial consideration for the August Acquisition, we issued 270,686 unregistered shares of our common stock to the sellers. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and/or Regulation S promulgated under the Securities Act.

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

BRIGHTCOVE INC.
(Registrant)

Date: October 23, 2019	By:
/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2019	By:

/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)