Form 10-K
period 2019-12-31
BRIGHTCOVE INC
filed 2020-02-27
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35429

BRIGHTCOVE INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

290 Congress Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(888) 882-1880

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	BCOV	The NASDAQ Global Market

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2019, was $390,496,282.

As of February 24, 2020 there were 38,957,059 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

BRIGHTCOVE INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of acquisitions; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate acquired businesses, including the online video platform assets of Ooyala, Inc. and certain of its subsidiaries that we acquired during 2019;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I

Item 1.	Business

Overview

Brightcove Inc., or Brightcove, is a leading global provider of cloud-based services for video. Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. Our suite of products and services reduces the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove Video Cloud, or Video Cloud, our flagship product, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos. Brightcove OTT Flow is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms.

We also have a number of modular solutions for customers, including Brightcove Zencoder, or Zencoder, which is a cloud-based video encoding service. Brightcove SSAI, or SSAI, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player, is a cloud-based service for creating and managing video player experiences.

In September 2019, we released Brightcove Beacon, which is a purpose-built app that enables companies to deliver and launch premium OTT video experiences quickly and cost effectively across mobile, web, smart TVs and connected TVs, all with the flexibility of multiple monetization models. In January 2020, we released Brightcove Campaign, which is a purpose-built app that enables marketers to easily create video-driven marketing campaigns that yield insightful data with the ability to compare video performance to a variety of industry benchmarks.

As of December 31, 2019, we had 3,595 customers in over 80 countries, including many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands and corporations, faith-based institutions, e-commerce platforms, and hi-tech organizations, as well as governments, educational institutions and non-profit organizations.

We primarily generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $164.8 million in the year ended December 31, 2018 to $184.5 million in the year ended December 31, 2019. As of December 31, 2018, we had 3,783 customers, of which 2,226 used our premium offerings and 1,557 used our volume offerings. As of December 31, 2019, we had 3,595 customers, of which 2,338 used our premium offerings and 1,257 used our volume offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. In addition to being offered on a stand-alone basis, Video Cloud is also a core component of OTT Flow, Video Marketing Suite and Enterprise Video Suite.

Our Solutions

Our solutions provide our customers with the following key benefits:

•	Comprehensive, modular and scalable solutions. Video Cloud provides a single, integrated solution to meet a range of video publishing and distribution needs. Brightcove Beacon and Brightcove Campaign are end-to-end solutions of video technologies built for media companies and marketers. Each of Zencoder, SSAI and Player are modular solutions that customers can license on a stand-alone basis and integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer and end user base expands.

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

•

Help customers achieve business objectives. Our customers use our products to achieve key business objectives such as driving site traffic, increasing viewer engagement on their sites, monetizing content, increasing conversion rates for transactions, increasing brand awareness and expanding their audiences, internal communications, employee training and customer support. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. Our business interests align with our customers’ interests as we each benefit from the success of our customers’ online video strategy.

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

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•

We are the recognized online video platform market leader. In 2019, our customers used Video Cloud to deliver an average of approximately 3.65 billion video streams per month, which we believe is more video streams per month than any other professional solution. We have in recent years received numerous awards for our market leadership from industry analysts such as Frost & Sullivan and Gartner and publishers such as Fast Company and Digiday.

•

We have established a global presence. We have established a global presence with operations in Europe, Japan, Asia Pacific, the Middle East, India and Mexico. Today, we have employees in fourteen countries. We built our solutions to be localized into almost any language and currently offer 24/7 customer support worldwide. As of December 31, 2019, organizations throughout the world used Video Cloud to reach viewers in approximately 252 countries and territories.

•

We have high visibility and predictability in our business. We generally sell our subscription and support services through monthly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 85% in each of the last four fiscal quarters, including 95%, 87%, 85% and 89% for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•

We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes and across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•

Our management team has experience building and scaling software companies. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as CA Technologies, DassaultSystemes, DS SolidWorks, Ellucian, Fidelity Investments, IBM, RSA, PTC, and SAP Americas.

Our Customers

As of December 31, 2019, we had 3,595 customers in over 80 countries and territories. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands and corporations, faith-based institutions, e-commerce platforms, and hi-tech organizations, as well as governments, educational institutions and non-profit organizations. We believe our solutions can benefit any organization with digital video content.

Our Products and Services

Video Cloud

Video Cloud, the world’s leading online video platform, enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the following:

•

Uploading and Encoding. Using Video Cloud, customers may upload videos in various formats for adaptive encoding that maximizes quality and minimizes file size. Video Cloud then automatically enables the content to be delivered to end users via a third-party content delivery network, or CDN, such as Akamai Technologies, Inc., or Akamai, Fastly, Inc., or Fastly, or Amazon Web Services, or AWS.

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

Brightcove Beacon

Brightcove Beacon is a purpose-built app that enables companies to deliver and launch premium OTT video experiences quickly and cost effectively across mobile, web, smart TVs and connected TVs, all with the flexibility of multiple monetization models. Brightcove Beacon includes the following principal features and functionality:

•	Experience Management. Brightcove Beacon allows customers to define consistent viewer app experiences on mobile devices, tablets, connected TVs and smart TVs, significantly reducing time-to-market.

•

Content Management. Brightcove Beacon allows customers to curate and deliver content to its audience segments, automate the curation of playlists and carousels, securely store and deliver content with DRM protection, automate content availability windows by time, geography and device and configure VOD and live content offerings for the any demographic changes that occur throughout the day or week.

•

Viewer Management. Brightcove Beacon allows customers to streamline the purchase process with in-app purchasing through numerous stores or platforms. Brightcove Beacon also creates a frictionless viewer registration experience, enables users to sign-on and authenticate easily, maintains watch history and preferences with viewer profiles, allows for the creation of customized packages for different types of viewers, and allows customers to manage stream concurrency to allow or restrict account sharing.

•	Analytics. Brightcove Beacon allows customers to gather insights on viewer behavior to drive content programming, product layout, and monetization decisions.

•

Monetization. Brightcove Beacon allows customers to choose from various monetization models, including subscription video on demand (SVOD), advertising-based video on demand (AVOD), authenticated video on demand (AuthVOD) and freemium, and to combine monetization methods to create customized offers.

•

Device Management. Brightcove Beacon allows customers to secure its content and limit the number of devices accessing content per account. Brightcove Beacon also allows customers to maintain control and easily enable and disable devices, and easily deploy changes across all devices.

Brightcove Campaign

Brightcove Campaign is a purpose-built app that enables marketers to easily create video-driven marketing campaigns that yield insightful data with the ability to compare video performance to a variety of industry benchmarks. Brightcove Campaign includes the following principal features and functionality:

•	Customized, easy-to-follow campaign advice and best practices.

•	Advanced analytics reporting, including industry benchmarking comparisons.

•	One-click-to-publish capability across multiple marketing channels.

•	Social sharing capabilities.

•	Customized thumbnail codes for email distribution and video optimization.

•	Out-of-the-box marketing automation integration with Eloqua, Marketo, HubSpot and Salesforce.

•	Google Chrome extension for easy video analysis.

•	Google and Adobe Analytics integration.

Editions

Each of our products is offered to customers on a subscription-based SaaS model, with varying levels of usage entitlements, support and, in certain cases, functionality. Our customers generally pay us a monthly or annual subscription fee for access to our products. This model allows our customers to scale their level of investment and usage based on the size and complexity of their needs.

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

All Brightcove Beacon, Brightcove Campaign, SSAI, Player and OTT Flow customers are considered premium customers.

Support

Our products generally include basic support for technical and operational issues from our support team via web-based submission or email. The premium editions of our products generally include additional support options such as phone support, live chat, dedicated live event support, 24x7x365 support and more. Our award-winning, TSIA certified team supports our customers from our offices in Boston, London, Sydney, Tokyo, Seoul, Scottsdale, Guadalajara and Singapore. We also have a dedicated customer success team that offers various onboarding and related services to new and existing customers looking to get the most out of our products and services.

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

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and the Middle East, Asia Pacific, and Japan. We further organize our go-to-market approach by focusing our sales and marketing teams on selling primarily to organizations in a wide range of industries, who generally want to distribute video content to a broad audience or use video for marketing or enterprise communication purposes. A small amount of sales are generated through referral partners, channel partners and resellers. We also sell some of our products online through our website.

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

Media delivery to end users, including video, audio, images and JavaScript components, is served primarily through CDN providers, including Akamai, Fastly, and AWS. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.

We entered into our agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers. The current expiration date of the agreement is April 30, 2020. We expect to enter into a new agreement with Akamai in the first half of 2020.

We entered into our agreement with Fastly in April 2017. It enables us to use Fastly CDN services for our own benefit and to resell Fastly CDN services to our customers. The current expiration date of the agreement is April 30, 2020. We expect to enter into a new agreement with Fastly in the first half of 2020.

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

We use AWS to provide cloud-based computing, storage and CDN services to our customers. We entered into our agreement with AWS on May 17, 2012. We believe our agreement with AWS is based on competitive market terms and conditions, including service level commitments. The current expiration date of our agreement with AWS is June 30, 2022. Our agreement with AWS provides that, upon termination, AWS will continue to store our content for 30 days and will, upon mutual agreement, provide additional post-termination assistance.

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

In the United States, we have 46 issued and/or allowed patents and 7 patent applications pending. Internationally, we have 30 issued and/or allowed patents and we are currently pursuing 22 patent applications, including three patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in the United States, Canada, United Kingdom, Australia, Japan, China, India, Brazil, Singapore and Hong Kong, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

Our registered trademarks in the United States include “BRIGHTCOVE”, “ZENCODER” and our logo. These trademarks are also registered in certain non-U.S. jurisdictions, including the European Union, Japan and Canada. We may apply for registrations of other marks, and of these marks in additional jurisdictions, to the extent we determine such coverage is appropriate and cost-effective.

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

Employees

As of December 31, 2019, we had 610 employees, of which 444 were located in the United States and 166 were located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $21.9 million for the year ended December 31, 2019, a consolidated net loss of $14.0 million for the year ended December 31, 2018 and a consolidated net loss of $19.5 million for the year ended December 31, 2017. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2016 faced distressing financial circumstances and, as a result, we lost substantially all of the revenue we expected to generate from this customer in 2017. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.

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

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the rates at which our customers renew;

•	the amount of revenue generated from our customers’ use of our products or services in excess of their committed contractual entitlements;

•	the timing and amount of costs of new and existing sales and marketing efforts;

•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors; and

•	system or service failures, security breaches or network downtime.

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

We currently maintain offices and have sales personnel in Australia, France, India, Japan, Singapore, South Korea, Spain, the United Arab Emirates, Mexico, Portugal, Germany, and the United Kingdom, or U.K., and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

•

uncertain political and economic climates (including, for example, the U.K.’s exit from the European Union, or EU, on January 31, 2020, commonly referred to as “Brexit”, which has created economic and political uncertainty in the EU); and

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

Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

The U.K. formally left the EU on January 31, 2020, typically referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and EU, the U.K. will be subject to a transition period until December 31, 2020 during which EU rules will continue to apply. Negotiations between the U.K. and EU are expected to continue in relation to the customs and trading relationship between the U.K. and EU following the expiration of the transition period. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after the transition period may be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. For example, following the transition period, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the European Economic Area more difficult. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding the future relationship between the U.K. and EU could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

Additionally, Brexit has resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Although this strengthening has been somewhat ameliorated by the implementation of the transition period, because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. dollar, our reported revenue from foreign operations is reduced. As a result of Brexit and the continued negotiations between the U.K. and EU, there may be further periods of volatility in the currencies in which we conduct business.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets following the transition period. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which could present new regulatory costs and challenges.

Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

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

Demand for our services is sensitive to price. Many factors, including our marketing, customer acquisition and technology costs, commoditization of our products and services and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our marketing and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue, operating results and resources.

We will likely encounter significant, growing competition in our business from many sources, including portals and digital media retailers, search engines, social networking and consumer-sharing services companies, broadband media distribution platforms, technology suppliers, direct broadcast satellite television service companies and digital and traditional cable systems. Many of our present and likely future competitors have substantially greater financial, marketing, technological and other resources than we do. Some of these companies may even choose to offer services competitive with ours at no cost as a strategy to attract or retain customers of their other services. Technological and commercial developments may lead to the increasing commoditization of our products and services, including content delivery and storage, further increasing downward pressure on the prices we can charge. If we are unable to compete successfully with traditional and other emerging providers of competing services, our business, financial condition and results of operations could be adversely affected.

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

Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our leadership team in 2018 and 2019. This growth and these organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage Brightcove effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Our transaction with Ooyala, Inc. and/or potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in April 2019, we acquired the online video player related assets of Ooyala, Inc. (“Ooyala”) and certain of its subsidiaries. Acquisitions, including the Ooyala transaction, involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;

•	difficulties in integrating the personnel of a target company, including the onboarding of approximately 100 Ooyala employees hired in connection with the Ooyala transaction;

•	difficulties in supporting and transitioning customers, if any, of a target company, including the customers that we acquired in connection with the Ooyala transaction;

•	diversion of financial and management resources from existing operations;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•

potential loss of key employees, customers and strategic alliances from either our current business or a target company’s business, including the customers that we acquired in connection with the Ooyala transaction; and

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

Many of the problems, delays and expenses we may encounter may be beyond our control. Such problems may include, but are not limited to, problems related to the technical development of our products and services, problems with the infrastructure for the distribution and delivery of online media, the competitive environment in which we operate, marketing problems, consumer acceptance and costs and expenses that may exceed current estimates. Problems, delays or expenses in any of these areas could have a negative impact on our business, financial conditions or results of operations.

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

Since our customers use our products for critical business applications, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

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

There can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

We use a data center and cloud computing services facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from cloud computing services facilities, such as AWS, as well as one physical data center facility. While we control the actual computer and storage systems upon which our software runs, and deploy them to these facilities, we do not control the operation or availability of these facilities.

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

Our business is subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

We and our customers may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing (“Processing”) of personally identifiable information (such personally identifiable information collectively with all information defined or described by applicable law as “personal data,” “personal information,” “PII” or any similar term, “Personally Identifiable Information”) or other sensitive data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes or stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the Processing of Personally Identifiable Information of individuals. For example, in June 2018 California adopted the California Consumer Privacy Act, or CCPA, that became effective on January 1, 2020. The CCPA broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights and protections and provides for civil penalties for violations and introduces a private right of action for data breaches. Further, the U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online Processing of data, and to the security measures applied to such data. Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the Processing of Personally Identifiable Information obtained from their residents and/or individuals located in their jurisdictions or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. For example, on April 27, 2016 the European Union adopted the General Data Protection Regulation 2016 / 679 (GDPR) that took effect on May 25, 2018. The GDPR applies to any company established in the EU, as well as to those outside the EU if they process personal data (as defined under the GDPR) in connection with the provision of goods or services to individuals in the EU or monitor their behavior. The GDPR enhances data protection obligations for businesses and provides direct legal obligations for service providers processing personal data on behalf of customers. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenues, whichever is higher. Relatedly, there continue to be concerns about whether the EU-US Privacy Shield, approved on July 8, 2016 by the European Member State representatives as a successor to the Safe Harbor framework, will face additional challenges. We are currently certified to the EU-US Privacy Shield. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers in the event the EU-US Privacy Shield is invalidated. Further, the United Kingdom’s exit from the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has officially left the EU.

In addition to the GDPR, the European Union is also in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still going through the European legislative process. Draft regulations were rejected by the Permanent Representatives Committee of the Council of EU on November 22, 2019; it is not clear when new regulations will be adopted. Preparing for and complying with the GDPR, the ePrivacy Regulation (if and when it becomes effective) and other foreign laws has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations.

With respect to all of the foregoing, any failure or perceived failure by us to comply with U.S., EU or other foreign privacy or data security laws, policies, industry standards or legal obligations, or any security incident that results in the unauthorized Processing of Personally Identifiable Information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could have a negative effect on our existing business and on our ability to attract and retain new customers.

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

Sales of up to 1,056,763 shares of our common stock in the public market could occur at any time after April 1, 2020, the expiration of the 12 month lock-up agreement entered into in connection with our acquisition of certain assets of Ooyala. Sales of up to 270,686 shares of our common stock in the public market could occur at any time after August 1, 2020, the expiration of the 12 month lock-up agreements entered into in connection with the August Acquisition. After April 1, 2020 and August 1, 2020, respectively, these shares will be eligible for resale in compliance with Rule 144. These sales or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. We have sales and marketing offices in Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Mumbai, India; and Singapore. Our offices in New York, New York; London, England; Seattle, Washington; and Scottsdale, Arizona are used for sales and marketing as well as research and development. Our offices in Guadalajara, Mexico and Funchal, Portugal are primarily used for research and development. We believe our facilities are adequate for our current needs.

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

Stockholders

As of February 24, 2020, there were approximately 84 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2015 and December 31, 2019, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2015 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 31, 2014 of $7.78 per share as the initial value of our common stock.

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

	1/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Brightcove Inc.	100.0	79.7	103.5	91.3	90.5	111.7
NASDAQ Composite Index	100.0	105.7	113.7	145.8	140.1	189.5
NASDAQ Computer & Data Processing Index	100.0	106.2	119.3	165.5	159.4	239.7

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2019.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$184,455	$164,833	$155,913	$150,266	$134,706
Gross profit	108,986	98,209	91,295	94,419	88,229
Loss from operations	(21,063)	(13,101)	(19,696)	(8,978)	(6,931)
Consolidated net loss	(21,903)	(14,028)	(19,519)	(9,986)	(7,580)
Basic and diluted net loss per share	(0.58)	(0.39)	(0.57)	(0.30)	(0.23)

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,759	$29,306	$26,132	$36,813	$27,637
Accounts receivable, net	31,181	23,264	25,236	21,575	21,213
Property and equipment, net	12,086	9,703	9,143	9,264	8,689
Working capital	(20,452)	2,966	(983)	7,792	6,592
Total assets	172,867	133,356	127,615	136,424	127,668
Deferred revenue	49,260	39,992	39,614	34,756	29,931
Total stockholders’ equity	74,123	70,614	66,756	78,196	78,135

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brightcove Video Cloud, or Video Cloud, our flagship product, is the world’s leading online video platform. Video Cloud enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Brightcove OTT Flow is a service for media companies and content owners to rapidly deploy high-quality, direct-to-consumer, live and on-demand video services across platforms. Brightcove Video Marketing Suite, or Video Marketing Suite, is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Enterprise Video Suite, or Enterprise Video Suite, is an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.

We also have a number of modular solutions for customers, including Brightcove Zencoder, or Zencoder, which is a cloud-based video encoding service. Brightcove SSAI, or SSAI, is an innovative, cloud-based ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. Brightcove Player, or Player, is a cloud-based service for creating and managing video player experiences.

In September 2019, we released Brightcove Beacon, which is a purpose-built app that enables companies to deliver and launch premium OTT video experiences quickly and cost effectively across mobile, web, smart TVs and connected TVs, all with the flexibility of multiple monetization models. In January 2020, we released Brightcove Campaign, which is a purpose-built app that enables marketers to easily create video-driven marketing campaigns that yield insightful data with the ability to compare video performance to a variety of industry benchmarks.

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

On April 1, 2019, we purchased the online video platform assets of Ooyala, Inc. (“Ooyala”), which included Ooyala’s online video platform customers, technology and Ooyala’s operations in Guadalajara, Mexico. We discuss the effect of the Ooyala transaction (“Ooyala Acquisition”), when applicable, in our discussion and analysis of the financial condition and results of operations below. We are currently transitioning the acquired customers to our technology as we feel that our cloud-based services will add value for the acquired customers.

On August 1, 2019, we completed an acquisition of a company to help expand our offerings in key market segments. Revenue and earnings attributable to the August 1, 2019 acquisition were not material.

As of December 31, 2019, we had 610 employees and 3,595 customers, of which 2,338 used our premium offerings and 1,257 used our volume offerings. As of December 31, 2018, we had 495 employees and 3,783 customers, of which and 2,226 used our premium offerings and 1,557 used our volume offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $164.8 million in the year ended December 31, 2018 to $184.5 million in the year ended December 31, 2019, primarily related to $17.9 million of incremental revenue from the Ooyala Acquisition and, to a lesser extent, an increase in sales of Video Cloud to both new and existing customers. Our consolidated net loss was $21.9 million and $14.0 million for the years ended December 31, 2019 and 2018, respectively. Included in consolidated net loss for the year ended December 31, 2019 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $11.4 million, $9.3 million and $3.2 million, respectively. Included in consolidated net loss for the year ended December 31, 2018 was stock-based compensation expense and amortization of acquired intangible assets of $6.6 million and $2.3 million, respectively.

For the years ended December 31, 2019 and 2018, our revenue derived from customers located outside North America was 47% and 46%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•

Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month contracts and pay-as-you-go contracts), our SSAI customers, our Player customers, our OTT Flow customers, our Video Marketing Suite customers, our Enterprise Video Suite customers, our Brightcove Beacon customers and our Brightcove Campaign customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

As of December 31, 2019, we had 3,595 customers, of which and 2,338 used our premium offerings and 1,257 used our volume offerings. As of December 31, 2018, we had 3,783 customers, of which 2,226 used our premium offerings and 1,557 used our volume offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2020 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the years ended December 31, 2019 and 2018, the recurring dollar retention rate was 89% and 99%, respectively.

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

•

Backlog. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of December 31, 2019, the total backlog for subscription and support contracts was approximately $128.9 million, of which approximately $100.6 million is expected to be recognized over the next 12 months. As of December 31, 2018, the total backlog for subscription and support contracts was approximately $109.4 million, of which approximately $90.7 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2019	2018
Customers (at period end)
Volume	1,257	1,557
Premium	2,338	2,226

Total customers (at period end)	3,595	3,783

Recurring dollar retention rate	89%	99%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$82.4	$74.9
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.6	$4.7
Total backlog, excluding professional services engagements (in millions)	$128.9	$109.4
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$100.6	$90.7

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

OTT Flow, Brightcove Beacon and Brightcove Campaign are each offered to customers on a subscription basis, with varying levels of functionality, usage entitlements and support based on the size and complexity of a customer’s needs. Customer arrangements are typically one-year contracts.

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

All Brightcove Beacon, Brightcove Campaign, SSAI, Player, OTT Flow, Video Marketing Suite and Enterprise Video Suite customers are considered premium customers.

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

Cost of revenue increased in absolute dollars from 2018 to 2019. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Merger-related. Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities.

Other Expense

Other expense consists primarily of interest income earned on our cash, cash equivalents, foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets at December 31, 2019. We maintain net deferred tax liabilities for temporary differences related to our foreign subsidiaries.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation expense of $9.3 million, $6.6 million, and $7.2 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against substantially all of our net U.S. deferred tax assets at December 31, 2019. We recognized a deferred tax liability in the U.S. for a portion of our indefinite lived intangibles and other deferred tax liabilities that would not be offset against deferred tax assets. We maintain net deferred tax liabilities for temporary differences related to our foreign subsidiaries. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2019 and 2018, we had no material unrecognized tax benefits.

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. Critical estimates in valuing purchased technology and customer lists include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

Intangible assets are recorded at their estimated fair value at the date of acquisition. We amortize our intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefit or, if that pattern cannot be readily determined, on a straight-line basis. Amortization is recorded over the estimated useful lives ranging from one to fourteen years.

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

When goodwill is impaired, we record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. For the year ended December 31, 2019, we have not identified any impairment of our goodwill.

Results of Operations

The following tables set forth our results of operations for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$173,818	$150,941	$143,159
Professional services and other revenue	10,637	13,892	12,754

Total revenue	184,455	164,833	155,913
Cost of revenue:
Cost of subscription and support revenue	67,064	53,311	50,664
Cost of professional services and other revenue	8,405	13,313	13,954

Total cost of revenue	75,469	66,624	64,618

Gross profit	108,986	98,209	91,295
Operating expenses:
Research and development	32,535	31,716	31,850
Sales and marketing	60,375	55,775	57,294
General and administrative	25,692	23,103	21,847
Merger-related	11,447	716	—

Total operating expenses	130,049	111,310	110,991

Loss from operations	(21,063)	(13,101)	(19,696)
Other income (expense), net	(280)	(326)	547

Loss before income taxes	(21,343)	(13,427)	(19,149)
Provision for income taxes	560	601	370

Net loss	$(21,903)	$(14,028)	$(19,519)

Net loss per share - basic and diluted	$(0.58)	$(0.39)	$(0.57)

Weighted-average number of common shares used in computing net loss per share - basic and diluted	38,028	35,808	34,376

Overview of Results of Operations for the Years Ended December 31, 2019 and 2018

Total revenue increased by 12%, or $19.6 million, in 2019 compared to 2018 due to an increase in subscription and support revenue of 15%, or $22.9 million, primarily related to the acquired Ooyala customers. Substantially all of the revenue from the Ooyala Acquisition is subscription and support revenue. This increase was offset by a decrease in professional services and other revenue of 23%, or $3.3 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $20.3 million, or 13%, in 2019 compared to 2018. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $10.8 million, or 11%, in 2019 compared to 2018, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $21.1 million in 2019 compared to $13.1 million in 2018. Our ability to decrease operating loss will depend primarily on greater revenue from both new and existing customers and from improved efficiencies. As of December 31, 2019, we had $22.8 million of unrestricted cash and cash equivalents, a decrease of $6.5 million from $29.3 million at December 31, 2018, due primarily to $6.2 million in capitalized internal-use software costs, $5.3 million paid as consideration in the Ooyala Acquisition and August Acquisition, $1.0 million in capital expenditures and $296,000 in other financing activities. These decreases were offset by proceeds from exercises of stock options of $3.5 million and $2.7 million of cash provided by operating activities.

Revenue

	Year Ended December 31,
	2019		2018		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$180,624	98%	$160,285	97%	$20,339	13%
Volume	3,831	2	4,548	3	(717)	(16)

Total	$184,455	100%	$164,833	100%	$19,622	12%

During 2019, revenue increased by $19.6 million, or 12%, compared to 2018, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $20.3 million, or 13%, is primarily the result of a 5% increase in the number of premium customers, some of which were acquired in the Ooyala Acquisition. Premium customers increased from 2,226 at December 31, 2018 to 2,338 at December 31, 2019. During 2019, volume revenue decreased by $717,000, or 16%, compared to 2018, driven by a decrease in customers as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2019		2018		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$173,818	94%	$150,941	92%	$22,877	15%
Professional services and other	10,637	6	13,892	8	(3,255)	(23)

Total	$184,455	100%	$164,833	100%	$19,622	12%

During 2019, subscription and support revenue increased by $22.9 million, or 15%, compared to 2018. The increase was primarily related to a 5% increase in the number of premium customers, some of which were acquired in the Ooyala Acquisition. Premium customers increased from 2,226 at December 31, 2018 to 2,338 at December 31, 2019 and the average annual subscription revenue per premium customer increased 10% during the year ended December 31, 2019. In addition, professional services and other revenue decreased by

$3.3 million, or 23%, compared to the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2019		2018		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$97,309	53%	$88,778	54%	$8,531	10%

Europe	31,587	17	27,754	17	3,833	14
Japan	22,150	12	21,960	13	190	1
Asia Pacific	32,391	17	25,766	16	6,625	26
Other	1,018	1	575	—	443	77

International subtotal	87,146	47	76,055	46	11,091	15

Total	$184,455	100%	$164,833	100%	$19,622	12%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2019, total revenue for North America increased $8.5 million, or 10%, compared to 2018. During 2019, total revenue outside of North America increased $11.1 million, or 15%, compared to 2018. The increase in revenue from international regions is primarily related to increases in revenue in Europe and Asia Pacific.

Cost of Revenue

	Year Ended December 31,
	2019		2018		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$67,064	39%	$53,311	35%	$13,753	26%
Professional services and other	8,405	79	13,313	96	(4,908)	(37)

Total	$75,469	41%	$66,624	40%	$8,845	13%

During 2019, cost of subscription and support revenue increased $13.8 million, or 26%, compared to 2018. The increase resulted primarily from increases in network hosting expense, content delivery expense, third-party software integrated with our service offering expense, and maintenance expense of $5.8 million, $3.8 million, $1.4 million, and $1.3 million, respectively. There were also increases in partner commission, amortization, and stock-based compensation expenses of $1.1 million, $987,000, and $202,000, respectively. These increases were offset in part by decreases in employee-related, contractor, and rent expenses of $392,000, $267,000, and $131,000, respectively.

During 2019, cost of professional services and other revenue decreased $4.9 million, or 37%, compared to 2018. This decrease corresponds to decreases in contractor, employee-related, and recruiting expenses of $3.8 million, $981,000 and $113,000, respectively due to lower levels of implementation and professional services.

Gross Profit

	Year Ended December 31,
	2019		2018		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$106,754	61%	$97,630	65%	$9,124	9%
Professional services and other	2,232	21	579	4	1,653	285

Total	$108,986	59%	$98,209	60%	$10,777	11%

The overall gross profit percentage was 59% and 60% for the years ended December 31, 2019 and 2018, respectively. Subscription and support gross profit increased $9.1 million, or 9%, compared to 2018. In addition, professional services and other gross profit increased $1.7 million, or 285%, compared to 2018 It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2019		2018		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$32,535	18%	$31,716	19%	$819	3%
Sales and marketing	60,375	33	55,775	34	4,600	8
General and administrative	25,692	14	23,103	14	2,589	11
Merger-related	11,447	6	716	—	10,731	nm

Total	$130,049	71%	$111,310	68%	$18,739	17%

nm – not meaningful

Research and Development. During 2019, research and development expense increased by $819,000, or 3%, compared to 2018. This increase was primarily due to increases in computer maintenance and support expense, recruiting expense, and travel expense of $592,000, $570,000 and $226,000, respectively. There was also an increase in stock-based compensation expense of $163,000, as well as increases in a number of immaterial R&D related accounts amounting to $273,000. These increases were offset by a decrease in employee-related expenses of $1.1 million as a result of an increase in capitalized software development costs. We expect our research and development expense to remain relatively unchanged in future periods.

Sales and Marketing. During 2019, sales and marketing expense increased by $4.6 million, or 8%, compared to 2018 primarily due to increases in employee-related, travel, and intangible amortization expenses of $1.4 million, $1.2 million, and $919,000, respectively. There were also increases in stock-based compensation, conference, and computer maintenance and support expenses of $336,000, $329,000, and $282,000, respectively. There were additional increases in commissions, training, and marketing programs expenses of $230,000, $227,000, and $97,000, respectively. These increases were partially offset by decreases in contractor and recruiting expenses of $278,000 and $216,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. During 2019, general and administrative expense increased by $2.6 million, or 11%, compared to 2018 primarily due to increases in stock-based compensation, bad debt, outside accounting and legal fees, and employee-related expenses of $1.9 million, $939,000, $408,000 and $408,000, respectively. There were also increases in computer maintenance and support, rent, and insurance expenses of $183,000, $116,000, and $106,000, respectively. Additionally there was an increase in a number of immaterial G&A related accounts amounting to $163,000. These increases were offset by decreases in contractor, commission, recruiting, and amortization expenses of $1.1 million, $209,000, $176,000 and $165,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. During 2019, merger-related expenses increased by $10.7 million primarily due to costs incurred in connection with the entry into a definitive agreement in February 2019 to acquire the online video player related assets from Ooyala, Inc. and certain of its subsidiaries and costs related to the transition of Ooyala customers to the Company’s technology.

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

During 2018, cost of subscription and support revenue increased $2.6 million, or 5%, compared to 2017. The increase resulted primarily from increases in network hosting, amortization and partner commission expenses of $1.9 million, $1.1 million, and $1.0 million, respectively. There were also increases in third-party software integrated with our service offering expense, employee-related expense, rent expense, and consultant expense of $866,000, $773,000, $268,000 and $253,000, respectively. These increases were offset in part by decreases in content delivery, depreciation, intangible amortization, and maintenance expenses of $2.1 million, $917,000, $380,000 and $103,000, respectively.

During 2018, cost of professional services and other revenue decreased $641,000, or 5%, compared to 2017. This decrease corresponds to a decrease in consultant expense of $1.6 million. This decrease was offset in part by increases in employee-related and rent expenses of $715,000 and $150,000, respectively.

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

nm – not meaningful

Research and Development. During 2018, research and development expense decreased by $134,000, or 0%, compared to 2017 primarily due to a decrease in stock-based compensation of $282,000. This decrease was offset by increases in rent and employee-related expenses of $181,000 and $126,000, respectively. We expect our research and development expense to remain relatively unchanged in future periods.

Sales and Marketing. During 2018, sales and marketing expense decreased by $1.5 million, or 3%, compared to 2017 primarily due to decreases in travel, employee-related, and commission expenses of $1 million, $656,000, and $485,000, respectively. There were also decreases in stock-based compensation, computer maintenance and support, and consulting expenses of $373,000, $149,000, and $114,000, respectively. These decreases were partially offset by increases in rent expense, executive severance, conference expense, and marketing programs expense of $659,000, $386,000, $270,000 and $118,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. During 2018, general and administrative expense increased by $1.3 million, or 6%, compared to 2017 primarily due to increases in consulting, employee-related, recruiting, and tax expenses of $1.2 million, $578,000, $464,000, and $184,000, respectively. These increases were offset by decreases in legal, depreciation, and travel expenses of $716,000, $232,000, and $130,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. During 2018, merger-related expenses increased by $716,000 primarily due to costs incurred in connection with the entry into a definitive agreement in February 2019 to acquire the online video player related assets from Ooyala, Inc. and certain of its subsidiaries.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2019 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2019 and 2018, we had $14.0 million and $9.9 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. On April 1, 2019, we completed the acquisition of the online video platform assets of Ooyala in exchange for 1,056,763 unregistered shares of our common stock and $2.6 million in cash. On August 1, 2019, we completed the acquisition of a company in exchange for 270,686 unregistered shares of our common stock and $2.8 million in cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2019	2018	2017
	(in thousands)
Cash flows provided by (used in) operating activities	2,708	2,550	(6,441)
Cash flows used in investing activities	(12,618)	(4,531)	(4,112)
Cash flows provided by (used in) financing activities	3,177	5,250	(544)

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

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2019 was $2.7 million. The cash flow provided by operating activities primarily resulted from net non-cash charges of $18.8 million and changes in our operating assets and liabilities of $5.8 million, partially offset by net losses of $21.9 million. Net non-cash expenses consisted of $9.3 million for stock-based compensation, $8.4 million for depreciation and amortization, and $1.1 million for provision for reserves on accounts receivable. Cash provided from changes in our operating assets and liabilities consisted primarily of increases in accrued expenses, deferred revenue, accounts payable and prepaid expenses of $6.7 million, $2.7 million, $1.7 million, and $1.2 million, respectively. These inflows were offset in part by increases in accounts receivable and other assets of $5.5 million and $758,000, respectively.

Cash flows used in investing activities.

Cash used in investing activities during the year ended December 31, 2019 was $12.6 million, consisting primarily of $6.2 million for the capitalization of internal-use software costs, $5.3 million in cash paid for the acquisition, and $1.0 million in capital expenditures to support the business.

Cash flows provided by (used in) financing activities.

Cash provided by financing activities for the year ended December 31, 2019 was $3.2 million, consisting of proceeds received on the exercise of common stock options of $3.5 million, offset by other activity of $296,000.

Credit facility.

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points (the “LIBOR rate margin”) and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of December 31, 2019. As we have not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2019.

Net operating loss carryforwards.

As of December 31, 2019, we had federal and state net operating losses of approximately $161.8 million and $82.4 million, respectively, which are available to offset future taxable income, if any, through 2039. We had federal and state net operating losses of approximately $23.9 million and $1.7 million, respectively, which are available to offset future taxable income, if any, indefinitely. We had federal and state research and development tax credits of $7.8 million and $4.8 million, respectively, which expire in various amounts through 2039. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2019 and 2018.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2019:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$19,191	$6,786	$9,026	$3,169	$210
Outstanding purchase obligations	64,581	28,331	36,250	—	—

Total	$83,772	$35,117	$45,276	$3,169	$210

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

Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2019	2018
Revenues generated in locations outside the United States	51%	49%
Revenues in currencies other than the United States dollar (1)	31%	31%
Expenses in currencies other than the United States dollar (1)	16%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2019 and 2018:

	Twelve Months Ended December 31, 2019
	Revenues	Expenses
Euro	7%	1%
British pound	7	6
Japanese Yen	12	3
Other	5	6

Total	31%	16%

	Twelve Months Ended December 31, 2018
	Revenues	Expenses
Euro	6%	1%
British pound	7	6
Japanese Yen	13	4
Other	5	5

Total	31%	16%

As of December 31, 2019 and 2018, we had $7.5 million and $7.2 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at December 31, 2019, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2019, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.6 million, decreased expenses by $3.3 million and increased operating losses by $2.3 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2019.

Interest rate risk

We had cash and cash equivalents totaling $22.8 million at December 31, 2019. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Management excluded from its assessment of our internal control over financial reporting as of December 31, 2019, the internal control over financial reporting of the Ooyala Acquisition. This exclusion is consistent with guidance issued by the SEC that an assessment of recently acquired business may be omitted from the scope of management’s report on internal control over financial reporting in the year of acquisition. Total and net assets acquired in the Ooyala Acquisition as of December 31, 2019, excluding goodwill and other intangible assets, which are included in management’s assessment of internal control over financial reporting as of December 31, 2019, were approximately $4.9 million and $3.9 million, respectively. Net revenues resulting from the Ooyala Acquisition were $17.9 million for the year ended December 31, 2019.

See a discussion of this acquisition in Note 3, Business Combinations, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Brightcove Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Ooyala Acquisition, which is included in the 2019 consolidated financial statements of the Company and constituted $4.9 million and $3.9 million of total and net assets, respectively, as of December 31, 2019 and $17.9 million of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Ooyala Acquisition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

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

(a)(3) Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.4* (8)	Brightcove Inc. RSU Inducement Plan.

4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

4.6* (10)	Brightcove Inc. 2018 Inducement Plan.

4.7* (11)	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.8* (12)	Form of Performance-Based Restricted Stock Unit Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.9**	Description of Capital Stock.

10.1* (13)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (14)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (15)	2012 Stock Incentive Plan of the Registrant.

10.4†* (16)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5† (17)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (18)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (19)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (20)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

10.9* (21)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

Exhibits

10.10* (22)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

10.11* (23)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (24)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

10.13†* (25)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

10.14†* (26)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (27)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

10.16* (28)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (29)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (30)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (31)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (32)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (33)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (34)	Non-Employee Director Compensation Policy.

10.23†* (35)	Senior Executive Incentive Bonus Plan.

10.24†* (36)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (37)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (38)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (39)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.28†* (40)	Separation Agreement dated July 24, 2017 between the Registrant and David Mendels.

10.29†* (41)	Amendment to Employment Agreement dated July 24, 2017 between the Registrant and Andrew Feinberg.

10.30†* (42)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.

10.31*† (43)	Amendment to Employment Agreement dated April 11, 2018 between the Registrant and Andrew Feinberg.

10.32*† (44)	Employment Agreement dated April 11, 2018 between the Registrant and Jeff Ray.

10.34†* (45)	Non-Employee Director Compensation Policy, as amended and restated on April 11, 2018.

10.35†* (46)	Employment Agreement dated May 3, 2018 between the Registrant and Robert Noreck.

10.36* (47)	Second Amended and Restated Loan and Security Agreement dated December 14, 2018 between the Registrant and Silicon Valley Bank.

10.37* (48)	First Loan Modification Agreement dated March 29, 2019 between the Registrant and Silicon Valley Bank.

Exhibits

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**•	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2014.
(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 14, 2012.
(10)	Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018.
(11)	Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018.
(12)	Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2018.
(13)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(14)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.

(15)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(16)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(17)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(18)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(19)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(20)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2014.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.
(24)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(25)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(26)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(27)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2011.
(28)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.
(29)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.
(30)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(31)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(32)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.
(33)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014.
(34)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(35)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(36)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(37)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(38)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(39)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012.
(40)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on July 26, 2017.

(41)	Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on July 26, 2017.
(42)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 26, 2017.
(43)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018.
(44)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018.
(45)	Filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2018.
(46)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2018.
(47)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018.
(48)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 24, 2019.
*	Incorporated herein by reference.
**	Filed herewith.
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

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2020.

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

Name	Title	Date

/s/ Jeff Ray Jeff Ray	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2020

/s/ Robert Noreck Robert Noreck	Chief Financial Officer (Principal Financial Officer)	February 26, 2020

/s/ Deborah Besemer Deborah Besemer	Chairperson of the Board of Directors	February 26, 2020

/s/ Kristin Frank Kristin Frank	Director	February 26, 2020

/s/ Gary Haroian Gary Haroian	Director	February 26, 2020

/s/ Diane Hessan Diane Hessan	Director	February 26, 2020

/s/ Scott Kurnit Scott Kurnit	Director	February 26, 2020

/s/ Thomas E. Wheeler Thomas E. Wheeler	Director	February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Brightcove Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2018-11

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842), effective January 1, 2019.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue in 2018 as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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

Boston, Massachusetts

February 26, 2020

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$22,759	$29,306
Accounts receivable, net of allowance of $904 and $190 at December 31, 2019 and December 31, 2018, respectively	31,181	23,264
Prepaid expenses	5,171	4,866
Other current assets	6,713	7,070

Total current assets	65,824	64,506
Property and equipment, net	12,086	9,703
Operating lease right-of-use asset	16,912	—
Intangible assets, net	13,875	5,919
Goodwill	60,902	50,776
Other assets	3,268	2,452

Total assets	$172,867	$133,356

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,917	$7,712
Accrued expenses	20,925	13,982
Operating lease liability	6,174	—
Deferred revenue	49,260	39,846

Total current liabilities	86,276	61,540
Operating lease liability, net of current portion	11,701	—
Other liabilities	767	1,202

Total liabilities	98,744	62,742
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,042,787 and 36,752,469 shares issued at December 31, 2019 and 2018, respectively	39	37
Additional paid-in capital	276,365	251,122
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(785)	(952)
Accumulated deficit	(200,625)	(178,722)

Total stockholders’ equity	74,123	70,614

Total liabilities and stockholders’ equity	$172,867	$133,356

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$173,818	$150,941	$143,159
Professional services and other revenue	$10,637	13,892	12,754

Total revenue	184,455	164,833	155,913
Cost of revenue:
Cost of subscription and support revenue	67,064	53,311	50,664
Cost of professional services and other revenue	8,405	13,313	13,954

Total cost of revenue	75,469	66,624	64,618

Gross profit	108,986	98,209	91,295
Operating expenses:
Research and development	32,535	31,716	31,850
Sales and marketing	60,375	55,775	57,294
General and administrative	25,692	23,103	21,847
Merger-related	11,447	716	—

Total operating expenses	130,049	111,310	110,991

Loss from operations	(21,063)	(13,101)	(19,696)
Other (expense) income, net	(280)	(326)	547

Loss before income taxes	(21,343)	(13,427)	(19,149)
Provision for income taxes	560	601	370

Net loss	$(21,903)	$(14,028)	$(19,519)

Net loss per share — basic and diluted	$(0.58)	$(0.39)	$(0.57)

Weighted-average number of common shares used in computing net loss per share — basic and diluted	38,028	35,808	34,376

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(21,903)	$(14,028)	$(19,519)
Other comprehensive (loss) income:
Foreign currency translation adjustments	167	(143)	363

Comprehensive loss	$(21,736)	$(14,171)	$(19,156)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	36,752,469	34,933,408	34,143,148
Common stock issued upon acquisition	1,286,846	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,003,472	1,819,061	790,260

Balance, end of period	39,042,787	36,752,469	34,933,408

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$37	$35	$34
Common stock issued upon acquisition	1	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	2	1

Balance, end of period	$39	$37	$35

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$251,122	$238,700	$230,788
Common stock issued upon acquisition	12,248	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	3,413	5,585	251
Stock-based compensation expense	9,582	6,837	7,464
Impact of adoption of ASU 2016-09 as of January 1, 2017	—	—	197

Balance, end of period	$276,365	$251,122	$238,700

Accumulated deficit
Balance, beginning of period	$(178,722)	$(170,299)	$(150,583)
Net loss	(21,903)	(14,028)	(19,519)
Impact of adoption of ASU 2014-09 as of January 1, 2018	—	5,605	(197)

Balance, end of period	$(200,625)	$(178,722)	$(170,299)

Accumulated other comprehensive loss
Balance, beginning of period	$(952)	$(809)	$(1,172)
Foreign currency translation adjustment	167	(143)	363

Balance, end of period	$(785)	$(952)	$(809)

Total stockholders’ equity	$74,123	$70,614	$66,756

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net loss	$(21,903)	$(14,028)	$(19,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,422	6,796	7,257
Stock-based compensation	9,259	6,649	7,243
Provision for reserves on accounts receivable	1,137	199	203
Loss on disposal of equipment	—	—	—
Changes in assets and liabilities:
Accounts receivable	(5,537)	2,791	(3,811)
Prepaid expenses and other current assets	1,213	294	(1,484)
Other assets	(758)	(418)	94
Accounts payable	1,682	1,197	1,758
Accrued expenses	6,749	326	(2,930)
Operating leases	(302)	—	—
Deferred revenue	2,746	(1,256)	4,748

Net cash provided by (used in) operating activities	2,708	2,550	(6,441)
Investing activities
Cash paid for acquisition, net of cash acquired	(5,339)	—	—
Purchases of property and equipment, net of returns (Note 2)	(1,047)	(1,538)	(1,102)
Capitalized internal-use software costs	(6,232)	(2,993)	(3,010)

Net cash used in investing activities	(12,618)	(4,531)	(4,112)
Financing activities
Proceeds from exercise of stock options	3,473	5,757	520
Other financing activities	(296)	(507)	(1,064)

Net cash provided by (used in) financing activities	3,177	5,250	(544)
Effect of exchange rate changes on cash and cash equivalents	186	(95)	416

Net (decrease) increase in cash and cash equivalents	(6,547)	3,174	(10,681)
Cash and cash equivalents at beginning of period	29,306	26,132	36,813

Cash and cash equivalents at end of period	$22,759	$29,306	$26,132

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$7,382	$—	$—

Cash paid for income taxes	$555	$384	$500

Cash paid for interest	$6	$8	$26

Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$322	$188	$221

Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$20	$—	$28

Fair value of shares issued for acquisition of a business	$12,250	$—	$—

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The Company adopted ASC 842 using the additional transition method introduced by ASU 2018-11 on January 1, 2019 and ASC 606 using the modified retrospective method on January 1, 2018.

Use of Estimates and Uncertainties

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and revenue reserves, contingent liabilities, intangible asset valuations, and the realizability of the Company’s deferred tax assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2019 or 2018.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of December 31, 2019 and 2018 consist of the following:

	December 31, 2019
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,718	$22,718	$22,718
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$22,759	$22,759	$22,759

	December 31, 2018
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$21,007	$21,007	$21,007
Money market funds	Demand	8,299	8,299	8,299

Total cash and cash equivalents		$29,306	$29,306	$29,306

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease liabilities and equipment financing, approximated their fair values at December 31, 2019 and 2018, due to the short-term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 6 for further discussion.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method. For further discussion of the Company’s accounting policies related to revenue, see Note 4.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2019	$190	$1,137	$(423)	$904
Year ended December 31, 2018	146	199	(155)	190
Year ended December 31, 2017	154	203	(211)	146

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

For the years ended December 31, 2019, 2018 and 2017, no individual customer accounted for more than 10% of total revenue. As of December 31, 2019 and 2018, no individual customer accounted for more than 10% of accounts receivable, net.

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

During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $6,574, $3,152 and $3,239, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $3,784, $2,962 and $1,867 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Property and equipment consists of the following:

	Estimated Useful Life (in Years)	December 31,
		2019	2018
Computer equipment	3	$14,807	$14,076
Software	3 - 6	27,882	21,208
Furniture and fixtures	5	2,965	2,929
Leasehold improvements	Shorter of lease term or the estimated useful life	1,821	1,665

		47,475	39,878
Less accumulated depreciation and amortization		35,389	30,175

		$12,086	$9,703

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2019, 2018 and 2017 was $5,217, $4,479 and $4,523, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment.

Right-of-Use Asset and Lease Liability

The Company accounts for its right-of-use assets and lease liabilities in accordance with ASC Topic 842, Leases, which was adopted on January 1, 2019 using the transition method introduced by ASU 2018-11. For further discussion of the Company’s accounting policies related to right-of-use assets and lease liabilities, see Note 7.

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

For the years ended December 31, 2019, 2018 and 2017, the Company has not identified any impairment of its long-lived assets.

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

For further discussion of the Company’s accounting policies related to business combinations, see Note 3.

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

The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2019 and 2018. The Company evaluates impairment by comparing the estimated fair value of its reporting unit to its carrying value. The Company estimates fair value primarily utilizing the market approach.

The Company adopted ASU 2017-04 during the year ended December 31, 2018. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. For the year ended December 31, 2019, the Company has not identified any impairment of its goodwill.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2019 and 2018.

Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Options outstanding	2,479	2,738	4,127
Restricted stock units outstanding	3,626	3,034	2,050

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2019 or 2018.

Stock-Based Compensation

At December 31, 2019, the Company had five stock-based compensation plans, which are more fully described in Note 8.

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

The weighted-average fair value of options granted during the years ended December 31, 2019, 2018 and 2017, was $4.49, $4.11 and $3.08 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.25%	2.88%	2.08%
Expected volatility	44%	43%	42%
Expected life (in years)	6.2	6.2	6.1
Expected dividend yield	—	—	—

For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For performance-based awards with service-based vesting conditions, the Company recognizes compensation expense based upon a review of the Company’s expected achievement against the specified targets. The Company recognized $2.9 million of stock-based compensation expense relating to performance-based awards for the year ended December 31, 2019.

As of December 31, 2019, there was $22,423 of total unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.15 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Cost of subscription and support revenue	$683	$481	$439
Cost of professional services and other revenue	289	242	251
Research and development	1,444	1,281	1,563
Sales and marketing	2,713	2,377	2,750
General and administrative	4,130	2,268	2,240

	$9,259	$6,649	$7,243

Upon the adoption of ASU 2016-09 on January 1, 2017, we have elected to recognize prospectively gross stock-based compensation expense with actual forfeitures recognized as they occur. Prior to the adoption of ASU 2016-09, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from estimates.

See Note 8 for a summary of the stock option and restricted stock activity under the Company’s stock-based compensation plans for the year ended December 31, 2019.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2,658, $2,657and $2,485 for the years ended December 31, 2019, 2018 and 2017, respectively.

Merger-related Costs

Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities. In 2019, merger-related costs incurred were primarily in connection with the entry into a definitive agreement in February 2019 to acquire the online video player related assets from Ooyala, Inc. and certain of its subsidiaries and costs related to the transition of Ooyala customers to the Company’s technology. The Company incurred merger-related costs of $11,447, $716 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

Recent Accounting Pronouncements and Standards

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. This guidance will be effective for the Company on January 1, 2020. The Company does not expect application of this guidance to have a material impact on its consolidated financial statements.

3. Business Combinations

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

The Ooyala Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of Ooyala have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Ooyala Acquisition, which are final as of December 31, 2019, and using assumptions that the Company’s management believes are reasonable given the information currently available.

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

During the year ended December 31, 2019, the Company incurred $3.4 million of costs incurred related to the closing of the Ooyala Acquisition.

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

The total purchase price for Ooyala has been allocated as follows:

Accounts receivable	$3,175
Other tangible assets	$811
Identifiable intangible assets	$9,636
Goodwill	$4,585
Deferred revenue	$(6,633)
Other liabilities	$(196)

Total estimated purchase price	$11,378

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on valuations:

	Amount	Useful Life
Customer relationships	$8,998	7
Developed technology	638	1

Total	$9,636

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital.

The estimated amortization expense for 2019 and for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2019	$1,443
2020	1,445
2021	1,286
2022	1,285
2023	1,285
2024 and thereafter	2,892

Total	$9,636

Pro Forma Financial Information (Unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ooyala, on a pro forma basis, as though the Company had acquired Ooyala at the beginning of the periods presented. The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition.

	Year Ended December 31,
	2019	2018
Total revenue	$192,070	$195,293
Net loss	(20,616)	(16,955)
Earnings per share — basic and diluted	(0.54)	(0.46)

Revenue and net loss attributable to the Ooyala Acquisition since the date of the acquisition was $17.9 million and $3.0 million, respectively, for the year ended December 31, 2019. Revenue comprised revenue recognized for customers that were acquired as part of the transaction, including customers who have since migrated onto the company’s technology. Net loss does not reflect any expenses for resources or vendors that were not acquired as part of the transaction but may have supported acquired customers.

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

The August Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the August Acquisition and using assumptions that the Company’s management believes are reasonable given the information currently available.

During the year ended December 31, 2019, the Company incurred $400 of merger-related costs related to the August Acquisition.

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

The total purchase price for the August Acquisition has been allocated as follows:

Cash	$981
Accounts receivable	$393
Other tangible assets	$210
Identifiable intangible assets	$1,525
Goodwill	$5,541
Accounts payable	$(177)
Deferred revenue	$(138)
Accrued expenses	$(322)
Deferred tax liability	$(333)

Total estimated purchase price	$7,680

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on the valuations:

	Amount	Useful Life
Developed technology	$232	4
Customer relationships	1,293	4

Total	$1,525

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

The changes in the carrying amount of goodwill for the year ended December 31, 2019 were as follows:

Balance as of January 1, 2019	$50,776
Goodwill from acquisitions	10,126

Balance as of December 31, 2019	$60,902

4. Revenue from Contracts with Customers

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

4)	Allocate the transaction price to performance obligations in the contract

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer. The transaction price is the total amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. The Company has elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (e.g. sales and use tax).

Disaggregation of Revenue

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2018	$23,264	$1,640	$39,846	$146	$39,992
Balance at December 31, 2019	31,181	1,871	49,260	299	49,559

Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $39.6 million. During the year ended December 31, 2019, the Company did not recognize revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $5.9 million and $5.9 million as of December 31, 2019 and December 31, 2018, respectively. Amortization expense recognized for costs to obtain a contract was $7.3 million and $7.2 million during the year ended December 31, 2019 and December 31, 2018, respectively.

Transaction Price Allocated to Future Performance Obligations

As of December 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $128.9 million, of which approximately $100.6 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2022.

5. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2019:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$16,154	$12,714	$3,440
Customer relationships	9	15,487	5,052	10,435
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$33,921	$20,046	$13,875

Finite-lived intangible assets consist of the following as of December 31, 2018:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$14,223	$11,082	$3,141
Customer relationships	11	6,257	3,479	2,778
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$22,760	$16,841	$5,919

The following table summarizes amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Cost of subscription and support revenue	$1,621	$1,651	$2,031
Research and development	—	—	11
Sales and marketing	1,584	666	692

	$3,205	$2,317	$2,734

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2020	$3,410
2021	2,994
2022	2,037
2023	1,793
2024	1,571
2025 and thereafter	2,070

Total	$13,875

The carrying amount of goodwill was $60,902 and 50,776 as of December 31, 2019 and 2018, respectively.

6. Fair Value Measurements

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

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input as of December 31, 2019 and 2018:

	December 31, 2019
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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2019 or 2018.

7. Right-of-Use Asset and Lease Liability

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

The Company’s rent expense was $7.9 million, $7.9 million and $6.6 million for the years ended 2019, 2018 and 2017, respectively.

The Company entered into three operating lease agreements in the current year, resulting in the recording of an initial liability and corresponding right-of-use asset of $3.5 million.

The weighted-average remaining non-cancelable lease term for our operating leases was three years at December 31, 2019. The weighted-average discount rate was 4.3% at December 31, 2019.

The Company’s operating leases expire at various dates through 2025. The following shows the undiscounted cash flows for the remaining years under operating leases at December 31, 2019:

Year Ending December 31,	Operating Lease Commitments
2020	$6,786
2021	6,186
2022	2,840
2023	1,644
2024	1,525
2025 and thereafter	210

Total operating lease commitments	19,191
Less imputed interest	(1,316)

Total lease liabilities	$17,875

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2019, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

8. Stockholders’ Equity

Common Stock

Common stockholders are entitled to one vote per share. Holders of common stock are entitled to receive dividends, when and if declared by the Board.

Treasury Stock

The Company has recorded 135,000 shares as treasury stock as of December 31, 2019 and 2018.

Equity Incentive Plans

At December 31, 2019, the Company had five stock-based compensation plans, the Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan), the 2012 Stock Incentive Plan (the 2012 Plan), the Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan), the Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan), and the 2018 Inducement Plan (the 2018 plan). The 2004 Plan and the 2012 Plan provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors. In conjunction with the effectiveness of the 2012 Plan, the Board voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

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

During 2019 and 2018, the Company granted an aggregate of 641,000 and 1,169,000 restricted stock units, respectively, to certain key executives, which contain both performance-based and service-based vesting conditions. The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time. The Company determined that a portion of the performance-based restricted stock units are probable of vesting in the first quarter of 2020. As such, the Company recognized $2.9 million of stock-based compensation expense relating to performance-based awards for the year ended December 31, 2019.

The following is a summary of the stock option activity for all stock option plans during the year ended December 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	2,737,655	$8.57
Granted	770,038	9.89
Exercised	(466,110)	7.45		$1,286
Cancelled	(562,160)	9.57

Outstanding at December 31, 2019	2,479,423	$8.96	7.24	$1,558

Exercisable at December 31, 2019	1,117,747	$8.32	5.37	$1,291

(1)

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2019 of $8.69 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The aggregate intrinsic value for options exercised during the years ended December 31, 2018 and 2017 was $4,897 and $1,243, respectively.

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

The following table summarizes the RSU activity during the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2018	3,033,582	$8.07
Granted	2,032,072	10.59
Vested and issued	(537,362)	7.91
Cancelled	(901,928)	8.45

Unvested by December 31, 2019	3,626,364	$9.03

The aggregate fair value of vested and issued RSUs for the years ended December 31, 2019, 2018 and 2017 was $5.9 million, $5.5 million and $4.2 million, respectively.

Common Stock Reserved for Future Issuance

At December 31, 2019, the Company has reserved the following shares of common stock for future issuance:

December 31, 2019
Common stock options outstanding	2,479,423
Restricted stock unit awards outstanding	3,626,364
Shares available for issuance under all stock-based compensation plans	2,136,689

Total shares of authorized common stock reserved for future issuance	8,242,476

9. Income Taxes

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(23,388)	$(15,026)	$(20,528)
Foreign	2,045	1,599	1,379

Total	$(21,343)	$(13,427)	$(19,149)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current provision:
Federal	$—	$—	$—
State	18	19	21
Foreign	626	464	311

Total current	644	483	332

Deferred (benefit):
Federal	7	—	—
State	8	—	—
Foreign	(99)	118	38

Total deferred	(84)	118	38

Total provision	$560	$601	$370

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at statutory rates	(21.0)%	(21.0)%	(34.0)%
State income taxes	(4.2)	(5.5)	(4.1)
Change in tax rate	(0.1)	—	103.9
Permanent differences	5.0	7.0	7.1
Foreign rate differential	0.7	1.4	(0.7)
Research and development credits	(4.4)	(6.1)	(3.7)
Change in valuation allowance	26.8	29.2	(66.3)
Other, net	(0.2)	(0.5)	(0.3)

Effective tax rate	2.6%	4.5%	1.9%

The income tax effect of each type of temporary difference and carryforward as of December 31, 2019 and 2018 is as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$43,886	$41,440
Tax credit carry-forwards	11,602	10,327
Stock-based compensation	1,364	974
Fixed Assets	213	179
Account receivable reserves	420	136
Accrued compensation	1,026	910
Lease Liability	4,005	—
Capitalized start-up costs	46	92
Other temporary differences	1,479	325

Total deferred tax assets	64,041	54,383
Deferred tax liabilities:
Other deferred tax liabilities	(1,422)	(1,520)
ROU Asset	(3,951)	—
Intangible assets	(3,435)	(3,100)

Total deferred tax liabilities	(8,808)	(4,620)

Valuation allowance	(55,507)	(49,791)

Net deferred tax asset (liability)	$(274)	$(28)

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

The Company has provided a valuation allowance against substantially all of its remaining U.S. net deferred tax assets as of December 31, 2019 and all of its net deferred tax assets as of December 31, 2018, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The increase in the valuation allowance from 2018 to 2019 of $5.7 million principally relates to the current year taxable loss. The Company maintains net deferred tax liabilities for temporary differences related to its foreign subsidiaries.

As of December 31, 2019, the Company had federal net operating losses of approximately $185.6 million, of which $161.8 million are available to offset future taxable income, if any, through 2037 and $23.8 million which are available to offset future taxable income indefinitely. As of December 31, 2019, the Company had state net operating losses of approximately $84.1 million, of which $82.4 million are available to offset future taxable income, if any, through 2039 and $1.7 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $7.8 million and $4.8 million, respectively, which expire in various amounts through 2039. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from June 30, 2014, the date of the most recent completed study, through December 31, 2019. If a change in ownership were to have occurred during that period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.

On January 1, 2009, the Company adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2019 and 2018, the Company had no recorded liabilities for uncertain tax positions.

At December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2016 through 2019. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2014.

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

10. Debt

On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 14,

2021. The Company was in compliance with all covenants under the Line of Credit as of December 31, 2019 and there were no borrowings outstanding as of December 31, 2019.

11. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
Accrued payroll and related benefits	$7,195	$4,777
Accrued sales and other taxes	2,323	1,639
Accrued professional fees and outside contractors	3,638	1,253
Accrued content delivery	3,821	2,979
Accrued other liabilities	3,948	3,334

Total	$20,925	$13,982

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2019	2018	2017
Revenue:
North America	$97,309	$88,778	$91,358
Europe	31,587	27,754	24,425
Japan	22,150	21,960	16,881
Asia Pacific	32,391	25,766	22,539
Other	1,018	575	710

Total revenue	$184,455	$164,833	$155,913

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $90,515, $83,435 and $85,459 during the years ended December 31, 2019, 2018 and 2017, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and December 31, 2018, property and equipment at locations outside the U.S. was not material.

13. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2019, 2018 and 2017, the Company has made contributions to the plan of $392, $424 and $425, respectively.

14. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2019. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the three months ended:
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Revenue	$47,603	$47,434	$47,582	$41,836	$40,864	$41,121	$41,654	$41,194
Gross profit	28,803	29,120	25,973	25,090	24,387	24,803	25,036	23,983
Loss from operations	(6,870)	(2,358)	(7,082)	(4,753)	(2,527)	(3,141)	(5,017)	(2,416)
Net loss	(6,712)	(2,970)	(7,238)	(4,983)	(2,617)	(3,502)	(5,652)	(2,257)
Basic and diluted net loss per share	(0.17)	(0.08)	(0.19)	(0.14)	(0.07)	(0.10)	(0.16)	(0.06)

15. Restructuring

During the second quarter of 2019, the Company committed to an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result, certain headcount reductions were necessary. The Company incurred approximately $752 in restructuring charges during the second quarter of 2019. The restructuring charges reflect post-employment benefits and are reflected in the Condensed Consolidated Statements of Operations as follows: $186 – Cost of subscription and support revenue; $107 – Cost of professional services and other revenue; $421 – Sales and Marketing; and $38 – Research and Development. The Company has paid all amounts due relating to the restructuring and does not expect to incur any additional restructuring charges related to this action.