Form 10-Q
period 2020-03-31
BRIGHTCOVE INC
filed 2020-04-29
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020 there were 38,977,133 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of acquisitions; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Quarterly Report on Form 10-Q, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate acquired businesses, including the online video platform assets of Ooyala, Inc. and certain of its subsidiaries that we acquired during 2019;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, and the markets in which we and our partners and customers operate;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$32,089	$22,759
Accounts receivable, net of allowance of $693 and $904 at March 31, 2020 and December 31, 2019, respectively	27,334	31,181
Prepaid expenses	7,565	5,171
Other current assets	7,311	6,713

Total current assets	74,299	65,824
Property and equipment, net	13,383	12,086
Operating lease right-of-use asset	14,900	16,912
Intangible assets, net	12,903	13,875
Goodwill	60,902	60,902
Other assets	2,984	3,268

Total assets	$179,371	$172,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,428	$9,917
Accrued expenses	19,661	20,925
Operating lease liability	5,875	6,174
Deferred revenue	52,356	49,260

Total current liabilities	90,320	86,276
Operating lease liability, net of current portion	9,953	11,701
Debt	10,000	—
Other liabilities	538	767

Total liabilities	110,811	98,744
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,105,853 and 39,042,787 shares issued at March 31, 2020 and December 31, 2019, respectively	39	39
Additional paid-in capital	279,114	276,365
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,244)	(785)
Accumulated deficit	(208,478)	(200,625)

Total stockholders’ equity	68,560	74,123

Total liabilities and stockholders’ equity	$179,371	$172,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$44,658	$38,877
Professional services and other revenue	1,995	2,959

Total revenue	46,653	41,836
Cost of revenue:
Cost of subscription and support revenue	16,748	14,170
Cost of professional services and other revenue	1,894	2,576

Total cost of revenue	18,642	16,746

Gross profit	28,011	25,090
Operating expenses:
Research and development	8,853	7,394
Sales and marketing	14,174	14,256
General and administrative	6,532	5,261
Merger-related	5,509	2,932

Total operating expenses	35,068	29,843

Loss from operations	(7,057)	(4,753)
Other income (expense), net	(468)	(55)

Loss before income taxes	(7,525)	(4,808)
Provision for income taxes	328	175

Net loss	$(7,853)	$(4,983)

Net loss per share - basic and diluted	$(0.20)	$(0.14)

Weighted-average number of common shares used in computing net loss per share	38,981,140	36,677,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(7,853)	$(4,983)
Other comprehensive income:
Foreign currency translation adjustments	(459)	21

Comprehensive loss	$(8,312)	$(4,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	39,042,787	36,752,469
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	63,066	155,582

Balance, end of period	39,105,853	36,908,051

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$39	$37
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	—

Balance, end of period	$39	$37

Value of treasury stock
Balance, beginning of period	$(871)	$(871)

Balance, end of period	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$276,365	$251,122
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	36	625
Stock-based compensation expense	2,713	1,497

Balance, end of period	$279,114	$253,244

Accumulated deficit
Balance, beginning of period	$(200,625)	$(178,722)
Net loss	(7,853)	(4,983)

Balance, end of period	$(208,478)	$(183,705)

Accumulated other comprehensive loss
Balance, beginning of period	$(785)	$(952)
Foreign currency translation adjustment	(459)	21

Balance, end of period	$(1,244)	$(931)

Total stockholders’ equity	$68,560	$67,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(7,853)	$(4,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,408	1,713
Stock-based compensation	2,618	1,424
Provision for reserves on accounts receivable	275	70
Changes in assets and liabilities:
Accounts receivable	3,607	(2,033)
Prepaid expenses and other current assets	(1,843)	(803)
Other assets	195	92
Accounts payable	2,364	715
Accrued expenses	(2,264)	353
Operating leases	(34)	(68)
Deferred revenue	2,968	3,783

Net cash provided by operating activities	2,441	263
Investing activities
Purchases of property and equipment	(720)	(244)
Capitalized internal-use software costs	(1,973)	(946)

Net cash used in investing activities	(2,693)	(1,190)
Financing activities
Proceeds from exercise of stock options	36	625
Proceeds from debt	10,000	—
Other financing activities	(26)	(58)

Net cash provided by financing activities	10,010	567
Effect of exchange rate changes on cash and cash equivalents	(428)	2

Net increase (decrease) in cash and cash equivalents	9,330	(358)
Cash and cash equivalents at beginning of period	22,759	29,306

Cash and cash equivalents at end of period	$32,089	$28,948

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,824	$1,904

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to accounting for credit losses as described in Note 14, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

As described in Note 14, the Company implemented a significant accounting policy upon the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). As of March 31, 2020, other than the changes to the accounting for credit losses, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, have not changed.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2019	$31,181	$1,871	$49,260	$299	$49,559
Balance at March 31, 2020	27,334	1,909	52,356	162	52,518

Revenue recognized during the three months ended March 31, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $25.2 million. During the three months ended March 31, 2020, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $6.2 million as of March 31, 2020 and $5.9 million as of December 31, 2019. Amortization expense recognized during the three months ended March 31, 2020 and 2019 related to costs to obtain a contract was $1.6 million and $1.8 million, respectively.

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $125.5 million, of which approximately $100.5 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.

3. Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, trade accounts receivable and unbilled trade accounts receivable.

The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. Please see Note 14 for more detail on how the Company assesses credit risk for trade accounts receivable and unbilled trade accounts receivable under ASC 326.

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

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at March 31, 2020 or December 31, 2019. The increase in cash and cash equivalents is primarily the result of the Company’s borrowing $10.0 million under an existing line of credit, as described in Note 11.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Cash and cash equivalents as of March 31, 2020 consist of the following:

	March 31, 2020
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$32,048	$32,048	$32,048
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$32,089	$32,089	$32,089

Cash and cash equivalents as of December 31, 2019 consist of the following:

	December 31, 2019
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,718	$22,718	$22,718
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$22,759	$22,759	$22,759

6. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Options outstanding	2,487	2,479
Restricted stock units outstanding	3,726	3,626

7. Fair Value of Financial Instruments

The Company’s financial instruments carried at fair value were less than $0.1 million as of March 31, 2020 and December 31, 2019.

8. Stock-based Compensation

The weighted-average fair value of options granted during the three months ended March 31, 2020 and 2019 was $3.37 and $3.82 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31,
	2020	2019
Expected life in years	6.2	6.3
Risk-free interest rate	1.20%	2.55%
Volatility	44%	43%
Dividend yield	—	—

The Company recorded stock-based compensation expense of $2.6 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $21 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.10 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation:
Cost of subscription and support revenue	$190	$119
Cost of professional services and other revenue	80	84
Research and development	440	263
Sales and marketing	911	458
General and administrative	997	500

	$2,618	$1,424

The following is a summary of the stock option activity during the three months ended March 31, 2020.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	2,479,423	$8.96
Granted	56,000	7.60
Exercised	(4,804)	7.81		$5
Canceled	(43,467)	9.05

Outstanding at March 31, 2020	2,487,152	$8.93	7.08	$406

Exercisable at March 31, 2020	1,156,257	$8.30	5.26	$376

(1)

The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2020 of $6.97 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	3,626,364	$9.03
Granted	340,750	8.05
Vested and issued	(58,262)	7.81
Canceled	(182,439)	8.08

Unvested at March 31, 2020	3,726,413	$8.95

The aggregate fair value of vested and issued RSUs for the three months ended March 31, 2020 was $0.5 million.

9. Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of $328 and $175, respectively. The income tax expense relates principally to the Company’s foreign operations.

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of March 31, 2020 and December 31, 2019, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2020, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

11. Debt

On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2020.

In March 2020, the Company borrowed $10.0 million on the Line of Credit in anticipation of any operating cash needs in light of COVID-19. The effective interest rate for the amounts borrowed on the Line of Credit was 4% for the three months ended March 31, 2020. The Line of Credit matures in December 2021. The fair value of these borrowings, which are classified as Level 2, approximates their carrying value at March 31, 2020, as the instrument carries a variable rate of interest which reflects current market rates.

12. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2020	2019
Revenue:
North America	$24,999	$21,813
Europe	8,461	6,469
Japan	6,102	6,188
Asia Pacific	6,870	7,272
Other	221	94

Total revenue	$46,653	$41,836

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $22,970 and $20,406 during the three months ended March 31, 2020 and 2019, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, property and equipment at locations outside the U.S. was not material.

13. Recently Issued and Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. Effective January 1, 2019, the Company adopted ASC 326 using the transition method introduced by ASU 2016-13. The adoption of ASC 326 did not result in an adjustment to the estimated allowance as of December 31, 2019.

Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of March 31, 2020 the financial assets of the Company within the scope of the assessment comprised trade accounts receivable (“AR”) and unbilled trade accounts receivable. Unbilled trade accounts receivable (“UAR”) is reflected in Other Current Assets on the Company’s Condensed Consolidated Balance Sheets and was $1.9 million as of March 31, 2020 and December 31, 2019.

The Company uses the aging method to estimate its expected credit losses on AR and UAR. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then use to bifurcate the aging method into risk pools. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. In the absence of current economic conditions and/or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses. As of March 31, 2020 the Company estimates the life of its AR as 55-65 days. This estimate is based on the Company’s historical experience for days sales outstanding (“DSO”).

The information obtained from assessing historical experience, current economic conditions and reasonable and supportable forecasts were used to identify risk characteristics that can affect future credit loss experience. The historical analysis yielded one material risk factor, the geographical location of the customer. Specifically, historical experience showed that AR that was due from customers in the Asia Pacific region had experienced more credit losses than the other geographic areas listed in footnote 12. Europe and Japan had significantly less credit loss experience when compared to Asia Pacific while North America’s credit loss experience was commensurate with the proportion of total AR that North America’s AR comprised. There were no other significant risk characteristics identified in the review of historical experience.

The Company’s assessment of current economic conditions and reasonable and supportable forecasts included an assessment of customer industries affected by COVID-19. Based on available information, the Company identified the following customer industries as being significantly affected by COVID-19, in no particular order: restaurants, hospitality, tourism, sports, travel and consumer goods. The Company assessed the relevant and supportable information available and estimated and recorded approximately $0.2 million increase in the provision for credit losses due to COVID-19. The Company will continue to assess the COVID-19 risk to its AR for the duration of the pandemic.

The following details the changes in the Company’s reserve allowance for estimated credit losses for AR for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2019	$904
Current provision for credit losses	228
Write-offs against allowance	(439)
Recoveries	—
Balance as of March 31, 2020	$693

Estimated credit losses for UAR were not material.

Estimating credit losses based on risk characteristics requires significant judgment by the Company. Significant judgments include, but are not limited to: assessing current economic conditions and the extent to which they would be relevant to the existing characteristics of the company’s financial assets, the estimated life of financial assets, and the level of reliance on historical experience in light of economic conditions. The Company will have to continually review and update, when necessary, it’s historical risk characteristics that are meaningful to estimating credit losses, any new risk characteristics that arise in the natural course of business, and the estimated life of its financial assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, we had 621 employees and 3,498 customers, of which 2,293 used our premium offerings and 1,205 used our volume offerings. As of March 31, 2019, we had 496 employees and 3,696 customers, of which 2,227 used our premium offerings and 1,469 used our volume offerings.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $41.8 million in the three months ended March 31, 2019 to $46.7 million in the three months ended March 31, 2020, due to incremental revenue from the Ooyala acquisition. Our consolidated net loss was $7.9 million and $5 million for the three months ended March 31, 2020 and 2019, respectively. Included in the consolidated net loss for the three months ended March 31, 2020 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.5 million, $2.6 million, and $972,000, respectively. Included in consolidated net loss for the three months ended March 31, 2019 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $2.9 million, $1.4 million, and $416,000, respectively.

For the three months ended March 31, 2020 and 2019, our revenue derived from customers located outside North America was 46% and 48%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

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

As of March 31, 2020, we had 3,498 customers, of which 2,293 used our premium offerings and 1,205 used our volume offerings. As of March 31, 2019, we had 3,696 customers, of which 2,227 used our premium offerings and 1,469 used our volume offerings. Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2020 and beyond as we continue to focus on the market for our premium solutions.

•

Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the three months ended March 31, 2020 and 2019, the recurring dollar retention rate was 88% and 95%, respectively.

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

•

Backlog. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of March 31, 2020, the total backlog for subscription and support contracts was approximately $125.5 million, of which approximately $100.5 million is expected to be recognized over the next 12 months. As of March 31, 2019, the total backlog for subscription and support contracts was approximately $107.7 million, of which approximately $92.1 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2020	2019
Customers (at period end)
Premium	2,293	2,227
Volume	1,205	1,469

Total customers (at period end)	3,498	3,696

Recurring dollar retention rate	88%	95%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$84.6	$77.8
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.5	$4.6
Total backlog, excluding professional services engagements (in millions)	$125.5	$107.7
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$100.5	$92.1

Recent Global Events and Company Impact

While the implications of the COVID-19 pandemic remain uncertain, we plan to continue to make investments to support business growth. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our product offerings within existing customers, develop new products and applications to extend the functionality of our products and provide a high level of customer service. We expect to invest in sales and marketing to support customer growth. We also expect to invest in research and development as we continue to introduce new products and applications to extend the functionality of our products. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We expect to use our cash flow from operations and, if necessary, our credit facility to fund operations.

See the section titled “Risk Factors” included under Part II, Item 1A below for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

We expect the level of activity associated with our revenues described above to decline during the second quarter of 2020 due to the contraction of our customers’ business as a result of the COVID-19 pandemic, especially as it relates to customers in significantly impacted industries. We have utilized our judgment in our estimates regarding customer engagement and cannot currently predict with confidence the full extent of the impact of COVID-19 on our revenue base.

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

Cost of revenue increased in absolute dollars from the first three months of 2019 to the first three months of 2020. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Income (Expense), net

Other income (expense) consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

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

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2020 and 2019, we recorded $2.6 million and $1.4 million, respectively, of stock-based compensation expense.

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

We consider the assumptions and estimates associated with revenue recognition, income taxes, business combinations, intangible assets and goodwill to be our critical accounting policies and estimates.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission on February 27, 2020.

Results of Operations

As described above in “—Recent Global Events and Company Impact”, the ultimate extent of the impact of any epidemic, pandemic, outbreak or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of the current COVID-19 pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected; however we expect the COVID-19 pandemic to impact our operations in several ways. Our discussion of these risks is detailed in the section titled “Risk Factors” included under Part II, Item 1A below.

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$44,658	$38,877
Professional services and other revenue	1,995	2,959

Total revenue	46,653	41,836
Cost of revenue:
Cost of subscription and support revenue	16,748	14,170
Cost of professional services and other revenue	1,894	2,576

Total cost of revenue	18,642	16,746

Gross profit	28,011	25,090
Operating expenses:
Research and development	8,853	7,394
Sales and marketing	14,174	14,256
General and administrative	6,532	5,261
Merger-related	5,509	2,932

Total operating expenses	35,068	29,843

Loss from operations	(7,057)	(4,753)
Other income (expense), net	(468)	(55)

Loss before income taxes	(7,525)	(4,808)
Provision for income taxes	328	175

Net loss	$(7,853)	$(4,983)

Net loss per share - basic and diluted	$(0.20)	$(0.14)

Weighted-average number of common shares used in computing net loss per share	38,981,140	36,677,046

Overview of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Total revenue increased by 12%, or $4.8 million, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase in subscription and support revenue of 15%, or $5.8 million, due to the acquired Ooyala customers. Substantially all of the revenue from the Ooyala acquisition is subscription and support revenue. This increase was offset by a decrease in professional services and other revenue of 33% or $964,000. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $4.9 million, or 12%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in revenue from premium customers was also due to the Ooyala acquisition. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.9 million, or 12%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $7.1 million in the three months ended March 31, 2020 compared to $4.8 million in the three months ended March 31, 2019. This is primarily due to an increase in merger-related expenses of $2.6 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and incremental operating costs related to acquisitions that were completed after March 31, 2019.

As of March 31, 2020, we had $32.1 million of unrestricted cash and cash equivalents, an increase of $9.3 million from $22.8 million at December 31, 2019, due primarily to $2.4 million of cash provided by operating activities and $10 million in proceeds from debt. These increases were offset by $2.0 million in capitalized internal-use software costs, and $720,000 in capital expenditures.

Revenue

	Three Months Ended March 31,
	2020		2019		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$45,787	98%	$40,882	98%	$4,905	12%
Volume	866	2	954	2	(88)	(9)

Total	$46,653	100%	$41,836	100%	$4,817	12%

During the three months ended March 31, 2020, revenue increased by $4.8 million, or 12%, compared to the three months ended March 31, 2019, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue driven by customers obtained as part of the Ooyala acquisition. The increase in premium revenue of $4.9 million, or 12%, is primarily the result of a 3% increase in the number of premium customers. Premium customers increased from 2,227 at March 31, 2019 to 2,293 at March 31, 2020. In the three months ended March 31, 2020, volume revenue decreased by $88,000, or 9%, compared to the three months ended March 31, 2019, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2020		2019		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$44,658	96%	$38,877	93%	$5,781	15%
Professional services and other	1,995	4	2,959	7	(964)	(33)

Total	$46,653	100%	$41,836	100%	$4,817	12%

During the three months ended March 31, 2020, subscription and support revenue increased by $5.8 million, or 15%, compared to the three months ended March 31, 2019. The increase was primarily related to the 3% increase in the number of premium customers. Premium customers increased from 2,227 at March 31, 2019 to 2,293 at March 31, 2020 and the average annual subscription revenue per premium customer during the three months ended March 31, 2020 increased 9% compared the three months ended March 31, 2019 due to customers obtained as part of the Ooyala acquisition. In addition, professional services and other revenue decreased by $964,000 million, or 33%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2020		2019		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$24,999	54%	$21,813	52%	$3,186	15%

Europe	8,461	18	6,469	15	1,992	31
Japan	6,102	13	6,188	16	(86)	(1)
Asia Pacific	6,870	15	7,272	17	(402)	(6)
Other	221	—	94	—	127	135

International subtotal	21,654	46	20,023	48	1,631	8

Total	$46,653	100%	$41,836	100%	$4,817	12%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended March 31, 2020, total revenue for North America increased $3.2 million, or 15%, compared to the three months ended March 31, 2019, due to the Ooyala acquisition. In the three months ended March 31, 2020, total revenue outside of North America increased $1.6 million, or 8%, compared to the three months ended March 31, 2019. The increase in revenue from international regions is primarily related to increases in revenue in Europe.

Cost of Revenue

	Three Months Ended March 31,
	2020		2019		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,748	38%	$14,170	36%	$2,578	18%
Professional services and other	1,894	95	2,576	87	(682)	(26)

Total	$18,642	40%	$16,746	40%	$1,896	11%

In the three months ended March 31, 2020, cost of subscription and support revenue increased $2.6 million, or 18%, compared to the three months ended March 31, 2019. The increase resulted primarily from incremental costs from the acquisition of Ooyala.

In the three months ended March 31, 2020, cost of professional services and other revenue decreased $682,000 million, or 26%, compared to the three months ended March 31, 2019. This decrease corresponds to decreases in contractor and employee-related expenses of $399,000 and $285,000, respectively, due to lower levels of implementation and professional services.

Gross Profit

	Three Months Ended March 31,
	2020		2019		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$27,910	62%	$24,707	64%	$3,203	13%
Professional services and other	101	5	383	13	(282)	(74)%

Total	$28,011	60%	$25,090	60%	$2,921	12%

The overall gross profit percentage was 60% for the three months ended March 31, 2020 and 2019. Subscription and support gross profit increased $3.2 million, or 13%, compared to the three months ended March 31, 2019. The increase in gross profit dollars for subscription and support revenue was due to the Ooyala acquisition.

Operating Expenses

	Three Months Ended March 31,
	2020		2019		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,853	19%	$7,394	18%	$1,459	20%
Sales and marketing	14,174	30	14,256	34	(82)	(1)
General and administrative	6,532	14	5,261	13	1,271	24
Merger-related	5,509	12	2,932	7	2,577	88

Total	$35,068	75%	$29,843	71%	$5,225	18%

Research and Development. In the three months ended March 31, 2020, research and development expense increased by $1.5, or 20%, compared to the three months ended March 31, 2019 primarily due to an increase in employee-related expense of $879,000 and to a lesser extent, various other expenses that, in the aggregate, increased approximately $580,000. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.

Sales and Marketing. In the three months ended March 31, 2020, sales and marketing expense decreased by $82,000, or 1%, compared to the three months ended March 31, 2019. We expect that our sales and marketing expense will decrease in absolute dollars for the first half of 2020 as compared to the prior period as our annual customer conference, which is normally held in May, will be held virtually in May 2020 due to COVID-19 as we will not be incurring travel and location costs.

General and Administrative. In the three months ended March 31, 2020, general and administrative expense increased by $1.3 million, or 24%, compared to the three months ended March 31, 2019 primarily due to increases in employee-related, stock-based compensation, and bad debt expenses of $458,000, $498,000, $205,000 respectively. The remaining increase was spread over various other general and administrative expenses. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. In the three months ended March 31, 2020, merger-related expenses increased by $2.6 million primarily due to costs incurred in connection with general merger and related activities.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2020 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At March 31, 2020 and December 31, 2019, we had $13.8 million and $14.0 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2020	2019
	(in thousands)
Cash flows provided by operating activities	2,441	263
Cash flows used in investing activities	(2,693)	(1,190)
Cash flows provided by financing activities	10,010	567

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

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the three months ended March 31, 2020 was $2.4 million. The cash flow provided by operating activities primarily resulted from net non-cash charges of $5.3 million and changes in our operating assets and liabilities of $5.0 million, partially offset by net losses of $7.9 million. Net non-cash expenses consisted of $2.4 million for depreciation and amortization, $2.6 million for stock-based compensation, and $275,000 for provision for reserves on accounts receivable. Cash provided from changes in our operating assets and liabilities consisted primarily of increases in deferred revenue of $3.0 million and decreases in accounts receivable of $3.6 million. These inflows were offset by increases in prepaid expenses and other current assets of $1.8 million, respectively.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2020 was $2.7 million, consisting primarily of $2.0 million for the capitalization of internal-use software costs and $720,000 in capital expenditures to support the business.

Cash flows provided by financing activities.

Cash provided by financing activities for the three months ended March 31, 2020 was $10.0 million, consisting of proceeds from debt.

Credit facility availability.

On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender, or the “Loan Agreement”, providing for up to a $30.0 million asset based line of credit, or the “Line of Credit”. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, we must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of March 31, 2020.

We assessed the effect we believe COVID-19 might have on our liquidity and believe that our existing cash and cash equivalents and the capital available under our credit facility will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months. On March 25, 2020, we borrowed $10.0 million on our line of credit in anticipation of any operating cash needs in light of COVID-19. As of the date of this Quarterly Report on Form 10-Q we have not had to use any of the borrowings to fund operations. The effective interest rate for the amounts borrowed on the Line of Credit was 4% for the three months ended March 31, 2020. The Line of Credit matures in December 2021.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2020 and December 31, 2019.

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

Our contractual obligations as of December 31, 2019 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We believe our existing cash and cash equivalents and credit factility will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all. Market volatility resulting from the COVID-19 coronavirus pandemic or other factors could also adversely impact our ability to access capital as and when needed.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues generated in locations outside the United States	51%	52%
Revenues in currencies other than the United States dollar (1)	31%	33%
Expenses in currencies other than the United States dollar (1)	16%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	6%	1%
British pound	6	6	7	6
Japanese Yen	13	2	15	5
Other	4	7	5	4

Total	31%	16%	33%	16%

As of March 31, 2020 and December 31, 2019, we had $7.6 million and $7.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at March 31, 2020, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2020, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.4 million, decreased expenses by $886,000 and decreased operating income by $561,000. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2020.

Interest rate risk

We had cash and cash equivalents totaling $32.1 million at March 31, 2020. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. Our effective interest rate on our Line of Credit was 4% and incurred approximately $8,000 in interest expense for the three months ended March 31, 2020. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2019, under the heading “Part I — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

As a result of the COVID-19 pandemic, we have temporarily closed our global offices, including our corporate headquarters, and all employees globally are required to work remotely until further notice. We have also suspended all company-related travel. We have shifted our partner events to virtual-only experiences, and have cancelled other customer and industry events. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes have disrupted or may disrupt the way we operate our business.

Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of spending on software products and could adversely affect our customers’ ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on the productivity of our employees and partners, or a continued substantial impact on the ability of our employees to execute responsibilities, or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2019, under the heading “Part I — Item 1A. Risk Factors”.

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

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the rates at which our customers renew;

•	the amount of revenue generated from our customers’ use of our products or services in excess of their committed contractual entitlements;

•	the timing and amount of costs of new and existing sales and marketing efforts;

•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	impacts on the national and global economies due to natural disasters, acts of terrorism, or public health emergencies, such as the COVID-19 pandemic;

•	system or service failures, security breaches or network downtime.

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

These facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, security breaches, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, global health emergencies such as the COVID-19 pandemic, and similar events. For example, on September 18, 2014, we suffered a service disruption resulting from a distributed denial-of-service attack at third-party data center facilities used by us. By September 20, 2014, we had restored the services impacted by the attack. We contacted federal law enforcement authorities regarding the denial-of-service attack and cooperated with them. We also conducted an assessment of our internet service providers and data center providers, potential future vulnerability to malicious activity, and the sufficiency of our infrastructure to withstand and recover rapidly from such attacks. While this matter did not have a material adverse effect on our operating results, there can be no assurance that such incidents will not occur again, and they could occur more frequently and on a more significant scale. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Fluctuations in the exchange rate of foreign currencies could result in currency translation losses.

We currently have foreign sales denominated in Australian dollars, British pound sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pound sterling, Euros, Japanese yen and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events, such as the COVID-19 pandemic, have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

Our stock price has been volatile and is likely to be volatile in the future.

The market price of our common stock has been and is likely to be highly volatile and could be subject to significant fluctuations in response to, among other things, the risk factors described in this report and other factors beyond our control. Market prices for securities of early stage companies have historically been particularly volatile. Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us or relevant for our business;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar or relevant companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as the issuance of securities or the incurrence of debt;

•	announcements by us or by our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries, or both;

•	market volatility resulting from the COVID-19 pandemic;

•	litigation;

•	additions or departures of key personnel;

•	investors’ general perceptions; and

•	changes in general economic, industry or market conditions.

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

If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition, including impacting the timing of revenue recognition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty, such as the economic instability and market volatility caused by the global COVID-19 pandemic, could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

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

BRIGHTCOVE INC.
(Registrant)

Date: April 29, 2020	By:	/s/ Jeff Ray

Jeff Ray
Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2020	By:	/s/ Robert Noreck

Robert Noreck
Chief Financial Officer (Principal Financial Officer)