Form 10-Q
period 2020-06-30
BRIGHTCOVE INC
filed 2020-07-24
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).

Yes
☐
    No  ☒
As of July
20
, 2020 there were 39,414,408 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
10-Q
may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate acquired businesses, including the online video platform assets of Ooyala, Inc. and certain of its subsidiaries that we acquired during 2019;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, and the markets in which we and our partners and customers operate;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Brightcove Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,753	$22,759
Accounts receivable, net of allowance of $651 and $904 at June 30, 2020 and December 31, 2019, respectively	26,794	31,181
Prepaid expenses	8,986	5,171
Other current assets	8,340	6,713

Total current assets	71,873	65,824
Property and equipment, net	14,726	12,086
Operating lease right-of-use asset	13,340	16,912
Intangible assets, net	12,090	13,875
Goodwill	60,902	60,902
Other assets	3,524	3,268

Total assets	$176,455	$172,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,283	$9,917
Accrued expenses	20,556	20,925
Operating lease liability	5,687	6,174
Deferred revenue	54,647	49,260

Total current liabilities	92,173	86,276
Operating lease liability, net of current portion	8,618	11,701
Debt	5,000	—
Other liabilities	1,100	767

Total liabilities	106,891	98,744
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,543,991 and 39,042,787 shares issued at June 30, 2020 and December 31, 2019, respectively	39	39
Additional paid-in capital	281,255	276,365
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,086)	(785)
Accumulated deficit	(209,773)	(200,625)

Total stockholders’ equity	69,564	74,123

Total liabilities and stockholders’ equity	$176,455	$172,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$45,617	$44,891	$90,275	$83,768
Professional services and other revenue	2,309	2,691	$4,304	5,650

Total revenue	47,926	47,582	94,579	89,418
Cost of revenue:
Cost of subscription and support revenue	17,807	19,381	34,555	33,551
Cost of professional services and other revenue	2,092	2,228	3,986	4,804

Total cost of revenue	19,899	21,609	38,541	38,355

Gross profit	28,027	25,973	56,038	51,063
Operating expenses:
Research and development	9,131	7,629	17,984	15,023
Sales and marketing	13,383	16,827	27,557	31,083
General and administrative	6,407	5,979	12,939	11,240
Merger-related	259	2,620	5,768	5,552

Total operating expenses	29,180	33,055	64,248	62,898

Loss from operations	(1,153)	(7,082)	(8,210)	(11,835)
Other (expense) income, net	(27)	19	(495)	(36)

Loss before income taxes	(1,180)	(7,063)	(8,705)	(11,871)
Provision for income taxes	115	175	443	350

Net loss	$(1,295)	$(7,238)	$(9,148)	$(12,221)

Net loss per share - basic and diluted	$(0.03)	$(0.19)	$(0.23)	$(0.33)

Weighted-average number of common shares used in computing net loss per share	39,291,649	37,966,207	39,136,394	37,322,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(1,295)	$(7,238)	$(9,148)	$(12,221)
Other comprehensive income:
Foreign currency translation adjustments	158	39	(301)	60

Comprehensive loss	$(1,137)	$(7,199)	$(9,449)	$(12,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	39,105,853	36,908,051	39,042,787	36,752,469
Common stock issued upon acquisition	—	1,056,763	—	1,056,763
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	438,138	255,029	501,204	410,611

Balance, end of period	39,543,991	38,219,843	39,543,991	38,219,843

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$39	$37	$39	$37
Common stock issued upon acquisition	—	1	—	1
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	—	—	—

Balance, end of period	$39	$38	$39	$38

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$279,114	$253,244	$276,365	$251,122
Common stock issued upon acquisition	—	8,865	—	8,865
Withholding tax on restricted stock units vesting	(396)	—	(396)	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	358	1,218	394	1,843
Stock-based compensation expense	2,179	1,438	4,892	2,935

Balance, end of period	$281,255	$264,765	$281,255	$264,765

Accumulated deficit
Balance, beginning of period	$(208,478)	$(183,705)	$(200,625)	$(178,722)
Net loss	(1,295)	(7,238)	(9,148)	(12,221)

Balance, end of period	$(209,773)	$(190,943)	$(209,773)	$(190,943)

Accumulated other comprehensive loss
Balance, beginning of period	$(1,244)	$(931)	$(785)	$(952)
Foreign currency translation adjustment	158	39	(301)	60

Balance, end of period	$(1,086)	$(892)	$(1,086)	$(892)

Total stockholders’ equity	$69,564	$72,097	$69,564	$72,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(9,148)	$(12,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,357	3,934
Stock-based compensation	4,716	2,783
Provision for reserves on accounts receivable	401	253
Changes in assets and liabilities:
Accounts receivable	4,055	(7,688)
Prepaid expenses and other current assets	(5,357)	(1,892)
Other assets	(300)	(435)
Accounts payable	2,038	58
Accrued expenses	(577)	7,924
Operating leases	3	(162)
Deferred revenue	5,112	3,565

Net cash provided by (used in) operating activities	5,300	(3,881)
Investing activities
Purchases of property and equipment	(1,197)	(401)
Cash paid for acquisition, net of cash acquired	—	(3,300)
Capitalized internal-use software costs	(3,839)	(2,372)

Net cash used in investing activities	(5,036)	(6,073)
Financing activities
Proceeds from exercise of stock options	394	1,843
Proceeds from debt	10,000	—
Debt paydown	(5,000)	—
Other financing activities	(429)	(117)

Net cash provided by financing activities	4,965	1,726
Effect of exchange rate changes on cash and cash equivalents	(235)	131

Net increase (decrease) in cash and cash equivalents	4,994	(8,097)
Cash and cash equivalents at beginning of period	22,759	29,306

Cash and cash equivalents at end of period	$27,753	$21,209

Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$—	$8,866
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$3,561	$3,718

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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to accounting for credit losses as described in Note 13, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form
10-K
and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Report on Form
10-Q.
As described in Note 13, the Company implemented a significant accounting policy upon the adoption of Accounting Standards Update (“ASU”)
 2016-13,
 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
 (“ASC 326”). As of June 30, 2020, other than the changes to the accounting for credit losses, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form
 10-K
 for the year ended December 31, 2019, have not changed.
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
 and customization services.
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2019	$31,181	$1,871	$49,260	$299	$49,559
Balance at June 30, 2020	26,794	2,017	54,647	92	54,739

Revenue recognized during the three and six months ended June 30, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $13.7 million and $38.9 million, respectively. During the three and six months ended June 30, 2020, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.
The assets recognized for costs to obtain a contract were $7.4 million as of June 30, 2020 and $5.9 million as of December 31, 2019. Amortization expense recognized during the three and six months ended June 30, 2020 related to costs to obtain a contract was $1.8 million and $3.4 million, respectively. Amortization expense recognized during the three and six months ended June 30, 2019 related to costs to obtain a contract was $1.8 million and $3.7 million, respecti
v
ely.
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $136.9 million, of which approximately $108.8 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.
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
Please
see
Note 13 for more detail on how the Company assesses credit risk for trade accounts receivable and unbilled trade accounts receivable under ASC 326.
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
5. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates
 such determination at each balance sheet date. The Company did not have any short-term or long-term investments at June 30, 2020 or December 31, 2019. The increase in cash and cash equivalents is primarily the result of the Company’s borrowing
, net of repayment
s
,
$5.0 million under an existing line of credit, as described in Note 11.
Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
Cash and cash equivalents as of June 30, 2020 consist of the following:

	June 30, 2020
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$27,712	$27,712	$27,712
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$27,753	$27,753	$27,753

Cash and cash equivalents as of December 31, 2019 consist of the following:

	December 31, 2019
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,718	$22,718	$22,718
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$22,759	$22,759	$22,759

6. Net Loss per Share
The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options outstanding	2,372	2,624	2,372	2,624
Restricted stock units outstanding	3,580	3,187	3,580	3,187
7. Fair Value of Financial Instruments
The Company’s financial instruments carried at fair value were less than $0.1 million as of June 30, 2020 and December 31, 2019
.
8. Stock-based Compensation
The weighted-average fair value of options granted during the three months ended June 30, 2020 and 2019 was $3.76 and $4.53 per share, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2020 and 2019 was $3.48 and $4.36 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life in years	6.3	6.1	6.2	6.2
Risk-free interest rate	0.62%	2.38%	1.03%	2.42%
Volatility	48%	44%	46%	44%
Dividend yield	—	—	—	—
As of June 30, 2020, there was $20.7 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.08 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation:
Cost of subscription and support revenue	$123	$95	$313	$214
Cost of professional services and other revenue	90	68	170	152
Research and development	257	269	697	532
Sales and marketing	761	351	1,672	809
General and administrative	867	576	1,864	1,076

	$2,098	$1,359	$4,716	$2,783

1
1

The following is a summary of the stock option activity during the six months ended June 30, 2020.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	2,479,423	$8.96
Granted	79,920	7.76
Exercised	(61,096)	6.48		$108
Canceled	(126,007)	9.00

Outstanding at June 30, 2020	2,372,240	$8.99	6.81	$852

Exercisable at June 30, 2020	1,368,007	$8.70	5.67	$740

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2020 of $7.88 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
The following table summarizes the restricted stock unit activity during the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	3,626,364	$9.03
Granted	746,295	7.95
Vested and issued	(438,484)	8.92
Canceled	(353,932)	8.52

Unvested at June 30, 2020	3,580,243	$8.81

The aggregate fair value of vested and issued RSUs for the six months ended June 30, 2020 was $4.2 million.
9. Income Taxes
For the three months ended June 30, 2020 and 2019, the Company recorded income tax expense of $115 and $175, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $443 and $350, respectively. The income tax expense relates principally to the Company’s foreign operations.

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
The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of June 30, 2020 and December 31, 2019, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
10. Commitments and Contingencies
Legal Matters
The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.
1
2

Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2020, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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
11. Debt
On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
 operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of June 30, 2020.
In March 2020, the Company borrowed $10.0 million on the Line of Credit in anticipation of any operating cash needs in light of
 COVID-19.

In June 2020 the Company
re
paid $5.0 million on the Line of Credit
.

The effective interest rate for the amounts borrowed on the Line of Credit was
4
% for the six months ended June 30, 2020. The Line of Credit matures in
December 2021
. The fair value of these borrowings,
net of amounts paid,
which are classified as Level 2, approximates their carrying value at June 30, 2020 as the instrument carries a variable rate of interest which reflects current market rates.
12. Segment Information
Geographic Data
Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
North America	$26,039	$25,708	$51,038	$47,521
Europe	8,427	8,167	16,888	14,636
Japan	5,554	5,146	11,656	11,334
Asia Pacific	7,714	8,091	14,584	15,363
Other	192	470	413	564

Total revenue	$47,926	$47,582	$94,579	$89,418

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $23,992 and $23,966 during the three months ended June 30, 2020 and 2019, respectively. Revenue from customers
1
3

located in the United States was $46,962 and $44,372 during the six months ended June 30, 2020 and 2019, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and six months ended June 30, 2020 and 2019.
As of June 30, 2020 and December 31, 2019, property and equipment at locations outside the U.S. was not material.
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
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of June 30, 2020, the financial assets of the Company within the scope of the assessment comprised trade accounts receivable (“AR”) and unbilled trade accounts receivable. Unbilled trade accounts receivable (“UAR”) is reflected in Other Current Assets on the Company’s Condensed Consolidated Balance Sheets and was $2.0 million as of June 30, 2020 and December 31, 2019.
The Company uses the aging method to estimate its expected credit losses on AR and UAR. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the aging method into risk pools. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. In the absence of current economic conditions and/or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses. As of June 30, 2020, the Company estimates the life of its AR as
 5
0
-6
0
 days. This estimate is based on the Company’s historical experience for days sales outstanding (“DSO”).
The information obtained from assessing historical experience, current economic conditions and reasonable and supportable forecasts were used to identify risk characteristics that can affect future credit loss experience. The historical analysis yielded one material risk factor, the geographical location of the customer. Specifically, historical experience showed that AR that was due from customers in the Asia Pacific region had experienced more credit losses than the other geographic areas listed in
Note
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

The following details the changes in the Company’s reserve allowance for estimated credit losses for AR for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2019	$904
Current provision for credit losses	310
Write-offs against allowance	(563)
Recoveries	—
Balance as of June 30, 2020	$651

Estimated credit losses for UAR were not material.
1
4

Estimating credit losses based on risk characteristics requires significant judgment by the Company. Significant judgments include, but are not limited to: assessing current economic conditions and the extent to which they would be relevant to the existing characteristics of the company’s financial assets, the estimated life of financial assets, and the level of reliance on historical experience in light of economic conditions. The Company will have to continually review and update, when necessary, its historical risk characteristics that are meaningful to estimating credit losses, any new risk characteristics that arise in the natural course of business, and the estimated life of its financial assets.
14. Restructuring
During the first half of 2020, the Company committed to an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result, certain headcount reductions were necessary. The Company incurred approximately $1.1 million
and $1.3
 million
, respectively, in restructuring charges during the three and six months ended June 30, 2020. The restructuring charges reflect post-employment benefits and are reflected in the
Condensed Consolidated Statements of Operations
as follows: $1.1

million – Research and Development; $130
 thou
s
and
 -
 General and Administrative; $51

thousand– Cost of subscription and support:

and
$
23
thousand– Sales and Marketing. As of June 30, 2020 the Company had accrued

$
831

thousand related to this action, which is expected to be paid in the next three to four months.

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
As of June 30, 2020, we had 607 employees and 3,423 customers, of which 2,279 used our premium offerings and 1,144 used our volume offerings. As of June 30, 2019, we had 547 employees and 3,761 customers, of which 2,350 used our premium offerings and 1,411 used our volume offerings.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $89.4 million in the six months ended June 30, 2019 to $94.6 million in the six months ended June 30, 2020, primarily related to incremental revenue from the Ooyala acquisition that was completed on April 1, 2019 and, to a lesser extent, an increase in sales of our premium offerings to both new and existing customers. Our consolidated net loss was $9.1 million and $12.2 million for the six months ended June 30, 2020 and 2019, respectively. Included in the consolidated net loss for the six months ended June 30, 2020 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.8 million, $4.7 million, and $1.8 million, respectively. Included in consolidated net loss for the six months ended June 30, 2019 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $5.6 million, $2.8 million and $1.3 million, respectively.

For the six months ended June 30, 2020 and 2019, our revenue derived from customers located outside North America was 46% and 47%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•
Number of Customers
. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month
contracts and
pay-as-you-go
contracts), our SSAI customers, our Player customers, our OTT Flow customers, our Video Marketing Suite customers, our Enterprise Video Suite customers, our Brightcove Beacon customers and our Brightcove Campaign customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month
contracts and
pay-as-you-go
contracts.

As of June 30, 202
0, we had 3,423 customers, of which 2,279 used our premium offerings and 1,144 used our volume offerings. As of June 30, 2019, we had 3,761 customers, of which 2,350 used our premium offerings and 1,411 used our volume offerings. Our go-to-market

focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions and some customers acquired in the Ooyala acquisition deciding not to switch to our solution. V olume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2020 and beyond as we continue to focus on the market for our premium solutions.

•
Recurring Dollar Retention Rate
. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the six months ended June 30, 2020 and 2019, the recurring dollar retention rate was 84% and 90%, respectively.

•
Average Annual Subscription Revenue Per Premium Customer
. We define average annual subscription revenue per premium customer as the total subscription revenue from premium customers for an annual period, excluding professional services revenue, divided by the average number of premium customers for that period. We believe that this metric is important in understanding subscription revenue for our premium offerings in addition to the relative size of premium customer arrangements. As our Starter edition has a price point of $199 or $499 per month, we disclose the average annual subscription revenue per premium customer separately for Starter edition customers and all other premium customers.

•
Backlog
. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of June 30, 2020, the total backlog for subscription and support contracts was approximately $136.9 million, of which approximately $108.8 million is expected to be recognized over the next 12 months. As of June 30, 2019, the total backlog for subscription and support contracts was approximately $134.2 million, of which approximately $107.6 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2020	2019
Customers (at period end)
Premium	2,279	2,350
Volume	1,144	1,411

Total customers (at period end)	3,423	3,761

Recurring dollar retention rate	84%	90%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$86.4	$80.8
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.5	$4.5
Total backlog, excluding professional services engagements (in millions)	$136.9	$134.2
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$108.8	$107.6

COVID-19
Update
While the implications of
the COVID-19 pandemic
remain uncertain, we plan to continue to make investments to support business growth. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our product offerings within existing customers, develop new products and applications to extend the functionality of our products and provide a high level of customer service. We expect to invest in sales and marketing to support customer growth. We also expect to invest in research and development as we continue to introduce new products and applications to extend the functionality of our products. We intend to maintain a high level of customer service and support which we consider critical for our continued success. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We expect to use our cash flow from operations and, if necessary, our credit facility to fund operations.
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
Merger-related
. Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities.
Other (Expense) Income, net
Other (expense) income consists primarily of interest expense from our credit facility, interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.
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

Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2020 and 2019, we recorded $2.1 million and $1.4 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2020 and 2019, we recorded $4.7 million and $2.8 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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

Results of Operations
As described above in
“COVID-19
Update”, the ultimate extent of the impact of any epidemic, pandemic, outbreak or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of the current COVID-19 pandemic
or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected; however we expect the COVID-19 pandemic
to continue to impact our operations in several ways. Our discussion of these risks is detailed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
the year ended December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$45,617	$44,891	$90,275	$83,768
Professional services and other revenue	2,309	2,691	4,304	5,650

Total revenue	47,926	47,582	94,579	89,418
Cost of revenue:
Cost of subscription and support revenue	17,807	19,381	34,555	33,551
Cost of professional services and other revenue	2,092	2,228	3,986	4,804

Total cost of revenue	19,899	21,609	38,541	38,355

Gross profit	28,027	25,973	56,038	51,063
Operating expenses:
Research and development	9,131	7,629	17,984	15,023
Sales and marketing	13,383	16,827	27,557	31,083
General and administrative	6,407	5,979	12,939	11,240
Merger-related	259	2,620	5,768	5,552

Total operating expenses	29,180	33,055	64,248	62,898

Loss from operations	(1,153)	(7,082)	(8,210)	(11,835)
Other (expense) income, net	(27)	19	(495)	(36)

Loss before income taxes	(1,180)	(7,063)	(8,705)	(11,871)
Provision for income taxes	115	175	443	350

Net loss	$(1,295)	$(7,238)	$(9,148)	$(12,221)

Net loss per share - basic and diluted	$(0.03)	$(0.19)	$(0.23)	$(0.33)

Weighted-average number of common shares used in computing net loss per share	39,291,649	37,966,207	39,136,394	37,322,646

Overview of Results of Operations for the Three Months Ended June 30, 2020 and 2019
Total revenue increased by 1%, or $344,000, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to an increase in subscription and support revenue of 2%, or $726,000, primarily due to an increase in revenue from our premium offerings. This increase was offset by a decrease in professional services and other revenue of 14% or $382,000. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings increased by $314,000, or 1%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $2.1 million, or 8%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Loss from operations was $1.2 million in the three months ended June 30, 2020 compared to $7.1 million in the three months ended June 30, 2019. This is primarily due to a decrease in costs of revenue, sales and marketing, and merger related expenses in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
As of June 30, 2020, we had $27.8 million of unrestricted cash and cash equivalents, an increase of $5.0 million from $22.8 million at December 31, 2019, due primarily to $5.3 million of cash provided by operating activities and $5.0 million in net proceeds from debt. These increases were offset by $3.8 million in capitalized internal-use software
costs, and $1.2 million in capital expenditures.
Revenue

	Three Months Ended June 30,
	2020		2019		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$46,941	98%	$46,627	98%	$314	1%
Volume	985	2	955	2	30	3

Total	$47,926	100%	$47,582	100%	$344	1%

During the three months ended June 30, 2020, revenue increased by $344,000, or 1%, compared to the three months ended June 30, 2019, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue driven by an increase in revenue from our premium offerings. The increase in premium revenue of $314,000, or 1%, is primarily the result of a 4% increase in average annual subscription revenue per premium customer during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. In the three months ended June 30, 2020, volume revenue increased by $30,000, or 3%, compared to the three months ended June 30, 2019.

	Three Months Ended June 30,
	2020		2019		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$45,617	95%	$44,891	94%	$726	2%
Professional services and other	2,309	5	2,691	6	(382)	(14)

Total	$47,926	100%	$47,582	100%	$344	1%

During the three months ended June 30, 2020, subscription and support revenue increased by $726,000, or 2%, compared to the three months ended June 30, 2019. The increase was primarily related to a 4% increase in average annual subscription revenue per premium customer during the three months ended June 30, 2020 compared the three months ended June 30, 2019. In addition, professional services and other revenue decreased by $382,000, or 14%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2020		2019		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$26,039	54%	$25,708	54%	$331	1%
Europe	8,427	18	8,167	17	260	3
Japan	5,554	12	5,146	11	408	8
Asia Pacific	7,714	16	8,091	17	(377)	(5)
Other	192	—	470	1	(278)	(59)

International subtotal	21,887	46	21,874	46	13	0
Total	$47,926	100%	$47,582	100%	$344	1%

We designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During the three months ended June 30, 2020, total revenue for North America increased $331,000 million, or 1%, compared to the three months ended June 30, 2019. In the three months ended June 30, 2020, total revenue outside of North America did not change by a material amount compared to the three months ended June 30, 2019..
Cost of Revenue

	Three Months Ended June 30,
	2020		2019		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$17,807	39%	$19,381	43%	$(1,574)	(8)%
Professional services and other	2,092	91	2,228	83	(136)	(6)

Total	$19,899	42%	$21,609	45%	$(1,710)	(8)%

In the three months ended June 30, 2020, cost of subscription and support revenue decreased $1.6 million, or 8%, compared to the three months ended June 30, 2019. The decrease resulted primarily from the transition of acquired Ooyala customers to our technology. Specifically, there were decreases in network hosting services, employee-related expenses, partner commissions and contractor expenses of $2.0 million, $494,000, $110,000 and $107,000, respectively. These decreases were offset by increases in content delivery network, third-party software integrated with our service offering and maintenance expenses of $649,000, $635,000 and $118,000, respectively.
In the three months ended June 30, 2020, cost of professional services and other revenue decreased $136,000, or 6%, compared to the three months ended June 30, 2019. This decrease corresponds to a decrease in employee-related expenses of $325,000 offset by an increase in contractor expense of $236,000.

Gross Profit

	Three Months Ended June 30,
	2020		2019		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$27,810	61%	$25,510	57%	$2,300	9%
Professional services and other	217	9	463	17	(246)	(53)%

Total	$28,027	58%	$25,973	55%	$2,054	8%

The overall gross profit percentage was 58% and 55% for the three months ended June 30, 2020 and 2019, respectively. Subscription and support gross profit increased $2.3 million, or 9%, compared to the three months ended June 30, 2019. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.
Operating Expenses

	Three Months Ended June 30,
	2020		2019		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,131	19%	$7,629	16%	$1,502	20%
Sales and marketing	13,383	28	16,827	35	(3,444)	(20)
General and administrative	6,407	13	5,979	13	428	7
Merger-related	259	1	2,620	6	(2,361)	(90)

Total	$29,180	61%	$33,055	69%	$(3,875)	(12)%

Research and Development
.
 In the three months ended June 30, 2020, research and development expense increased by $1.5 million, or 20%, compared to the three months ended June 30, 2019 primarily due to increases in employee-related and contractor expenses of $1.2 million and $418,000, respectively. These increases were offset by a decrease in travel related expenses of $145,000. We expect our research and development expense as a percentage of revenue to decrease in the second half of 2020 as a result of restructuring activities taken in the first half of 2020.
Sales and Marketing
.
In the three months ended June 30, 2020, sales and marketing expense decreased by $3.4 million, or 20%, compared to the three months ended June 30, 2019 primarily because our annual customer conference, which is normally held in May, was held virtually in May 2020 due to COVID-19.
There were decreases in marketing programs, travel-related and employee-related expenses of $2.0 million, $1.4 million and $847,000, respectively. These decreases were offset by increases in stock-based compensation and contractor expenses of $410,000 and $224,000, respectively. We expect that our sales and marketing expense will increase as a percent of revenue and in absolute dollars along with our revenue as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.
General and Administrative
.
In the three months ended June 30, 2020, general and administrative expense increased by $428,000 compared to the three months ended June 30, 2019 primarily due to increases in stock-based compensation, employee-related and restructuring expenses of $292,000, $269,000, $125,000, respectively. These increases were offset by decreases in travel-related expenses and outside accounting and legal fees of $124,000 and $110,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
 In the three months ended June 30, 2020, merger-related expenses decreased by $2.4 million primarily due to costs incurred during the three months ended June 30, 2019 in connection with costs associated with the transition of acquired customers to our technology and general merger and related activities.

Overview of Results of Operations for the Six Months Ended June 30, 2020 and 2019
Total revenue increased by 6%, or $5.2 million, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to an increase in subscription and support revenue of 8%, or $6.5 million, primarily due to the acquired Ooyala customers and, to a lesser extent, due to an increase in revenue from our premium offerings. Substantially all of the revenue from the Ooyala acquisition is subscription and support revenue. This increase was offset by a decrease in professional services and other revenue of 24% or $1.3 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings grew by $5.2 million, or 6%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $5.0 million, or 10%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Loss from operations was $8.2 million in the six months ended June 30, 2020 compared to $11.8 million in the six months ended June 30, 2019. This is primarily due to a decrease in costs of revenue and sales and marketing expenses in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Revenue

	Six Months Ended June 30,
	2020		2019		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$92,728	98%	$87,508	98%	$5,220	6%
Volume	1,851	2	1,910	2	(59)	(3)

Total	$94,579	100%	$89,418	100%	$5,161	6%

During the six months ended June 30, 2020, revenue increased by $5.2 million, or 6%, compared to the six months ended June 30, 2019, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue driven by customers obtained as part of the Ooyala acquisition. The increase in premium revenue of $5.2 million, or 6%, is primarily the result of a 7% increase in average annual subscription revenue per premium customer during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. In the six months ended June 30, 2020, volume revenue decreased by $59,000, or 3%, compared to the six months ended June 30, 2019, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2020		2019		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$90,275	95%	$83,768	94%	$6,507	8%
Professional services and other	4,304	5	5,650	6	(1,346)	(24)

Total	$94,579	100%	$89,418	100%	$5,161	6%

During the six months ended June 30, 2020, subscription and support revenue increased by $6.5 million, or 8%, compared to the six months ended June 30, 2019. The increase was primarily related to the acquired Ooyala customers and a 7% increase in average annual subscription revenue per premium customer during the six months ended June 30, 2020 compared the six months ended June 30, 2019. In addition, professional services and other revenue decreased by $1.3 million, or 24%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2020		2019		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$51,038	54%	$47,521	53%	$3,517	7%

Europe	16,888	18	14,636	16	2,252	15
Japan	11,656	12	11,334	13	322	3
Asia Pacific	14,584	16	15,363	17	(779)	(5)
Other	413	—	564	1	(151)	(27)

International subtotal	43,541	46	41,897	47	1,644	4

Total	$94,579	100%	$89,418	100%	$5,161	6%

During the six months ended June 30, 2020, total revenue for North America increased $3.5 million, or 7%, compared to the six months ended June 30, 2019. In the six months ended June 30, 2020, total revenue outside of North America increased $1.6 million, or 4%, compared to the six months ended June 30, 2019. The increase in revenue from international regions is primarily related to increases in revenue in Japan and Europe.
Cost of Revenue

	Six Months Ended June 30,
	2020		2019		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$34,555	38%	$33,551	40%	$1,004	3%
Professional services and other	3,986	93	4,804	85	(818)	(17)

Total	$38,541	41%	$38,355	43%	$186	0%

In the six months ended June 30, 2020, cost of subscription and support revenue increased $1.0 million, or 3%, compared to the six months ended June 30, 2019. The increase resulted primarily from incremental costs from the acquisition of Ooyala.
In the six months ended June 30, 2020, cost of professional services and other revenue decreased $818,000, or 17%, compared to the six months ended June 30, 2019. This decrease corresponds to decreases in employee-related and contractor expenses of $611,000 and $163,000, respectively.
Gross Profit

	Six Months Ended June 30,
	2020		2019		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$55,720	62%	$50,217	60%	$5,503	11%
Professional services and other	318	7	846	15	(528)	(62)

Total	$56,038	59%	$51,063	57%	$4,975	10%

The overall gross profit percentage was 59% and 57% for the six months ended June 30, 2020 and 2019, respectively. Subscription and support gross profit increased $5.5 million, or 11%, compared to the six months ended June 30, 2019. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2020		2019		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$17,984	19%	$15,023	17%	$2,961	20%
Sales and marketing	27,557	29	31,083	35	(3,526)	(11)
General and administrative	12,939	14	11,240	13	1,699	15
Merger-related	5,768	6	5,552	6	216	4

Total	$64,248	68%	$62,898	70%	$1,350	2%

Research and Development
.
 In the six months ended June 30, 2020, research and development expense increased by $3.0, or 20%, compared to the six months ended June 30, 2019 primarily due to an increase in employee-related, contractor, rent, computer maintenance and support and stock-based compensation expense of $2.1 million, $352,000, $231,000, $200,000 and $165,000, respectively.
Sales and Marketing
.
In the six months ended June 30, 2020, sales and marketing expense decreased by $3.5 million, or 11%, compared to the six months ended June 30, 2019 primarily because our annual customer conference, which is normally held in May, was held virtually in May 2020 due to COVID-19.
There were decreases in marketing programs, travel-related and employee-related expenses of $2.1 million, $1.6 million and $1.2 million, respectively. These decreases were offset by increases in stock-based compensation, intangible amortization and computer maintenance and support of $863,000, $315,000 and $180,000, respectively.
General and Administrative
.
In the six months ended June 30, 2020, general and administrative increased by $1.7 million or 15%, compared to the six months ended June 30, 2019 primarily due to increases in stock-based compensation, employee-related, bad debt, restructuring and contractor expenses of $789,000, $727,000, $149,000, $124,000 and $119,000, respectively. These increases were offset by decreases in travel-related expenses and outside accounting and legal fees of $163,000 and $114,000, respectively.
Merger-Related
. In the six months ended June 30, 2020, merger-related expenses remained relatively unchanged, compared to the six months ended June 30, 2019.
Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at June 30, 2020 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At June 30, 2020 and December 31, 2019, we had $17.1 million and $14.0 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the
United States tax-free but could
still be subject to foreign withholding taxes.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2020	2019
	(in thousands)
Cash flows provided by (used in) operating activities	5,300	(3,881)
Cash flows used in investing activities	(5,036)	(6,073)
Cash flows provided by financing activities	4,965	1,726
Accounts receivable, net.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our billing activity, cash collections, and changes to our allowance for doubtful accounts. In many instances we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue.

Cash flows provided by (used in) operating activities.
Cash provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items
including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2020 was $5.3 million. The cash flow provided by operating activities primarily resulted from net non-cash
charges of $9.5 million and changes in our operating assets and liabilities of $5.0 million, partially offset by net losses of $9.2 million. Cash provided by operating activities increased compared to the same period in 2019 as a result of an improvement in days sales outstanding in trade accounts receivable, a decrease in net losses and an increase in accounts payable, offset by an increase in prepaids and other current assets.
Cash flows used in investing activities.
Cash used in investing activities during the six months ended June 30, 2020 was $5.0 million, consisting primarily of $3.8 million for the capitalization of internal-use software
costs and $1.2 million in capital expenditures to support the business. The decrease in cash used in investing activities is primarily due to consideration paid in 2019 related to the Ooyala acquisition.
Cash flows provided by financing activities.
Cash provided by financing activities for the six months ended June 30, 2020 was $5.0 million, consisting of proceeds from debt, net of repayments. The increase in cash provided by financing activities is due to net borrowings, offset by a decrease in proceeds from exercise of stock options.
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
Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of June 30, 2020.
We assessed the effect we
believe COVID-19 might
have on our liquidity and believe that our existing cash and cash equivalents and the capital available under our credit facility will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months. On March 25, 2020, we borrowed $10.0 million on our line of credit in anticipation of any operating cash needs in light of COVID-19. During
the three months ended June 30, 2020, we paid back $5.0 million of borrowings. As of the date of this Quarterly Report on
Form 10-Q we
have not had to use any of the borrowings to fund operations. The effective interest rate for the amounts borrowed on the Line of Credit was 4% for the three and six months ended June 30, 2020. The Line of Credit matures in December 2021.
Net operating loss carryforwards.
As of December 31, 2019, we had federal and state net operating losses of approximately $161.8 million and $82.4 million, respectively, which are available to offset future taxable income, if any, through 2039. We had federal and state net operating losses of approximately $23.8 million and $1.7 million, respectively, which are available to offset future taxable income, if any, indefinitely. We had federal and state research and development tax credits of $7.8 million and $4.8 million, respectively, which expire in various amounts through 2039. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2020 and December 31, 2019.
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
We believe our existing cash and cash equivalents and credit facility will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all. Market volatility resulting from the COVID-19 coronavirus
pandemic or other factors could also adversely impact our ability to access capital as and when needed.

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
Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2020	2019
Revenues generated in locations outside the United States	50%	50%
Revenues in currencies other than the United States dollar (1)	30%	29%
Expenses in currencies other than the United States dollar (1)	15%	15%

	Six Months Ended June 30,
	2020	2019
Revenues generated in locations outside the United States	50%	50%
Revenues in currencies other than the United States dollar (1)	30%	32%
Expenses in currencies other than the United States dollar (1)	15%	14%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	7%	2%
British pound	6	5	7	5
Japanese Yen	12	2	11	3
Other	4	7	4	5

Total	30%	15%	29%	15%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	7%	1%
British pound	6	5	7	5
Japanese Yen	12	2	13	4
Other	4	7	5	4

Total	30%	15%	32%	14%
As of June 30, 2020 and December 31, 2019, we had $6.7 million and $7.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other (expense) income, net”, while exchange rate fluctuations on long-term intercompany accounts are recorded as a component of other comprehensive income (loss), as they are considered part of our net investment.
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at June 30, 2020, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2020, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.8 million, decreased expenses by $1.7 million and increased operating loss by $1.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar
denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2020.
Interest rate risk
We had cash and cash equivalents totaling $27.8 million at June 30, 2020. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. While we continue to incur interest expense in connection with our capital leases, the interest expense is fixed and not subject to changes in market interest rates. Our effective interest rate on our Line of Credit was 4%, and we incurred approximately $101,000 and $109,000 in interest expense for the three and six months ended June 30, 2020, respectively. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In March 2020, the World Health Organization declared the novel coronavirus disease, or
COVID-19,
as a pandemic. The
COVID-19
pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place,
travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
As a result of the
COVID-19
pandemic, beginning in March 2020 we temporarily closed our global offices, including our corporate headquarters, and all employees globally are required to work remotely until further notice. We have also suspended all company-related travel. We held our annual customer conference virtually in May, shifted our partner events to virtual-only experiences, and have cancelled other customer and industry events. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes have disrupted or may disrupt the way we operate our business.
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
Our operations have also been negatively affected by a range of external factors related to the
COVID-19
pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of
COVID-19,
including physical distancing, travel bans and restrictions, closure of non-essential
business, quarantines, work-from-home directives and
shelter-in-place
orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. If the
COVID-19
pandemic has a substantial impact on the productivity of our employees and partners, or a continued substantial impact on the ability of our employees to execute responsibilities, or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.
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
If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition, including impacting the timing of revenue recognition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty, such as the economic instability and market volatility caused by the global
COVID-19
pandemic, could continue to affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Inline Taxonomy Extension Schema Document.

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: July 24, 2020	By:	/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2020	By:	/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)