Form 10-Q
period 2020-09-30
BRIGHTCOVE INC
filed 2020-10-23
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act
.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange
Act).
Yes  ☐    No  ☒
As of
October 19
, 2020 there were 39,805,642 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
10-Q
may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate acquired businesses, including the online video platform assets of Ooyala, Inc. and certain of its subsidiaries that we acquired during 2019;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, and the markets in which we and our partners and customers operate;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Brightcove Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$30,332	$22,759
Accounts receivable, net of allowance of $654 and $904 at September 30, 2020 and December 31, 2019, respectively	32,218	31,181
Prepaid expenses	6,862	5,171
Other current assets	10,932	6,713

Total current assets	80,344	65,824
Property and equipment, net	15,715	12,086
Operating lease right-of-use asset	11,813	16,912
Intangible assets, net	11,277	13,875
Goodwill	60,902	60,902
Other assets	4,505	3,268

Total assets	$184,556	$172,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,405	$9,917
Accrued expenses	23,293	20,925
Operating lease liability	5,592	6,174
Deferred revenue	57,334	49,260

Total current liabilities	95,624	86,276
Operating lease liability, net of current portion	7,170	11,701
Debt	5,000	—
Other liabilities	2,672	767

Total liabilities	110,466	98,744
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,931,247 and 39,042,787 shares issued at September 30, 2020 and December 31, 2019, respectively	40	39
Additional paid-in capital	284,121	276,365
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(741)	(785)
Accumulated deficit	(208,459)	(200,625)

Total stockholders’ equity	74,090	74,123

Total liabilities and stockholders’ equity	$184,556	$172,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$46,338	$45,424	$136,613	$129,192
Professional services and other revenue	2,746	2,010	$7,050	7,660

Total revenue	49,084	47,434	143,663	136,852
Cost of revenue:
Cost of subscription and support revenue	15,735	16,686	50,290	50,237
Cost of professional services and other revenue	2,363	1,628	6,349	6,432

Total cost of revenue	18,098	18,314	56,639	56,669

Gross profit	30,986	29,120	87,024	80,183
Operating expenses:
Research and development	8,215	8,127	26,199	23,150
Sales and marketing	14,813	14,567	42,370	45,650
General and administrative	6,694	6,245	19,633	17,485
Merger-related	—	2,539	5,768	8,091

Total operating expenses	29,722	31,478	93,970	94,376

Income (loss) from operations	1,264	(2,358)	(6,946)	(14,193)
Other income (expense), net	204	(441)	(291)	(477)

Income (loss) before income taxes	1,468	(2,799)	(7,237)	(14,670)
Provision for income taxes	154	171	597	521

Net income ( loss )	$1,314	$(2,970)	$(7,834)	$(15,191)

Net income (loss) per share—basic and diluted
Basic	$0.03	$(0.08)	$(0.20)	$(0.40)
Diluted	$0.03	$(0.08)	$(0.20)	$(0.40)
Weighted-average shares—basic and diluted
Basic	39,682,337	38,564,314	39,319,703	37,738,739
Diluted	40,645,982	38,564,314	39,319,703	37,738,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income ( loss )	$1,314	$(2,970)	$(7,834)	$(15,191)
Other comprehensive income:
Foreign currency translation adjustments	345	(134)	44	(74)

Comprehensive income (loss)	$1,659	$(3,104)	$(7,790)	$(15,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	39,543,991	38,219,843	39,042,787	36,752,469
Common stock issued upon acquisition	—	230,083	—	1,286,846
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	387,256	472,562	888,460	883,173

Balance, end of period	39,931,247	38,922,488	39,931,247	38,922,488

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$39	$38	$39	$37
Common stock issued upon acquisition	—	1	—	1
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	—	1	1

Balance, end of period	$40	$39	$40	$39

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$281,255	$264,765	$276,365	$251,122
Common stock issued upon acquisition	—	3,383	—	12,249
Withholding tax on restricted stock units vesting	(18)	(32)	(415)	(32)
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	812	1,372	1,207	3,215
Stock-based compensation expense	2,072	1,805	6,964	4,739

Balance, end of period	$284,121	$271,293	$284,121	$271,293

Accumulated deficit
Balance, beginning of period	$(209,773)	$(190,943)	$(200,625)	$(178,722)
Net income (loss )	1,314	(2,970)	(7,834)	(15,191)

Balance, end of period	$(208,459)	$(193,913)	$(208,459)	$(193,913)

Accumulated other comprehensive loss
Balance, beginning of period	$(1,086)	$(892)	$(785)	$(952)
Foreign currency translation adjustment	345	(134)	44	(74)

Balance, end of period	$(741)	$(1,026)	$(741)	$(1,026)

Total stockholders’ equity	$74,090	$75,522	$74,090	$75,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(7,834)	$(15,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,497	6,150
Stock-based compensation	6,724	4,504
Provision for reserves on accounts receivable	461	559
Changes in assets and liabilities:
Accounts receivable	(1,433)	(5,477)
Prepaid expenses and other current assets	(6,414)	642
Other assets	(1,247)	(503)
Accounts payable	104	2,635
Accrued expenses	3,410	4,510
Operating leases	(13)	(261)
Deferred revenue	8,667	3,061

Net cash provided by operating activities	8,922	629
Investing activities
Purchases of property and equipment	(2,163)	(600)
Cash paid for acquisition, net of cash acquired	—	(5,402)
Capitalized internal-use software costs	(5,108)	(4,264)

Net cash used in investing activities	(7,271)	(10,266)
Financing activities
Proceeds from exercise of stock options	1,207	3,215
Proceeds from debt	10,000	—
Debt paydown	(5,000)	—
Other financing activities	(448)	(208)

Net cash provided by financing activities	5,759	3,007
Effect of exchange rate changes on cash and cash equivalents	163	(27)

Net increase (decrease) in cash and cash equivalents	7,573	(6,657)
Cash and cash equivalents at beginning of period	22,759	29,306

Cash and cash equivalents at end of period	$30,332	$22,649

Supplemental disclosure of non-cash investing activities
Fair value of shares issued for acquisition of a business	$—	$12,250
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$5,087	$5,547

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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, other than the changes to accounting for credit losses as described in Note 13, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form
10-K
and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
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
 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
 (“ASC 326”). As of September 30, 2020, other than the changes to the accounting for credit losses, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on
Form 10-K for
the year ended December 31, 2019, have not changed.
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
customization services.
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2019	$31,181	$1,871	$49,260	$299	$49,559
Balance at September 30, 2020	32,218	2,338	57,334	1,082	58,416

Revenue recognized during the three and nine months ended September 30, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $7.4 million and $46.3 million, respectively. During the three and nine months ended September 30, 2020, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.
The assets recognized for costs to obtain a contract were $10.7 million as of September 30, 2020 and $5.9 million as of December 31, 2019. Amortization expense recognized during the three and nine months ended September 30, 2020 related to costs to obtain a contract was $2.0 million and $5.5 million, respectively. Amortization expense recognized during the three and nine months ended September 30, 2019 related to costs to obtain a contract was $1.8 million and $5.5 million, respectively.
Transaction Price Allocated to Future Performance Obligations
As of September 30, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $144.2 million, of which approximately $109.6 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.
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
re-evaluates
such
determination at each balance sheet date. The Company did not have any short-term or long-term investments at September 30, 2020 or December 31, 2019. The increase in cash and cash equivalents is primarily the result of the Company’s net borrowings

of

$5.0 million under an existing line of credit, as described in Note 11.
Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
Cash and cash equivalents as of September 30, 2020 consist of the following:

	September 30, 2020
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$30,291	$30,291	$30,291
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$30,332	$30,332	$30,332

Cash and cash equivalents as of December 31, 2019 consist of the following:

	December 31, 2019
Description	Contracted Maturity	Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,718	$22,718	$22,718
Money market funds	Demand	41	41	41

Total cash and cash equivalents		$22,759	$22,759	$22,759

6.
Earnings

(
Loss
)
per Share
The Company calculates basic and diluted net earnings (loss) per common share by dividing the net earnings (loss) by the number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock awards, where dilutive. The following outstanding common shares have been excluded from the computation of dilutive net income (loss) per share as of September 30, 2020 and 2019, because such securities are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	1,570	2,522	2,234	2,522
Restricted stock units	155	3,244	3,264	3,244
7. Fair Value of Financial Instruments
The Company’s financial instruments carried at fair value were less than $0.1 million as of September 30, 2020 and December 31, 2019.
8. Stock-based Compensation
The weighted-average fair value of options granted during the three months ended September 30, 2020 and 2019 was $4.86 and $5.21 per share, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2020 and 2019 was $4.01 and $4.54 per share, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life in years	5.9	6.2	6.1	6.2
Risk-free interest rate	0.33%	1.85%	0.76%	2.30%
Volatility	47%	44%	46%	44%
Dividend yield	—	—	—	—

As of September 30, 2020, there was $18.9 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 1.91 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation:
Cost of subscription and support revenue	$139	$127	$452	$341
Cost of professional services and other revenue	63	71	233	223
Research and development	142	323	839	855
Sales and marketing	768	602	2,440	1,411
General and administrative	896	598	2,760	1,674

	$2,008	$1,721	$6,724	$4,504

The following is a summary of the stock option activity during the nine months ended September 30, 2020.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	2,479,423	$8.96
Granted	129,584	9.04
Exercised	(164,188)	7.36		$439
Canceled	(210,326)	9.07

Outstanding at September 30, 2020	2,234,493	$9.08	6.73	$3,064

Exercisable at September 30, 2020	1,332,255	$8.81	5.75	$2,227

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2020 of $10.24 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	3,626,364	$9.03
Granted	902,303	8.53
Vested and issued	(718,763)	9.21
Canceled	(546,196)	8.52

Unvested at September 30, 2020	3,263,708	$8.84

The aggregate fair value of vested and issued RSUs for the nine months ended September 30, 2020 was $7.1 million.
9. Income Taxes
For the three months ended September 30, 2020 and 2019, the Company recorded income tax expense of $154 and $171, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $597 and $521, respectively. The income tax expense relates principally to the Company’s foreign operations.

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

The Company has provided a
valuation
allowance against its remaining U.S. net deferred tax assets as of September 30, 2020 and December 31, 2019, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
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
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2020, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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
11. Debt
On December 14, 2018, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset based line of credit (the “Line of Credit”). Under the Line of Credit, the Company can borrow up to $30.0 million. Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2020.
In March 2020, the Company borrowed $10.0 million on the Line of Credit in anticipation of any operating cash needs in light of COVID-19. In
June 2020 the Company repaid $5.0 million on the Line of Credit. The effective interest rate for the amounts borrowed on the Line of Credit was 4% for the nine
 months ended September 30, 2020. The Line of Credit matures in December 2021. The fair value of these borrowings, net of amounts paid, which are classified as Level 2, approximates their carrying value at September 30, 2020 as the instrument carries a variable rate of interest which approximates

current market rates.

12. Segment Information
Geographic Data
Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
North America	$27,515	$24,904	$78,553	$72,425
Europe	8,435	8,178	25,323	22,814
Japan	5,688	5,391	17,344	16,725
Asia Pacific	7,211	8,646	21,795	24,009
Other	235	315	648	879

Total revenue	$49,084	$47,434	$143,663	$136,852

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $25,549 and $23,162 during the three months ended September 30, 2020 and 2019, respectively. Revenue from customers located in the United States was $72,511 and $67,534 during the nine months ended September 30, 2020 and 2019, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2020 and 2019.
As of
September
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
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of
September
 30, 2020, the financial assets of the Company within the scope of the assessment comprised trade accounts receivable (“AR”) and unbilled trade accounts receivable. Unbilled trade accounts receivable (“UAR”) is reflected in Other Current Assets on the Company’s Condensed Consolidated Balance Sheets and was $2.3
million and $2.0
million as of September 30, 2020 and December 31, 2019
, respectively
.
The Company uses the aging method to estimate its expected credit losses on AR and UAR. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the aging method into risk pools. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. In the absence of current economic conditions and/or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses. As of September 30, 2020, the Company estimates the life of its AR as 50-60 days.
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
The following details the changes in the Company’s reserve allowance for estimated credit losses for AR for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2019	$904
Current provision for credit losses	332
Write-offs against allowance	(582)
Recoveries	—
Balance as of September 30, 2020	$654

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
14. Restructuring
During the first half of 2020, the Company committed to an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result, certain headcount reductions were necessary. The Company incurred approximately $
443

and $1.7 million, respectively, in restructuring charges during the three and nine months ended
September 30,
2020. The
restructuring charges reflect
 $1.3 million of
post-employment benefits and are reflected in the
Condensed Consolidated Statements of Operations
as follows: $1.1 million – Research and Development; $138 - General and Administrative; $51 – Cost of subscription and support: and $23 – Sales and Marketing.

In addition to post-employment benefits the Company incurred $388 of other costs related to the restructuring in the three months ending September
30
, 2020 and this is reflected in General and Administrative expense.
As of
September
 30, 2020
,
the Company had accrued $388 related to this action, which is expected to be paid in the next three months.

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
As of September 30, 2020, we had 616 employees and 3,381 customers, of which 2,267 used our premium offerings and 1,114 used our volume offerings. As of September 30, 2019, we had 596 employees and 3,720 customers, of which 2,362 used our premium offerings and 1,358 used our volume offerings.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $136.9 million in the nine months ended September 30, 2019 to $143.7 million in the nine months ended September 30, 2020, primarily related to incremental revenue from the Ooyala acquisition that was completed on April 1, 2019 and, to a lesser extent, an increase in sales of our premium offerings to both new and existing customers. Our consolidated net loss was $7.8 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively. Included in the consolidated net loss for the nine months ended September 30, 2020 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.8 million, $6.7 million, and $2.6 million, respectively. Included in consolidated net loss for the nine months ended September 30, 2019 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $8.1 million, $4.5 million and $2.2 million, respectively.

For the nine months ended September 30, 2020 and 2019, our revenue derived from customers located outside North America was 45% and 48%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.
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

As of September 30, 2020, we had 3,381 customers, of which 2,267 used our premium offerings and 1,114 used our volume offerings. As of September 30, 2019, we had 3,720 customers, of which 2,362 used our premium offerings and 1,358 used our volume offerings.
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

•
Recurring Dollar Retention Rate
. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. During the nine months ended September 30, 2020 and 2019, the recurring dollar retention rate was 88% and 89%, respectively.

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

•
Backlog
. We define backlog as the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, excluding professional service engagements. We believe that this metric is important in understanding future business performance. As of September 30, 2020, the total backlog for subscription and support contracts was approximately $144.2 million, of which approximately $109.6 million is expected to be recognized over the next 12 months. As of September 30, 2019, the total backlog for subscription and support contracts was approximately $125.7 million, of which approximately $100.6 million was expected to be recognized over the next 12 months.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Customers (at period end)
Premium	2,267	2,362
Volume	1,114	1,358

Total customers (at period end)	3,381	3,720

Recurring dollar retention rate	88%	89%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$87.3	$82.0
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.5	$4.6
Total backlog, excluding professional services engagements (in millions)	$144.2	$125.7
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$109.6	$100.6
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
Merger-related
. Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities and fluctuates based on the activity in the period.
Other Income (Expense), net
Other income (expense) consists primarily of interest expense from our credit facility, interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.
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

Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2020 and 2019, we recorded $2.0 million and $1.7 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2020 and 2019, we recorded $6.7 million and $4.5 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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
Form 10-K for
the year ended December 31, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$46,338	$45,424	$136,613	$129,192
Professional services and other revenue	2,746	2,010	7,050	7,660

Total revenue	49,084	47,434	143,663	136,852
Cost of revenue:
Cost of subscription and support revenue	15,735	16,686	50,290	50,237
Cost of professional services and other revenue	2,363	1,628	6,349	6,432

Total cost of revenue	18,098	18,314	56,639	56,669

Gross profit	30,986	29,120	87,024	80,183
Operating expenses:
Research and development	8,215	8,127	26,199	23,150
Sales and marketing	14,813	14,567	42,370	45,650
General and administrative	6,694	6,245	19,633	17,485
Merger-related	—	2,539	5,768	8,091

Total operating expenses	29,722	31,478	93,970	94,376

Loss from operations	1,264	(2,358)	(6,946)	(14,193)
Other income (expense), net	204	(441)	(291)	(477)

Loss before income taxes	1,468	(2,799)	(7,237)	(14,670)
Provision for income taxes	154	171	597	521

Net income (loss)	$1,314	$(2,970)	$(7,834)	$(15,191)

Net income (loss) per share—basic and diluted
Basic	$0.03	$(0.08)	$(0.20)	$(0.40)
Diluted	$0.03	$(0.08)	$(0.20)	$(0.40)
Weighted-average shares—basic and diluted
Basic	39,682,337	38,564,314	39,319,703	37,738,739
Diluted	40,645,982	38,564,314	39,319,703	37,738,739
Overview of Results of Operations for the Three Months Ended September 30, 2020 and 2019
Total revenue increased by 3%, or $1.7 million, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to an increase in subscription and support revenue of 2%, or $914,000, primarily due to an increase in revenue from our premium offerings. The increase was also due to an increase in professional services and other revenue of 37%, or $736,000. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings increased by $1.7 million, or 4%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $1.9 million, or 6%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in revenue and a decrease in costs of revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Income from operations was $1.3 million in the three months ended September 30, 2020 compared to a loss of $2.4 million in the three months ended September 30, 2019. This is primarily due to a decrease in costs of revenue and merger related expenses in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
As of September 30, 2020, we had $30.3 million of unrestricted cash and cash equivalents, an increase of $7.6 million from $22.8 million at December 31, 2019, due primarily to $8.9 million of cash provided by operating activities and $5.0 million in net proceeds from debt. These increases were offset by $5.1 million in capitalized internal-use software
costs, and $2.2 million in capital expenditures.

Revenue

	Three Months Ended September 30,
	2020		2019		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$48,175	98%	$46,462	98%	$1,713	4%
Volume	909	2	972	2	(63)	(6)

Total	$49,084	100%	$47,434	100%	$1,650	3%

During the three months ended September 30, 2020, revenue increased by $1.7 million, or 3%, compared to the three months ended September 30, 2019, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue. The increase in premium revenue of $1.7 million, or 4%, is primarily the result of a 5% increase in average annual subscription revenue per premium customer during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. In the three months ended September 30, 2020, volume revenue decreased by $63,000, or 6%, compared to the three months ended September 30, 2019.

	Three Months Ended September 30,
	2020		2019		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$46,338	94%	$45,424	96%	$914	2%
Professional services and other	2,746	6	2,010	4	736	37

Total	$49,084	100%	$47,434	100%	$1,650	3%

During the three months ended September 30, 2020, subscription and support revenue increased by $914,000, or 2%, compared to the three months ended September 30, 2019. The increase was primarily related to a 5% increase in average annual subscription revenue per premium customer during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. In addition, professional services and other revenue increased by $736,000, or 37%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2020		2019		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$27,515	56%	$24,904	53%	$2,611	10%

Europe	8,435	17	8,178	17	257	3
Japan	5,688	12	5,391	11	297	6
Asia Pacific	7,211	15	8,646	18	(1,435)	(17)
Other	235	—	315	1	(80)	(25)

International subtotal	21,569	44	22,530	47	(961)	(4)

Total	$49,084	100%	$47,434	100%	$1,650	3%

We designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended September 30, 2020, total revenue for North America increased by $2.6 million, or 10%, compared to the three months ended September 30, 2019. In the three months ended September 30, 2020, total revenue outside of North America decreased by $961,000, or 4%, compared to the three months ended September 30, 2019. The decrease in revenue from international regions is primarily related to decreases in revenue in Asia Pacific.
Cost of Revenue

	Three Months Ended September 30,
	2020		2019		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$15,735	34%	$16,686	37%	$(951)	(6)%
Professional services and other	2,363	86	1,628	81	735	45

Total	$18,098	37%	$18,314	39%	$(216)	(1)%

In the three months ended September 30, 2020, cost of subscription and support revenue decreased by $951,000, or 6%, compared to the three months ended September 30, 2019. The decrease resulted primarily from the transition of acquired Ooyala customers to our technology. Specifically, there were decreases in employee-related expenses, maintenance, third party software costs, partner commissions, intangible amortization, and contractor expenses of $305,000, $152,000, $152,000, $142,000, $133,000 and $124,000, respectively. These decreases were offset by an increase in network hosting services of $266,000.
In the three months ended September 30, 2020, cost of professional services and other revenue increased by $735,000, or 45%, compared to the three months ended September 30, 2019. This increase corresponds to increases in professional services and other revenue and the related increases in contractor expense and employee-related expenses of $634,000 and $212,000, respectively.
Gross Profit

	Three Months Ended September 30,
	2020		2019		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$30,603	66%	$28,738	63%	$1,865	6%
Professional services and other	383	14	382	19	1	0%

Total	$30,986	63%	$29,120	61%	$1,866	6%

The overall gross profit percentage was 63% and 61% for the three months ended September 30, 2020 and 2019, respectively. Subscription and support gross profit increased by $1.9 million, or 6%, compared to the three months ended September 30, 2019. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2020		2019		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,215	17%	$8,127	17%	$88	1%
Sales and marketing	14,813	30	14,567	31	246	2
General and administrative	6,694	14	6,245	13	449	7
Merger-related	—	—	2,539	5	(2,539)	(100)

Total	$29,722	61%	$31,478	66%	$(1,756)	(6)%

Research and Development
.
 In the three months ended September 30, 2020, research and development expense increased by $88,000, or 1%, compared to the three months ended September 30, 2019 primarily due to an increase in contractor expense of $724,000. This increase was offset by decreases in recruiting and employee-related expenses of $308,000 and $251,000, respectively. We expect our research and development expense as a percentage of revenue to decrease as a result of restructuring activities taken in 2020.
Sales and Marketing
.
In the three months ended September 30, 2020, sales and marketing expense increased by $246,000, or 2%, compared to the three months ended September 30, 2019 primarily due to increases in contractor expense, commission and stock-based compensation of $827,000, $264,000 and $166,000, respectively. These increases were offset by decreases in travel and employee-related expenses of $833,000 and $172,000, respectively. We expect that our sales and marketing expense will increase as a percent of revenue and in absolute dollars along with our revenue as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.
General and Administrative
.
In the three months ended September 30, 2020, general and administrative expense increased by $449,000, or 7%, compared to the three months ended September 30, 2019 primarily due to increases in restructuring expense and stock-based compensation of $395,000 and $298,000, respectively. These increases were offset by a decrease in bad debt expense of $246,000. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
 In the three months ended September 30, 2020, merger-related expenses decreased by $2.5 million primarily due to costs incurred during the three months ended September 30, 2019 associated with the transition of acquired customers to our technology and general merger and related activities.
Overview of Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Total revenue increased by 5%, or $6.8 million, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to an increase in subscription and support revenue of 6%, or $7.4 million, primarily due to the acquired Ooyala customers and, to a lesser extent, due to an increase in revenue from our premium offerings. Substantially all of the revenue from the Ooyala acquisition is subscription and support revenue. This increase was offset by a decrease in professional services and other revenue of 8% or $610,000. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings grew by $6.9 million, or 5%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $6.8 million, or 9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Loss from operations was $6.9 million in the nine months ended September 30, 2020 compared to $14.2 million in the nine months ended September 30, 2019. This is primarily due to an increase in revenue and a decrease in marketing expenses in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue

	Nine Months Ended September 30,
	2020		2019		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$140,904	98%	$133,970	98%	$6,934	5%
Volume	2,759	2	2,882	2	(123)	(4)

Total	$143,663	100%	$136,852	100%	$6,811	5%

During the nine months ended September 30, 2020, revenue increased by $6.8 million, or 5%, compared to the nine months ended September 30, 2019, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services and other revenue, driven by customers obtained as part of the Ooyala acquisition. The increase in premium revenue of $6.9 million, or 5%, is primarily the result of a 6% increase in average annual subscription revenue per premium customer during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. In the nine months ended September 30, 2020, volume revenue decreased by $123,000, or 4%, compared to the nine months ended September 30, 2019, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2020		2019		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$136,613	95%	$129,192	94%	$7,421	6%
Professional services and other	7,050	5	7,660	6	(610)	(8)

Total	$143,663	100%	$136,852	100%	$6,811	5%

During the nine months ended September 30, 2020, subscription and support revenue increased by $7.4 million, or 6%, compared to the nine months ended September 30, 2019. The increase was primarily related to the acquired Ooyala customers and a 6% increase in average annual subscription revenue per premium customer during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. In addition, professional services and other revenue decreased by $610,000, or 8%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2020		2019		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$78,553	55%	$72,425	53%	$6,128	8%

Europe	25,323	18	22,814	17	2,509	11
Japan	17,344	12	16,725	12	619	4
Asia Pacific	21,795	15	24,009	17	(2,214)	(9)
Other	648	—	879	1	(231)	(26)

International subtotal	65,110	45	64,427	47	683	1

Total	$143,663	100%	$136,852	100%	$6,811	5%

During the nine months ended September 30, 2020, total revenue for North America increased by $6.1 million, or 8%, compared to the nine months ended September 30, 2019. In the nine months ended September 30, 2020, total revenue outside of North America increased by $683,000, or 1%, compared to the nine months ended September 30, 2019. The increase in revenue from international regions is primarily related to increases in revenue in Europe and Japan, offset by a decrease in revenue in Asia Pacific.

Cost of Revenue

	Nine Months Ended September 30,
	2020		2019		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,290	37%	$50,237	39%	$53	0%
Professional services and other	6,349	90	6,432	84	(83)	(1)

Total	$56,639	39%	$56,669	41%	$(30)	0%

In the nine months ended September 30, 2020, cost of subscription and support revenue increased by $53,000 compared to the nine months ended September 30, 2019. The increase resulted primarily from incremental costs from the acquisition of Ooyala.
In the nine months ended September 30, 2020, cost of professional services and other revenue decreased by $83,000, or 1%, compared to the nine months ended September 30, 2019.
Gross Profit

	Nine Months Ended September 30,
	2020		2019		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$86,323	63%	$78,955	61%	$7,368	9%
Professional services and other	701	10	1,228	16	(527)	(43)

Total	$87,024	61%	$80,183	59%	$6,841	9%

The overall gross profit percentage was 61% and 59% for the nine months ended September 30, 2020 and 2019, respectively. Subscription and support gross profit increased by $7.4 million, or 9%, compared to the nine months ended September 30, 2019. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.
Operating Expenses

	Nine Months Ended September 30,
	2020		2019		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$26,199	18%	$23,150	17%	$3,049	13%
Sales and marketing	42,370	29	45,650	33	(3,280)	(7)
General and administrative	19,633	14	17,485	13	2,148	12
Merger-related	5,768	4	8,091	6	(2,323)	(29)

Total	$93,970	65%	$94,376	69%	$(406)	0%

Research and Development
.
 In the nine months ended September 30, 2020, research and development expense increased by $3.0 million, or 13%, compared to the nine months ended September 30, 2019 primarily due to increases in employee-related, contractor, computer maintenance and support and rent expense of $1.8 million, $1.1 million, $396,000 and $212,000, respectively. These increases were offset by a decrease in recruiting expense of $380,000.

Sales and Marketing
.
In the nine months ended September 30, 2020, sales and marketing expense decreased by $3.3 million, or 7%, compared to the nine months ended September 30, 2019 primarily because our annual customer conference, which is normally held in May, was held virtually in May 2020 due to COVID-19.
There were decreases in travel-related, marketing program-related and employee-related expenses of $2.5 million, $2.1 million and $1.0 million, respectively. These decreases were offset by increases in contractor expense, stock-based compensation, intangible amortization and computer maintenance and support of $1.1 million, $1.0 million, $316,000 and $288,000, respectively.
General and Administrative
.
In the nine months ended September 30, 2020, general and administrative increased by $2.1 million or 12%, compared to the nine months ended September 30, 2019 primarily due to increases in stock-based compensation, employee-related and restructuring expenses of $1.1 million, $765,000 and $519,000, respectively. These increases were offset by a decrease in travel-related expenses of $229,000.
Merger-Related
.
 In the nine months ended September 30, 2020, merger-related expenses decreased by $2.3 million primarily because of a decrease in costs associated with the transition of acquired customers to our technology which did not recur in the three months ended September 30, 2020.
Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at September 30, 2020 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. At September 30, 2020 and December 31, 2019, we had $16.4 million and $14.0 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the
United States tax-free but could
still be subject to foreign withholding taxes.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2020	2019
	(in thousands)
Cash flows provided by operating activities	8,922	629
Cash flows used in investing activities	(7,271)	(10,266)
Cash flows provided by financing activities	5,759	3,007
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
Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items
including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2020 was $8.9 million. The cash flow provided by operating activities primarily resulted from the net losses of $7.8 million adjusted for net non-cash
charges of $13.6 million and changes in our operating assets and liabilities of $3.1 million. Cash provided by operating activities increased compared to the same period in 2019 as a result of an improvement in days sales outstanding in trade accounts receivable, the improvement in our operating results and increases in deferred revenue and accrued expenses, offset by an increase in prepaids and other current assets.

Cash flows used in investing activities.
Cash used in investing activities during the nine months ended September 30, 2020 was $7.3 million, consisting primarily of $5.1 million for the capitalization of internal-use software
costs and $2.2 million in capital expenditures to support the business. The decrease in cash used in investing activities is primarily due to consideration paid in 2019 related to the Ooyala acquisition.
Cash flows provided by financing activities.
Cash provided by financing activities for the nine months ended September 30, 2020 was $5.8 million, consisting of proceeds from debt, net of repayments. The increase in cash provided by financing activities is due to net borrowings of $5 million, offset by a decrease in proceeds from exercise of stock options.
Credit facility availability.
On December 14, 2018, we entered into an amended and restated loan and security agreement with a lender, or the “Loan Agreement”, providing for up to a $30.0 million asset based line of credit, or the “Line of Credit”. Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows; (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, we must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. We were in compliance with all covenants under the Line of Credit as of September 30, 2020.
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
June 2020 we paid back $5.0 million of the borrowings. As of the date of this Quarterly Report on
Form 10-Q we
have not had to use any of the borrowings to fund operations. The effective interest rate for the amounts borrowed on the Line of Credit was 4% for the three and nine months ended September 30, 2020. The Line of Credit matures in December 2021.
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
In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2020 and December 31, 2019.
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
Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2020	2019
Revenues generated in locations outside the United States	48%	51%
Revenues in currencies other than the United States dollar (1)	29%	30%
Expenses in currencies other than the United States dollar (1)	17%	18%

	Nine Months Ended September 30,
	2020	2019
Revenues generated in locations outside the United States	50%	51%
Revenues in currencies other than the United States dollar (1)	30%	31%
Expenses in currencies other than the United States dollar (1)	16%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	7%	1%
British pound	6	6	8	6
Japanese yen	12	3	11	3
Other	3	7	4	8

Total	29%	17%	30%	18%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	7%	1%
British pound	6	6	7	6
Japanese yen	12	3	12	3
Other	4	6	5	6

Total	30%	16%	31%	16%
As of September 30, 2020 and December 31, 2019, we had $7.3 million and $7.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
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
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at September 30, 2020, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2020, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $4.2 million, decreased expenses by $2.5 million and increased operating loss by $1.7 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar
denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2020.

Interest rate risk
We had cash and cash equivalents totaling $30.3 million at September 30, 2020. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. Our effective interest rate on our Line of Credit was 4%, and we incurred approximately $51,000 and $160,000 in interest expense for the three and nine months ended September 30, 2020, respectively. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the rates at which our customers renew;

•	the amount of revenue generated from our customers’ use of our products or services in excess of their committed contractual entitlements;

•	the timing and amount of costs of new and existing sales and marketing efforts;

•	the timing and amount of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	impacts on the national and global economies due to natural disasters, acts of terrorism, or public health emergencies, such as the COVID-19 pandemic;

•	system or service failures, security breaches or network downtime.
We use a data center and cloud computing services facilities to deliver our services. Any disruption of service at these facilities could harm our business.
We manage our services and serve all of our customers from cloud computing services facilities, such as Amazon Web Services, as well as one physical data center facility. While we control the actual computer and storage systems upon which our software runs, and deploy them to these facilities, we do not control the operation or availability of these facilities.
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
We currently have foreign sales denominated in Australian dollars, British pounds sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds sterling, Euros, Japanese yen and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events, such as the
COVID-19
pandemic, have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: October 23, 2020	By:	/s/ Jeff Ray
Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2020	By:	/s/ Robert Noreck
Robert Noreck
Chief Financial Officer
(Principal Financial Officer)