Form 10-K
period 2020-12-31
BRIGHTCOVE INC
filed 2021-02-24
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2020
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

☒
   No

☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes
☒
    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes

☐

No

☒
The aggregate market value of common stock held by
non-affiliates
of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2020, was $305,839,372.
As of February
18
, 2021
,
there were
40,094,262

shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its
2021
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
10-K
may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate acquired businesses;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in the “Risk Factors” section in Part I, Item 1A. of this Annual Report on Form
10-K.
These risks and uncertainties include, but are not limited to, the following:

•	We have a history of losses, we may continue to incur losses and we may not achieve or sustain profitability in the future.

•	Substantially all of our revenue has historically come from a single product, Video Cloud.

•	If we are unable to retain our existing customers, our revenue and results of operations will be adversely affected.

•
Our long-term financial targets are predicated on bookings and revenue growth and operating margin improvements that we may fail to achieve, which could reduce our expected earnings and cause us to fail to meet the expectations of analysts or investors and cause the price of our securities to decline.

•
The actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

•	Our business is substantially dependent upon the continued growth of the market for on-demand software solutions.

•	Our operating results may fluctuate from quarter to quarter, which could make them difficult to predict.

•	We operate in a rapidly developing market, which makes it difficult to evaluate our business and future prospects.

•
Our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

•	Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.
The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and in the other information set forth in this Annual Report on Form
10-K,
including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I

Item 1.	Business
Overview
Brightcove Inc., or Brightcove
®
, is a leading global provider of cloud-based services for video. With our Emmy
®
-winning technology and award-winning services, we help our customers realize the potential of video to address business-critical challenges. Customers rely on our suite of products, services, and expertise to reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.
We sell five core video products that help our customers use video to further their businesses in meaningful ways: (1) Brightcove Video Cloud
™
, or Video Cloud, our flagship product and the world’s leading online video platform, enables our customers to quickly and easily distribute high-quality video to Internet-connected devices; (2) Brightcove Live
™
, our industry-leading solution for live streaming, delivers high-quality viewer experiences at scale; (3) Brightcove Beacon
™
, a purpose-built application that enables companies to launch premium over-the-top,
or OTT, video experiences quickly and cost effectively, across devices and with the flexibility of multiple monetization models; (4) Brightcove Player
™
, an exceptionally fast, cloud-based technology for creating and managing video experiences; and (5) Zencoder
®
, a powerful, cloud-based video encoding technology.
Customers can complement their use of our core products with modular technologies that provide enhanced capabilities such as (1) innovative ad insertion and video stitching through Brightcove SSAI
™
; (2) efficient publication of videos to Facebook, Twitter, and YouTube through Brightcove Social
™
; (3) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign
™
; (4) simple streaming of video communications to an app through Brightcove Engage
™
; and (5) the ability to create branded video experiences by accessing templates with built-in
best practices through Brightcove Gallery
™
.
We have also brought to market several video solutions, which are suites of video technologies that address specific customer use-cases
and needs, including: (1) Virtual Events Experience
™
helps brands to transform events into customized virtual experiences; (2) Brightcove Video Marketing Suite
™
, or Video Marketing Suite, enables marketers to use video to drive brand awareness, engagement and conversion; and (3) Brightcove Enterprise Video Suite
™
, or Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.
Brightcove was incorporated in Delaware in August 2004 and our headquarters are in Boston, Massachusetts. As of December 31, 2020, we had 3,330 customers in over 80 countries, including many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands, faith-based institutions, retail and
e-commerce
platforms, and
hi-tech
organizations, as well as governments, educational institutions and non-profit
organizations.
We primarily generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $184.5 million in the year ended December 31, 2019 to $197.4 million in the year ended December 31, 2020. As of December 31, 2019, we had 3,595 customers, of which 2,338 used our premium offerings and 1,257 used our volume offerings. As of December 31, 2020, we had 3,330 customers, of which 2,279 used our premium offerings and 1,051 used our volume offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. In addition to being offered on a stand-alone basis, Video Cloud is also a core component of Video Marketing Suite, Enterprise Video Suite, Brightcove Beacon, and Virtual Event Experience.

Our Solutions
Our solutions provide our customers with the following key benefits:

•
Comprehensive, modular and scalable solutions
. Our core products and solutions meet a range of video publishing and distribution needs, and can be integrated with modular technology to create customized video workflows. We offer end-to-end
solutions of video technologies built for media companies and marketers, as well as, modular solutions that customers can license on a stand-alone basis and integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer base and end user base expands.

•
Easy to use and low total cost of ownership
. We designed out products to be intuitive and easy to use. We provide reliable, cost-effective, on-demand
solutions to our customers, relieving them of the cost, time and resources associated with in-house
solutions and enabling them to be up and running quickly after signing with us.

•
Open platforms and extensive ecosystem
. Our open and extensible solutions enable our customers to customize standard features and functionality and easily integrate third-party technology to meet their own specific requirements and business objectives. The Brightcove Partner Program includes an extensive, global ecosystem of partners, including companies such as Amazon, Akamai, Fastly, Google, Zoom, and Oracle, as well as more than 150 niche technology companies that have prioritized integrating with our platform. These integrations provide our customers with enhanced flexibility, functionality and ease of use. The Brightcove Partner Program also includes solution providers and managed service providers, as well as industry leaders in media, marketing, ecommerce, events, and video production.

•
Help customers achieve business objectives
. Our customers use our products to achieve critical business objectives such as monetizing content, increasing conversion rates for transactions, engaging audiences through virtual events, increasing brand awareness and expanding their audiences, driving site traffic, increasing viewer engagement on their sites, internal communications, employee training and customer support. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. Our business interests align with our customers’ interests, as we each benefit from the success of our customers’ online video strategy.

•
Ongoing customer-driven development
. Through our account managers, customer success and support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths
We believe that the following business strengths differentiate us from our competitors and are key to our success:

•
We are the recognized online video platform market leader
. In 2020, our customers used Video Cloud to deliver an average of approximately 3.78 billion video streams per month, which we believe is more video streams per month than any other professional solution. We have over 50 industry-leading patents, and, in recent years we have received numerous awards for our market leadership from industry analysts such as Frost & Sullivan and Gartner and publishers such as Fast Company and Digiday. In January 2021 we were recognized with two Emmy
®
Awards for excellence and creativity in technology and engineering for our encoding and transcoding technology. We also host high-profile community events, such as the 2020 holiday charity event, Merry & Bright.

•
We have established a global presence
. We have established a global presence with operations in Europe, Japan, Korea, Asia Pacific, the Middle East, India and Mexico. Today, we have employees in fourteen countries. We built our solutions to be localized into almost any language and we offer 24/7 customer support worldwide. As of December 31, 2020, organizations throughout the world used Video Cloud to reach viewers in approximately 255 countries and territories.

•
We have high visibility and predictability in our business
. We generally sell our subscription and support services through monthly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 80% in each of the last four fiscal quarters, including 88%, 80%, 101% and 91% for the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•
We have customers of all sizes across multiple industries
. We offer different editions of our products tailored to meet the needs of organizations of various sizes and across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•
Our management team has experience building and scaling software companies
. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as CA Technologies, DS SolidWorks, Ellucian, Fidelity Investments, HP, IBM, and RSA.

Our Customers
As of December 31, 2020, we had 3,330 customers in over 80 countries and territories. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands and corporations, faith-based institutions, retail and
e-commerce
platforms, and
hi-tech
organizations, as well as governments, educational institutions and non-profit
organizations. We believe our solutions can benefit any organization with digital video content.
Our Products and Services
We create technology that helps our customers use video to further their businesses in meaningful ways. To that end, we sell five core video products: Video Cloud, Brightcove Live, Brightcove Beacon, the Brightcove Player, and Zencoder, each of which can be enhanced with modular technologies that target a specific business need. We have also brought to market several video solutions, which are technology packages that address particular customer use-cases.
Core Video Products
1. Brightcove Video Cloud
Brightcove Video Cloud is the world’s leading online video platform. It enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the ability to:

•
upload videos in various formats for adaptive encoding that maximizes quality and minimizes file size, and deliver videos to myriad operating systems, including web-based
experiences, smartphones, tablets, media streaming devices and connected TVs;

•	organize and manage their media library by creating playlists and setting rules to define where and when videos can be viewed;

•
rely on fast load times, fast video starts, and easily-configured players, which include built-in
support for advertising, analytics and content protection, and provide a consistent cross-platform playback experience;

•	broadcast live video with multiple live streams at different quality levels and renditions that best match each viewer’s available bandwidth, processor utilization and player size;

•	expand audience reach by leveraging the social network of their viewers, including sharing complete videos or video clips through Facebook, YouTube, Twitter and other social destinations;

•	grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations;

•	optimize and support online video publishing and distribution strategy through video analytics; and

•	customize, extend and integrate with our platform through APIs and SDKs for iOS, tvOS, Android and AndroidTV.
2. Brightcove Live
Brightcove Live is our live streaming solution, which enables non-technical
users to set up live events without the need for hardware encoders or development work. Brightcove Live leverages our globally distributed architecture, and delivers high quality viewer experience across multiple platforms and devices. It includes features such as live clipping, which allows customers to create and publish clips of a live stream to social channels; security through DRM encryption; the ability to create video-on-demand
assets from a live stream; and the ability to allow viewers to pause, play and rewind a live stream.
3. Brightcove Beacon
Brightcove Beacon is a purpose-built app that enables our customers to launch premium OTT video experiences quickly and cost effectively across mobile, web, smart TVs and connected TVs, with the flexibility of multiple monetization models. It allows customers to curate and deliver content to their audience segments, automate the curation of playlists and carousels, securely store and deliver content with DRM protection, automate content availability windows and configure VOD and live content offerings for any demographic changes that occur throughout the day or week. Customers can also manage viewers with a frictionless viewer registration experience, and offer viewer profiles to maintain watch history and preferences and manage stream concurrency and account sharing. Through Brightcove Beacon, customers can also gather insights on viewer behavior to inform their decisions about programming, layout and monetization
4. Brightcove Player
The Brightcove Player offers leading video player technology with a cloud-based service for creating and managing video player experiences across the maximum range of operating systems and platforms. It leverages HTML5-first technology and is designed to have the fastest load times and the fastest video starts. The Brightcove Player is optimized to reduce network traffic and allows customers to deploy changes to thousands of player embeds with batch publishing to accelerate time-to-market.
The Brightcove Player allows for responsive design, social sharing tools, and support for adaptive bitrate streaming, and is easily customized with APIs, SDKs and a robust ecosystem of plugins and integrations, including built-in
support for advertising, analytics and content protection, as well as numerous open-source plugins from the Video.js community.
5. Zencoder
Zencoder is a cloud-based video encoding service, providing extremely fast, high-quality, and reliable encoding of live and on-demand
video and access to highly scalable encoding power without the expense,

management, and scalability limitations of traditional hardware and software. Customers are able to integrate Zencoder with a simple API, and manage accounts and encoding jobs from an intuitive online dashboard. Zencoder accepts files in an extensive range of formats and codecs, supports video output to a multitude of devices, and includes tools to support high quality video output and to adjust and edit video. It is globally distributed and includes advanced security features.
Modular Technologies
1. Brightcove SSAI
Brightcove SSAI is an innovative, cloud-based, server-side ad insertion and video stitching service that addresses the limitations of traditional online video ad insertion technology. SSAI reduces or eliminates the need for platform-specific ad technology and makes it possible for customers to reliably deliver live or on-demand
video with dynamically-customized programming and targeted ads to the maximum range of devices.
2. Brightcove Social
Brightcove Social is a tool for managing video presence across social networks from a single interface. With Brightcove Social, customers can clip and publish videos from Video Cloud to the native playback environments of Facebook, YouTube and Twitter, as well as their own websites, and track video performance across these destinations from a single location.
3. Brightcove Campaign
Brightcove Campaign is a purpose-built application that enables marketers to easily create video-driven marketing campaigns that yield insightful data with the ability to compare video performance to a variety of industry benchmarks. Brightcove Campaign also includes out-of-the-box
marketing automation integrations with Eloqua, Marketo, HubSpot, and Salesforce and analytics integrations with Google and Adobe Analytics.
4. Brightcove Engage
Brightcove Engage is an
easy-to-use
video management and publishing service, which allows customers to securely stream live and on-demand
video communications to an app on their employees’ devices.
5. Brightcove Gallery
Brightcove Gallery is a service that helps customers create custom branded portals, video-centric landing pages, and live streaming event websites. Through Brightcove Gallery, customers access an intuitive interface and templates to easily create interactive video experiences that leverage marketing best practices and security features and help customers maximize revenue opportunities, expand audiences, and drive engagement.
Video Solutions
1. Virtual Events Experience
Virtual Events Experience provides a platform for customers to create customized, immersive live and always-on
virtual experiences. We help customers create fully-branded experiences by integrating video into a customer’s existing website or mobile app, and offer our proven technology and support to deliver high-quality, scalable experiences. We partner with leading event management services to provide customers the full suite of services needed for hosting virtual events. With Virtual Events Experience, customers seamlessly manage attendees, engage audiences with live keynotes and video-on-demand
breakout sessions, display sponsor ads, access viewer analytics, secure their content, and rely on dedicated live technical and onboarding support.

2. Video Marketing Suite
Video Marketing Suite is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Video Marketing Suite is a bundled offering of Video Cloud, Brightcove Gallery, and Brightcove Social. It delivers functionality such as improved SEO, visibility and tracking of key prospects and customers, analytics, customized interactive video, video portals and landing pages.
3. Enterprise Video Suite
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
Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions. All premium editions include functionality to publish and distribute video to Internet-connected devices, with higher levels of the premium editions providing additional features and functionality. The second product line is comprised of our volume product edition. Our volume editions target small and medium-sized
businesses, or SMBs. Video Cloud is generally available in Starter, Pro and Enterprise editions. The volume editions provide customers with the same basic functionality that is offered in our premium product editions but have been designed for customers who have lower usage requirements and do not typically require advanced features or functionality.
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
All other customers are considered premium customers.
Support
Customer support from our award-winning, TSIA-certified team is included for all of our products, and provides customers access to our support team via a web portal. Customers who upgrade to premium editions of our support packages gain additional features such as faster response times, access to a dedicated Customer Success representative, additional contact options such as phone and live chat, dedicated live event support, live channel monitoring, and 24x7x365 support.
Our team supports our customers across time zones and in multiple languages, from offices in Boston, London, Sydney, Tokyo, Seoul, Scottsdale, Guadalajara and Chennai.

We also have a dedicated customer success team that offers various onboarding and related services to new and existing customers to help with technology setup and adoption, and getting the most out of our products and services.
Training
We offer free basic online training to registered users of our products. We also offer customized, onsite training for customers that is priced on a per engagement basis.
Customer Success
An important component of our sales strategy is our customer success organization. This organization is focused on ongoing customer success and engagement, as well as contract renewals and upsells to our customer base.
Professional Services
While our products are easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization of our products or assistance with their implementations. These professional services are priced on a time and materials basis or a per project basis and include projects such as content migrations from other vendors or in-house
solutions, video player enhancements, mobile and connected TV app development, the creation of web pages optimized for video, and customization of virtual event experiences.
Sales and Marketing
We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe and the Middle East, Asia Pacific, and Japan. We further organize our go-to-market
approach by focusing our sales and marketing teams on selling to organizations in a wide range of industries, who generally want to monetize video content by distributing it to a broad audience or use video for sales, marketing, education, employee training, or enterprise communication purposes. We also generate sales through referral partners, channel partners and resellers. Additionally, we sell some of our products through our website.
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

Operations
We have relationships with a number of third-party cloud computing platforms to provide our products and services to customers, and we believe that our agreements with these platforms are based on competitive market terms and conditions, including service level commitments. We take advantage of this geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers.
Media delivery to end users, including video, audio, images and JavaScript components, is served primarily through CDN providers, including Akamai, Fastly, and AWS Cloudfront. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.
We entered into our initial agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers. The current expiration date of the agreement is April 30, 2022.
We entered into our initial agreement with Fastly in May 2020. It enables us to use Fastly CDN services for our own benefit and to resell Fastly CDN services to our customers. The current expiration date of the agreement is April 30, 2022.
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
We use AWS to provide cloud-based computing, storage and CDN services to our customers. We entered into our initial agreement with AWS on May 17, 2012. The current expiration date of our agreement with AWS is June 30, 2022. Our agreement with AWS provides that, upon termination, AWS will continue to store our content for 30 days and will, upon mutual agreement, provide additional post-termination assistance.
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
In the United States, we have 46 issued and/or allowed patents and 5 patent applications pending. Internationally, we have 37 issued and/or allowed patents and we are currently pursuing 16 patent applications, including three patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in the United States, Canada, United Kingdom, Australia, Japan, China, India, Brazil, Singapore, Mexico, South Korea, Europe, and Hong Kong, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

Our registered trademarks in the United States include “BRIGHTCOVE”, “ZENCODER” and our logo. These trademarks are also registered in certain
non-U.S.
jurisdictions, including the United Kingdom, Japan and Canada. We may apply for registrations of other marks, and of these marks in additional jurisdictions, to the extent we determine such coverage is appropriate and cost-effective.
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
Competition
We compete with video-sharing sites,
in-house
solutions, online video platforms and a broad range of other technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets and larger sales teams, as well as greater financial, technical and other resources. The overall markets for our products are fragmented, rapidly evolving and highly competitive.
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
Research and Development
We have focused our research and development efforts on expanding the functionality, scalability, and security of our products and enhancing their ease of use, as well as creating new product offerings. We expect research and development expenses to increase in absolute dollars as we intend to continue to regularly release new features and functionality, expand our product offerings, continue the localization of our products in various languages, upgrade and extend our service offerings, and develop new technologies. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.
Human Capital Resources
Brightcove employees are a team of smart, passionate people who are revolutionizing the way organizations deliver video experiences. As of December 31, 2020, we had 623 employees, of which 443 were located in the United States and 180 were located outside of the United States. None of our United States employees are represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We have a high degree of employee engagement, as demonstrated through participation in employee surveys, and we consider our relationship with our employees to be good.
We have built a culture around three core values, all of which guide us in delivering at the highest level on behalf of our customers: Execution, Innovation, and One Team. We recognize that maintaining our culture and realizing these values depends on our ability to attract, develop, and retain talent. To that end, we offer high quality benefits, including work-from-home flexibility and wellness initiatives, which take into account the diversity of our employees’ lifestyles and needs. Our leadership speaks with transparency at regular all-employee
town hall meetings, and we create opportunities for employee feedback, including through engagement surveys and our Employee Action Committee. Leveraging the power of our own video products, we provide a comprehensive library of training videos to all employees, as well as targeted training to our leadership team.
We are committed to diversity at all levels of our organization, from our Board of Directors, where a majority of members are from underrepresented groups, to our employees. We have established hiring processes, training, and partnerships with organizations to drive diversity and inclusion among our workforce. Programs such as our employee resource groups provide community and support for our employees.
Throughout the
COVID-19
pandemic, we have remained focused first and foremost on the safety and wellbeing of our employees and their families around the world. We have adapted to a remote workforce, including by providing a stipend for employees to create work places at home, and regular outreach and resources for coping with the challenging times.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form
10-K.
Available Information
Our principal executive offices are located at 290 Congress Street, Boston, Massachusetts, 02210. Our telephone number is
(888) 882-1880.
Our website address is
www.brightcove.com
. Our Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form
10-K
and should not be considered part of this or any other report that we file with or furnish to the SEC. Alternatively, these reports may be accessed at the SEC’s website at
www.sec.gov
.

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
Risks related to our business
We have a history of losses, we may continue to incur losses and we may not achieve or sustain profitability in the future.
We have incurred significant losses in each fiscal year since our inception in 2004. We experienced a consolidated net loss of $5.8 million for the year ended December 31, 2020, a consolidated net loss of $21.9 million for the year ended December 31, 2019 and a consolidated net loss of $14.0 million for the year ended December 31, 2018. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.
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
We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2020 faced bankruptcy and, as a result, we lost substantially all of the revenue we expected to generate from this customer in 2020. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.
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
Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the rates at which our customers renew;

•	the amount of revenue generated from our customers’ use of our products or services in excess of their committed contractual entitlements;

•	the timing and amount of costs of new and existing sales and marketing efforts;

•	the timing and amount of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	impacts on the national and global economies due to natural disasters, acts of terrorism, social upheaval, governmental instability, or public health emergencies, such as the COVID-19 pandemic;

•	system or service failures, security breaches or network downtime.
We operate in a rapidly developing market, which makes it difficult to evaluate our business and future prospects.
The market for our products and services is rapidly developing, which makes it difficult to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

•	market acceptance of our current and future products and services;

•	customer renewal rates;

•	our ability to compete with other companies that are currently in, or may in the future enter, the market for our products;

•	our ability to compete with customers or prospective customers that develop in-house solutions instead of purchasing our products;

•	our ability to successfully expand our business, especially internationally;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or unforeseen liabilities in connection with acquisitions;

•	our ability to successfully manage acquisitions; and

•	general economic and political conditions in our domestic and international markets.
If we do not manage these risks successfully, our business will be harmed.

Our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.
We currently maintain offices and have sales personnel in Australia, France, India, Japan, Malaysia, Singapore, South Korea, Spain, the United Arab Emirates, Mexico, Portugal, Germany, and the United Kingdom, or U.K., and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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
In June 2016, a majority of the eligible members of the electorate in the U.K. voted to withdraw from the EU in a national referendum, commonly referred to as “Brexit”. The U.K. formally left the EU on January 31, 2020, however there was an initial transition period until December 31, 2020 during which EU rules and legislation continued to apply. The U.K. and the EU have since signed a
EU-UK
Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards, however there are still many uncertainties. These uncertainties concerning the U.K.’s legal, political and economic relationship with the EU after the transition period may continue to be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise. While the full long-term effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. For example, now that the transition period is over, the U.K. will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the European Economic Area more difficult. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding the future relationship between the U.K. and EU could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.
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
The full effects of Brexit will depend on how the terms of the TCA take effect in practice and any further agreements the U.K. may make with the EU. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which could present new regulatory costs and challenges.
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
As a result of the
COVID-19
pandemic, beginning in March 2020 we temporarily closed our global offices, including our corporate headquarters. All employees globally are currently required to work remotely until further notice. We have also suspended all company-related travel. We held our annual customer conference virtually in May, shifted our partner events to virtual-only experiences, and have cancelled our participation at other customer and industry events. We may deem it advisable to similarly alter, postpone or cancel our participation at additional customer, employee or industry events in the future. All of these changes have disrupted or may disrupt the way we operate our business.
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
To the extent the
COVID-19
pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
Risks related to our operations
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
Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our leadership team in 2018, 2019 and 2020. This growth and these organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage Brightcove effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer. In addition, to manage the expected continued growth of our business, headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
As part of our business strategy, we may consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

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

Risks related to our intellectual property and third-parties
Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed through our service.
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
Our internal computer systems, or those of our strategic partners or other contractors or consultants, may fail or suffer from the unauthorized disclosure of data, unauthorized access to the service and misuse of the service, which could result in a material disruption of our product development programs and our business.
Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures.

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.
It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, however this is a recent event, and the scope of the attack is yet unknown. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack.
If any such computer system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors.
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
Risks related to our finances
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
Risks related to governmental regulation
Government and industry regulation of the Internet is evolving and could directly restrict our business or indirectly affect our business by limiting the growth of our markets. Unfavorable changes in government regulation or our failure to comply with regulations could harm our business and operating results.
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
In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996 and the EU General Data Protection Regulation 2016/679, the California Consumer Privacy Act, along with other similar laws and regulations prohibit certain types of information and content from being transmitted over the Internet. The scope of these types of prohibitions in jurisdictions around the world and the liability associated with a violation are evolving. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our products could decrease, our costs could increase, and our results of operations and financial condition could be harmed.
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
Our
business
is
subject
to
a
variety
of U.S. federal and state, as well as international
laws
and
regulations
,
including
those
regarding
privacy
,
data
protection
and
information
security
,
and
our
customers
may
be
subject
to
regulations
related
to
the
handling
and
transfer
of
certain
types
of
sensitive
and
confidential
information
.
Any
failure
to
comply
with
applicable
laws
and
regulations
would
harm
our
business
,
results
of
operations
and
financial
condition
.
We and our customers may be subject to privacy and data protection-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing (“Processing”) of personally identifiable information (such personally identifiable information collectively with all information defined or described by applicable law as “personal data,” “personal information,” “PII” or any similar term, “Personally Identifiable Information”) or other sensitive data. Existing U.S. federal and various state and foreign privacy and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy and data protection-related matters. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personally identifiable information. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. New laws, amendments to or re-interpretations
of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes, or stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.
Europe’s General Data Protection Regulation (“GDPR”) is of the most concern in this regard. The GDPR, effective since May 2018, imposes strict regulations and establishes a series of requirements regarding the collection, storage and processing of personal data. The GDPR has extra-territorial application and applies where a company, based outside the European Union, processes personal data of individuals based in the European Union as a result of offering goods or services to individuals based in the EU and/or monitoring their behavior. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections data subjects residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal data, allows them to exercise certain data subject requests, including to request deletion of personal data in certain circumstances, and provides the individual with an express right to seek legal recourse in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR enhances data protection obligations for businesses and provides direct legal obligations for service providers processing personal data on behalf of customers, including with respect to cooperation with European data protection authorities, implementation of security measures and keeping records of personal data processing activities. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenues, whichever is higher.
In addition to the GDPR, the European Union is also in the process of replacing the
e-Privacy
Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still going through the European legislative process. Draft regulations were rejected by the Permanent Representatives Committee of the Council of EU on November 22, 2019; it is not clear when new regulations will be adopted. Preparing for and complying with the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations.
Non-compliance
could result in proceedings against us by governmental entities, customers, data subjects, consumer associations or others.
The
EU-U.S.
and the
Swiss-U.S. Privacy Shield frameworks
allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. Recently, the Court of Justice of the EU ruled that the
EU-U.S. Privacy Shield is
an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism, provided they meet certain requirements. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S., such as recent recommendations from the European Data Protection Board, the invalidation of the
EU-U.S. Privacy Shield and
potential invalidation of other data transfer mechanisms. These developments could have a significant adverse impact on our ability to transfer personal data outside of the European Economic Area. Compliance obligations could cause us to incur costs or harm the operations of our products and services in ways that harm our business.
In the United States, California recently enacted the California Consumer Privacy Act, or “CCPA,” which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered businesses, such as our company, to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out
of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA exemplifying the vulnerability of our business to the evolving regulatory environment related to personal data and protected information.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

We also anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
With respect to all of the foregoing, any failure or perceived failure by us to comply with U.S. federal or state, EU or other foreign privacy or data security laws, policies, industry standards or legal obligations, or any security incident that results in the unauthorized Processing of Personally Identifiable Information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity. Efforts to ensure that our business arrangements will comply with applicable information privacy laws may involve substantial costs. Various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal, and administrative penalties, damages, fines, individual imprisonment, or restructuring of our operations.
Risk related to owning our common stock
Our stock price has been volatile and is likely to be volatile in the future.
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
Our corporate headquarters are located in Boston, Massachusetts. We lease 82,184 square feet pursuant to a lease that terminates March 31, 2022. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million. On December 23, 2020 the Company entered into a partial termination of the office lease to reduce the space to 40,753 square feet, which will be effective as of April 30, 2021.
We have sales and marketing offices in Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Mumbai, India; and Singapore. Our office in New York, New York is used for sales and marketing as well as research and development. Our entire office in London, England is subleased. Our offices in Chennai, India, Guadalajara, Mexico, Funchal, Portugal and Covilha, Portugal are primarily used for research and development. We believe our facilities are adequate for our current needs.

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
Stockholders
As of February 18 2021, there were approximately 70 holders of record of our common stock (not including beneficial holders of stock held in street name).
Equity Compensation Plans
The information required by Item 5 of Form
10-K
regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form
10-K.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2016 and December 31, 2020, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2016 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 31, 2015 of $6.20 per share as the initial value of our common stock.

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

	1/1/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Brightcove Inc.	100.0	103.5	91.3	90.5	111.7	296.8
NASDAQ Composite Index	100.0	113.7	145.8	140.1	189.5	257.4
NASDAQ Computer & Data Processing Index	100.0	119.3	165.5	159.4	239.7	338.3
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common stock made during the year ended December 31, 2020.

Item 6.	Selected Consolidated Financial Data
This item is no longer required per SEC Release
No. 33-10890;
34-90459;
IC-34100;
File No.
S7-01-20

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
10-K,
particularly in “Risk Factors.”
Overview
We are a leading global provider of cloud-based services for video. We were incorporated in Delaware in August 2004. With our Emmy
®
-winning technology and award-winning services, we help our customers realize the potential of video to address business-critical challenges. Customers rely on our suite of products, services, and expertise to reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.
We sell five core video products that help our customers use video to further their businesses in meaningful ways: (1) Video Cloud, our flagship product and the world’s leading online video platform, enables our customers to quickly and easily distribute high-quality video to Internet-connected devices; (2) Brightcove Live, our industry-leading solution for live streaming, delivers high-quality viewer experiences at scale; (3) Brightcove Beacon, a purpose-built application that enables companies to launch premium OTT video experiences quickly and cost effectively, across devices and with the flexibility of multiple monetization models; (4) Brightcove Player, an exceptionally fast, cloud-based technology for creating and managing video experiences; and (5) Zencoder, a powerful, cloud-based video encoding technology.
Customers can complement their use of our core products with modular technologies that provide enhanced capabilities such as (1) innovative ad insertion and video stitching through Brightcove SSAI; (2) efficient publication of videos to Facebook, Twitter, and YouTube through Brightcove Social; (3) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign; (4) simple streaming of video communications to an app through Brightcove Engage; and (5) create branded video experience by accessing templates with built-in
best practices through Brightcove Gallery.
We have also brought to market several video solutions, which are comprised of a suite of video technologies that address specific customer use-cases
and needs: (1) Virtual Events Experience helps brands to transform events into customized virtual experiences; (2) Brightcove Video Marketing Suite, enables marketers to use video to drive brand awareness, engagement and conversion; and (3) Brightcove Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.
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
As of December 31, 2020, and 2019 we had 623 and 610 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $184.5 million in the year ended December 31, 2019 to $197.4 million in the year ended December 31, 2020, primarily related to an increase in revenue from our subscription-based SaaS. Our consolidated net loss was $5.8 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. Included in consolidated net loss for the year ended December 31, 2020 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $5.8 million, $8.8 million and $3.4 million, respectively. Included in consolidated net loss for the year ended December 31, 2019 was merger-related expenses, stock-based compensation expense and amortization of acquired intangible assets of $11.4 million, $9.3 million, and $3.2 million, respectively.
For the years ended December 31, 2020 and 2019, our revenue derived from customers located outside North America was 45% and 47%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2020	2019
Customers (at period end)
Volume	1,051	1,257
Premium	2,279	2,338

Total customers (at period end)	3,330	3,595

Recurring dollar retention rate	89%	89%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$89.5	$82.4
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.7	$4.6
Total backlog, excluding professional services engagements (in millions)	$148.0	$128.9
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$114.7	$100.6

•
Number of Customers
. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month
contracts and
pay-as-you-go
contracts), our SSAI customers, our Player customers, our OTT Flow customers (OTT Flow is our partner-based OTT platform, which preceded Brightcove Beacon), our Virtual Event Experience customers, our Video Marketing Suite customers, our Enterprise Video Suite customers, our Brightcove Beacon customers, Brightcove Engage customers and our Brightcove Campaign customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month
contracts and
pay-as-you-go
contracts.

Our
go-to-market
focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased compared to the prior period due to some customers deciding to switch to in-house
solutions or other third-party solutions and some customers acquired in the Ooyala acquisition deciding not to switch to our solution. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2021 and beyond as we continue to focus on the market for our premium solutions.

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
See the section titled “Risk Factors” included under Item 1A for further discussion of the possible impact of the COVID-19 pandemic
on our business.
Components of Consolidated Statements of Operations
Revenue
Subscription and Support Revenue
 — We generate subscription and support revenue from the sale of our products.

Video Cloud is offered in two product lines. The first product line is comprised of our premium product editions. All premium editions include functionality to publish and distribute video to Internet-connected devices, with higher levels of premium editions providing additional features and functionality. Customer arrangements are typically one-year
contracts, which include a subscription to Video Cloud, basic support and a pre-determined
amount of video streams, bandwidth, transcoding and storage. We also offer gold, platinum and platinum plus support to our premium customers for an additional fee. The pricing for our premium editions is based on the value of our software, as well as the number of users, accounts and usage, which is comprised of video streams, bandwidth, transcoding and storage. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. The second product line is comprised of our volume product edition. Our volume editions target small and medium-sized businesses, or
SMBs. The volume editions provide customers with the same basic functionality that is offered in our premium product editions but have been designed for customers who have lower usage requirements and do not typically require advanced features and functionality. We discontinued the lower level pricing options for the Express edition of our volume offering and expect the total number of customers using the Express edition to continue to decrease. Customers who purchase the volume editions generally enter into month-to-month agreements.
Volume customers are generally billed on a monthly basis and pay via a credit card.
Virtual Events Experience, Brightcove Live and Brightcove Player are offered to customers on a subscription basis. Customer arrangements are typically one-year contracts,
which include a subscription to Virtual Events Experience, Brightcove Live or the Brightcove Player, basic support and a pre-determined amount
of video streams, bandwidth, transcoding, and storage and only video streams for Brightcove Player. We also offer gold, platinum, and platinum plus support to our Virtual Events Experience, Brightcove Live and Brightcove Player customers for an additional fee. The pricing for these products is based on the value of our software, as well as, the number of users, accounts and usage. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.
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
All Brightcove Beacon, OTT Flow, Brightcove Campaign, Brightcove Live, SSAI, Player, Virtual Events Experience, Video Marketing Suite and Enterprise Video Suite customers are considered premium customers.
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
Cost of revenue increased in absolute dollars from 2019 to 2020. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
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
Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets and deferred tax assets of certain foreign subsidiaries at December 31, 2020. We maintain net deferred tax liabilities for temporary differences related to our Japanese subsidiary.
Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2020, 2019 and 2018, we recorded stock-based compensation expense of $8.8 million, $9.3 million, and $6.6 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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

Income Taxes
We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against substantially all of our net U.S. deferred tax assets and deferred tax assets of certain foreign subsidiaries at December 31, 2020. We recognized a deferred tax liability in the U.S. for a portion of our indefinite lived intangibles and other deferred tax liabilities that would not be offset against deferred tax assets. We maintain net deferred tax liabilities for temporary differences related to our Japanese subsidiary. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
As of December 31, 2020 and 2019, we had no material unrecognized tax benefits.
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
When goodwill is impaired, we record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. For the year ended December 31, 2020, we have not identified any impairment of our goodwill.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$187,341	$173,818	$150,941
Professional services and other revenue	10,012	10,637	13,892

Total revenue	197,353	184,455	164,833
Cost of revenue:
Cost of subscription and support revenue	67,124	67,064	53,311
Cost of professional services and other revenue	8,973	8,405	13,313

Total cost of revenue	76,097	75,469	66,624

Gross profit	121,256	108,986	98,209
Operating expenses:
Research and development	33,978	32,535	31,716
Sales and marketing	59,812	60,375	55,775
General and administrative	27,021	25,692	23,103
Merger-related	5,768	11,447	716

Total operating expenses	126,579	130,049	111,310

Loss from operations	(5,323)	(21,063)	(13,101)
Other income (expense), net	128	(280)	(326)

Loss before income taxes	(5,195)	(21,343)	(13,427)
Provision for income taxes	618	560	601

Net loss	$(5,813)	$(21,903)	$(14,028)

Net loss per share - basic and diluted	$(0.15)	$(0.58)	$(0.39)

Weighted-average number of common shares used in computing net loss per share - basic and diluted	39,473	38,028	35,808

Overview of Results of Operations for the Years Ended December 31, 2020 and 2019
Total revenue increased by 7%, or $12.9 million, in 2020 compared to 2019 due to an increase in subscription and support revenue of 8%, or $13.5 million, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. This increase was offset by a decrease in professional services and other revenue of 6%, or $625,000. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $13.1 million, or 7%, in 2020 compared to 2019. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $12.3 million, or 11%, in 2020 compared to 2019, primarily due to an increase in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Loss from operations was $5.3 million in 2020 compared to $21.1 million in 2019. Our ability to decrease operating loss will depend primarily on greater revenue from both new and existing customers and from improved efficiencies. As of December 31, 2020, we had $37.5 million of unrestricted cash and cash equivalents, an increase of $14.7 million from $22.8 million at December 31, 2019, due primarily to $21.3 million of cash provided by operating activities, $2.2 million in proceeds from exercises of stock options, and $540,000 in exchange rate changes on cash and cash equivalents. These increases were offset by $6.4 million in capitalized internal use software costs, $2.3 million in capital expenditures and $631,000 in other financing activities.
Revenue

	Year Ended December 31,
	2020		2019		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$193,695	98%	$180,624	98%	$13,071	7%
Volume	3,658	2	3,831	2	(173)	(5)

Total	$197,353	100%	$184,455	100%	$12,898	7%

During 2020, revenue increased by $12.9 million, or 7%, compared to 2019, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $13.1 million, or 7%, is primarily the result of a 9% increase in average revenue per premium customer. During 2020, volume revenue decreased by $173,000, or 5%, compared to 2019, driven by a decrease in customers as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2020		2019		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$187,341	95%	$173,818	94%	$13,523	8%
Professional services and other	10,012	5	10,637	6	(625)	(6)

Total	$197,353	100%	$184,455	100%	$12,898	7%

During 2020, subscription and support revenue increased by $13.5 million, or 8%, compared to 2019. The increase was primarily related to a 9% increase in average revenue per premium customer during the year ended December 31, 2020. In addition, professional services and other revenue decreased by $625,000, or 6%, compared to the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2020		2019		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$107,686	55%	$97,309	53%	$10,377	11%

Europe	34,001	17	31,587	17	2,414	8
Japan	25,745	13	22,150	12	3,595	16
Asia Pacific	28,984	15	32,391	17	(3,407)	(11)
Other	937	—	1,018	1	(81)	(8)

International subtotal	89,667	45	87,146	47	2,521	3

Total	$197,353	100%	$184,455	100%	$12,898	7%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During 2020, total revenue for North America increased $10.4 million, or 11%, compared to 2019. During 2020, total revenue outside of North America increased $2.5 million, or 3%, compared to 2019. The increase in revenue from international regions is primarily related to increases in revenue in Europe and Japan.
Cost of Revenue

	Year Ended December 31,
	2020		2019		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$67,124	36%	$67,064	39%	$60	0%
Professional services and other	8,973	90	8,405	79	568	7

Total	$76,097	39%	$75,469	41%	$628	1%

During 2020, cost of subscription and support revenue did not change significantly.
During 2020, cost of professional services and other revenue increased $568,000, or 7%, compared to 2019. This increase corresponds to increases in contractor expenses of $1.1 million due to higher levels of implementation and professional services provided. This increase was offset in part by decreases in employee-related, travel and entertainment, rent, and external storage expenses of $310,000, $78,000, $58,000, and $57,000, respectively.
Gross Profit

	Year Ended December 31,
	2020		2019		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$120,217	64%	$106,754	61%	$13,463	13%
Professional services and other	1,039	10	2,232	21	(1,193)	(53)

Total	$121,256	61%	$108,986	59%	$12,270	11%

The overall gross profit percentage was 61% and 59% for the years ended December 31, 2020 and 2019, respectively. Subscription and support gross profit increased $13.5 million, or 13%, compared to 2019. In addition, professional services and other gross profit decreased $1.2 million, or 53%, compared to 2019. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2020		2019		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$33,978	17%	$32,535	18%	$1,443	4%
Sales and marketing	59,812	30	60,375	33	(563)	(1)
General and administrative	27,021	14	25,692	14	1,329	5
Merger-related	5,768	3	11,447	6	(5,679)	(50)

Total	$126,579	64%	$130,049	71%	$(3,470)	(3)%

Research and Development
.
 During 2020, research and development expense increased by $1.4 million, or 4%, compared to 2019. This increase was primarily due to increases in employee-related and contractor expenses of $1.4 million and $961,000, respectively. These increases were offset by decreases in recruiting and stock-based compensation expenses of $602,000 and $367,000, respectively. We expect our research and development expense to remain relatively unchanged in future periods.
Sales and Marketing
.
During 2020, sales and marketing expense decreased by $563,000 million, or 1%, compared to 2019 primarily due to decreases in travel and entertainment, employee-related and recruiting expenses of $3.2 million, $513,000, and $102,000, respectively. These decreases were partially offset by increases in contractor expenses, commissions, computer maintenance and support expenses and stock-based compensation expense of $1.3 million, $1.0 million, $543,000, and $426,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.
General and Administrative
.
During 2020, general and administrative expense increased by $1.3 million, or 5%, compared to 2019 primarily due to increases in employee-related and insurance expenses of $1.9 million and $264,000, respectively. These increases were offset by decreases in stock-based compensation and recruiting expenses $468,000 and $388,000, respectively. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
During 2020, merger-related expense decreased by $5.7 million, or 50%, compared to 2019 primarily due to the costs associated with the 2019 acquisition of Ooyala.
Overview of Results of Operations for the Years Ended December 31, 2019 and 2018
Please see our Form
10-K
for the year ended December 31, 2019 for an overview of results of operations for the years ended December 31, 2019 and 2018.
Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at December 31, 2020 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2020 and 2019, we had $17.1 million and $14.0 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free
but could still be subject to foreign withholding taxes. On April 1, 2019, we completed the acquisition of the online video platform assets of Ooyala in exchange for 1,056,763 unregistered shares of our common stock and

$2.6 million in cash. On August 1, 2019, we completed the acquisition of a company in exchange for 270,686 unregistered shares of our common stock and $2.8 million in cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2020	2019	2018
	(in thousands)
Cash flows provided by operating activities	21,312	2,708	2,550
Cash flows used in investing activities	(8,724)	(12,618)	(4,531)
Cash flows provided by financing activities	1,585	3,177	5,250
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
Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash
items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2020 was $21.3 million. The cash flow provided by operating activities primarily resulted from net non-cash charges
of $18.1 million and changes in our operating assets and liabilities of $9.0 million, partially offset by net losses of $5.8 million.
Net non-cash expenses
consisted of $8.8 million for stock-based compensation, $8.7 million for depreciation and amortization, and $648,000 for provision for reserves on accounts receivable. Cash provided from changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $1.4 million and increases in deferred revenue, accrued expenses, and accounts payable of $9.7 million, $5.6 million, and $1.0 million, respectively. These inflows were offset in part by increases in prepaid expenses and other assets of $6.9 million and $1.9 million, respectively.
Cash flows used in investing activities.
Cash used in investing activities during the year ended December 31, 2020 was $8.7 million, consisting primarily of $6.4 million for the capitalization of internal-use
software costs and $2.3 million in capital expenditures to support the business.
Cash flows provided by financing activities.
Cash provided by financing activities for the year ended December 31, 2020 was $1.6 million, consisting of proceeds received on the exercise of common stock options of $2.2 million, offset by other activity of $631,000.
Credit facility.
On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of December 31, 2020. As we have not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2020.

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
$10 million borrowed was fully repaid by December 31, 2020. The effective interest rate for the amounts borrowed during 2020 was 4%.
Net operating loss carryforwards.
As of December 31, 2020, the Company had federal net operating losses of approximately $198.0 million, of which $161.8 million are available to offset future taxable income, if any, through 2037 and $36.2 million which are available to offset future taxable income indefinitely. As of December 31, 2020, the Company had state net operating losses of approximately $90.9 million, of which $88.3 million are available to offset future taxable income, if any, through 2040 and $2.6 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $8.5 million and $5.2 million, respectively, which expire in various amounts through 2040. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended.
In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2020 and 2019.
Contractual Obligations and Commitments
Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for content delivery network services, hosting and other support services. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2020:

	Payment Due by Period
	Total	Less than 1 Year	More than 1 Year
Operating lease obligations	$9,844	$4,352	$5,492
Outstanding purchase obligations	40,816	26,542	14,274

Total	$50,660	$30,894	$19,766

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
Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2020	2019
Revenues generated in locations outside the United States	50%	51%
Revenues in currencies other than the United States dollar (1)	30%	31%
Expenses in currencies other than the United States dollar (1)	15%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2020 and 2019:

	Twelve Months Ended December 31, 2020
	Revenues	Expenses
Euro	8%	1%
British pound	6	6
Japanese Yen	13	2
Other	3	6

Total	30%	15%

	Twelve Months Ended December 31, 2019
	Revenues	Expenses
Euro	7%	1%
British pound	7	6
Japanese Yen	12	3
Other	5	6

Total	31%	16%
As of December 31, 2020 and 2019, we had $9.0 million and $7.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
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
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at December 31, 2020, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2020, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.9 million, decreased expenses by $3.4 million and increased operating losses by $2.5 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of
non-U.S.
dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2020.

Interest rate risk
We had cash and cash equivalents totaling $37.5 million at December 31, 2020. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

Item 8.	Financial Statements and Supplementary Data
Brightcove Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Brightcove Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Variable Consideration

Description of the Matter	As described in Note 2 and Note 4 to the consolidated financial statements, the Company’s contracts contain transaction prices with variable amounts of consideration related to usage-based fees. The Company estimates the revenue pertaining to a customer’s usage that is expected to exceed the annual entitlement allowance, after consideration of any constraints, which is recognized ratably over the service period.

Auditing the Company’s measurement of variable consideration is especially challenging and subjective because estimating customers usage involves a large volume of contracts and subjective management assumptions related to estimated future usage. Changes in assumptions of estimated future usage can have a material effect on the amount of revenue recognized in the period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the assessment and recording of variable consideration including the Company’s evaluation of potential estimated future usage at the contract level including the impacts of any constraints. We identified and tested controls used for the accumulation of the actual usage to date as well as the assessment of the estimated forecasted usage and related impacts of any constraints.

To test variable consideration, our audit procedures included, amongst others, testing the completeness and accuracy of the underlying data used in the Company’s calculation. This included, for a sample of contracts, agreeing the entitlement allowances to the underlying contracts and agreeing the actual usage to the underlying revenue systems. To evaluate management’s assumptions for estimated future usage, for a sample of contracts, we tested management’s estimated usage over the annual entitlement allowance by comparing the entitlement and usage rates to actual customer experience, as well as interviewing sales representatives to understand the actual and expected usage. For a sample of contracts, we tested the Company’s ability to assess constraints by analyzing the subsequent usage over the annual entitlement allowance. We also tested the Company’s historical lookback analysis on a sample basis. Lastly, we performed sensitivity analyses to evaluate how the changes in management’s assumptions of future usage based on historical trends could affect revenue recognized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Boston, Massachusetts
February 24, 2021

Brightcove Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$37,472	$22,759
Accounts receivable, net of allowance of $648 and $904 at December 31, 2020 and December 31, 2019, respectively	29,305	31,181
Prepaid expenses	5,760	5,171
Other current assets	12,978	6,713

Total current assets	85,515	65,824
Property and equipment, net	15,968	12,086
Operating lease right-of-use asset	8,699	16,912
Intangible assets, net	10,465	13,875
Goodwill	60,902	60,902
Other assets	5,254	3,268

Total assets	$186,803	$172,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,456	$9,917
Accrued expenses	25,397	20,925
Operating lease liability	4,346	6,174
Deferred revenue	58,741	49,260

Total current liabilities	98,940	86,276
Operating lease liability, net of current portion	5,498	11,701
Other liabilities	2,763	767

Total liabilities	107,201	98,744
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,152,021 and 39,042,787 shares issued at December 31, 2020 and 2019, respectively	40	39
Additional paid-in capital	287,059	276,365
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(188)	(785)
Accumulated deficit	(206,438)	(200,625)

Total stockholders’ equity	79,602	74,123

Total liabilities and stockholders’ equity	$186,803	$172,867

See accompanying notes.

F-
3

Brightcove Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$187,341	$173,818	$150,941
Professional services and other revenue	$10,012	10,637	13,892

Total revenue	197,353	184,455	164,833
Cost of revenue:
Cost of subscription and support revenue	67,124	67,064	53,311
Cost of professional services and other revenue	8,973	8,405	13,313

Total cost of revenue	76,097	75,469	66,624

Gross profit	121,256	108,986	98,209
Operating expenses:
Research and development	33,978	32,535	31,716
Sales and marketing	59,812	60,375	55,775
General and administrative	27,021	25,692	23,103
Merger-related	5,768	11,447	716

Total operating expenses	126,579	130,049	111,310

Loss from operations	(5,323)	(21,063)	(13,101)
Other (expense) income, net	128	(280)	(326)

Loss before income taxes	(5,195)	(21,343)	(13,427)
Provision for income taxes	618	560	601

Net loss	$(5,813)	$(21,903)	$(14,028)

Net loss per share — basic and diluted	$(0.15)	$(0.58)	$(0.39)

Weighted-average number of common shares used in computing net loss per share — basic and diluted	39,473	38,028	35,808

See accompanying notes.

F-
4

Brightcove Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(5,813)	$(21,903)	$(14,028)
Other comprehensive (loss) income:
Foreign currency translation adjustments	597	167	(143)

Comprehensive loss	$(5,216)	$(21,736)	$(14,171)

See accompanying notes.

Brightcove Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	39,042,787	36,752,469	34,933,408
Common stock issued upon acquisition	—	1,286,846	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,109,234	1,003,472	1,819,061

Balance, end of period	40,152,021	39,042,787	36,752,469

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$39	$37	$35
Common stock issued upon acquisition	—	1	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	1	2

Balance, end of period	$40	$39	$37

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$276,365	$251,122	$238,700
Common stock issued upon acquisition	—	12,248	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,617	3,413	5,585
Stock-based compensation expense	9,077	9,582	6,837
Impact of adoption of ASU 2016-09 as of January 1, 2017	—	—	—

Balance, end of period	$287,059	$276,365	$251,122

Accumulated deficit
Balance, beginning of period	$(200,625)	$(178,722)	$(170,299)
Net loss	(5,813)	(21,903)	(14,028)
Impact of adoption of ASU 2014-09 as of January 1, 2018	—	—	5,605

Balance, end of period	$(206,438)	$(200,625)	$(178,722)

Accumulated other comprehensive loss
Balance, beginning of period	$(785)	$(952)	$(809)
Foreign currency translation adjustment	597	167	(143)

Balance, end of period	$(188)	$(785)	$(952)

Total stockholders’ equity	$79,602	$74,123	$70,614

See accompanying notes.

Brightcove Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities
Net loss	$(5,813)	$(21,903)	$(14,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,695	8,422	6,796
Stock-based compensation	8,785	9,259	6,649
Provision for reserves on accounts receivable	648	1,137	199
Changes in assets and liabilities:
Accounts receivable	1,358	(5,537)	2,791
Prepaid expenses and other current assets	(6,918)	1,213	294
Other assets	(1,937)	(758)	(418)
Accounts payable	1,014	1,682	1,197
Accrued expenses	5,600	6,749	326
Operating leases	182	(302)	—
Deferred revenue	9,698	2,746	(1,256)

Net cash provided by operating activities	21,312	2,708	2,550
Investing activities
Cash paid for acquisition, net of cash acquired	—	(5,339)	—
Purchases of property and equipment, net of returns (Note 2)	(2,362)	(1,047)	(1,538)
Capitalized internal-use software costs	(6,362)	(6,232)	(2,993)

Net cash used in investing activities	(8,724)	(12,618)	(4,531)
Financing activities
Proceeds from exercise of stock options	2,216	3,473	5,757
Proceeds from debt	10,000	0	0
Payments on debt	(10,000)	0	0
Other financing activities	(631)	(296)	(507)
Net cash provided by financing activities	1,585	3,177	5,250
Effect of exchange rate changes on cash and cash equivalents	540	186	(95)

Net increase (decrease) in cash and cash equivalents	14,713	(6,547)	3,174
Cash and cash equivalents at beginning of period	22,759	29,306	26,132

Cash and cash equivalents at end of period	$37,472	$22,759	$29,306

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$6,326	$7,382	$—

Cash paid for income taxes	$1,190	$555	$384

Cash paid for interest	$205	$6	$8

Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$267	$322	$188

Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$49	$20	$—

Fair value of shares issued for acquisition of a business	$—	$12,250	$—

See accompanying notes.

Brightcove Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
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
Leases
using the additional transition method introduced
by ASU 2018-11
on January 1, 2019 and
ASC
606
Revenue from Contracts with Customers
using the modified retrospective method on January 1, 2018.
Use of Estimates and Uncertainties
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period.
Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and variable consideration,
contingent liabilities, intangible asset valuations, and the realizability of the Company’s deferred tax assets.
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

F-
8

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
The Company did

no
t have any short-term or long-term investments at December 31, 2020 or 2019. Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
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
The Company estimates the useful life of property and equipment as follows:

Estimated Useful Life (in Years)
Computer equipment	3
Software	3 - 6
Furniture and fixtures	5
Leasehold improvements	Shorter of lease term or the estimated useful life

F-
9

Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures
, establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
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
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2020 or 2019. Realized gains and losses from sales of the Company’s investments are included in “Other income (expense), net”.
The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease liabilities and equipment financing, approximated their fair values at December 31, 2020 and 2019, due to the short-term nature of these instrument
s
.
The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts.
The Company’s financial instruments carried at fair value were less than $0.1 million as of December 31, 2020 and 2019.

F-
10

Revenue
The Company adopted ASC 606 on January 1, 2018 and applied the modified retrospective method of adoption with a cumulative catch-up adjustment to the
opening balance of retained earnings at January 1, 2018. As a result, the Company applied ASC 606 only to contracts that were not yet completed as of January 1, 2018. The Company recognized a cumulative catch-up adjustment,
primarily related to the capitalization of costs to obtain a contract (commissions) to the opening balance of accumulated deficit at the effective date for contracts that still require performance by the entity at the date of adoption. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

F-
11

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
Costs to Obtain a Contract
Commissions are paid to internal sales representatives as compensation for obtaining contracts. Under the new guidance, the Company capitalizes commissions that are incremental, as a result of costs incurred to obtain a customer contract, if those costs are not within the scope of another topic within the accounting literature and meet the specified criteria. Assets recognized for costs to obtain a contract are amortized over the period of performance for the underlying customer contracts. The commission expense on contracts with new customers is recorded over the average life of a customer given the commission amount associated with sales to new customers is not commensurate with the commission amount associated with the contract renewal for those same customers. The commission amount associated with the renewal of a contract in addition to any commission amount related to incremental sales are recorded as expense over the term of the renewed contract. These assets are periodically assessed for impairment.
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
Effective January 1, 2020, the Company adopted ASC 326, which requires measurement and recognition of expected credit losses for financial assets held. Estimating credit losses based on risk characteristics requires significant judgment by the Company. Significant judgments include, but are not limited to: assessing current economic conditions and the extent to which they would be relevant to the existing characteristics of the Company’s financial assets, the estimated life of financial assets, and the level of reliance on historical experience in light of economic conditions.

The Company reviews and updates, when necessary, its historical risk characteristics that are meaningful to estimating credit losses, any new risk characteristics that arise in the natural course of business, and the estimated life of its financial assets.

The Company uses the aging method to estimate its expected credit losses on trade accounts receivable (“AR”) and unbilled trade accounts receivable (“UAR”). In order to estimate expected credit losses, the Company assesses recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the aging method into risk pools. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. In the absence of current economic conditions and/or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses. As of December 31, 2020 Company estimates the typical life
of its AR
as 50-60 days.
This estimate is based on the Company’s historical experience for days sales outstanding (“DSO”).
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of December 31, 2020, the financial assets of the Company within the scope of the assessment comprised trade accounts receivable (“AR”) and unbilled trade accounts receivable. Unbilled trade accounts receivable (“UAR”) is reflected in Other Current Assets on the Company’s Consolidated Balance Sheets and was $2.1 million and $1.9 million as of December 31, 2020 and December 31, 2019, respectively. Estimated credit losses for UAR were not material.
The information obtained from assessing historical experience, current economic conditions and reasonable and supportable forecasts were used to identify risk characteristics that can affect future credit loss experience. The historical analysis yielded one material risk factor, the geographical location of the customer. Specifically, historical experience showed that AR that was due from customers in the Asia Pacific region had experienced more credit losses than the other geographic areas listed in Note 15. Europe and Japan had significantly less credit loss experience when compared to Asia Pacific while North America’s credit loss experience was commensurate with the proportion of total AR that North America’s AR comprised. There were no other significant risk characteristics identified in the review of historical experience.
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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December
31
,
2020
,
2019
and
2018
:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2020	$904	$648	$(904)	$648
Year ended December 31, 2019	190	1,137	(423)	904
Year ended December 31, 2018	146	199	(155)	190
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
For the years ended December 31, 2020, 2019 and 2018, no individual customer accounted for more than 10% of total revenue. As of December 31, 2020 and 2019, no individual customer accounted for more than 10% of accounts receivable, net.
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
Software Development Costs
Costs incurred to develop software applications used in the Company’s on-demand
application services consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use
computer software, and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management, with the relevant authority, authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to,
internal-use
software are expensed as incurred. These capitalized costs are amortized on a straight-line basis over the expected useful life of the software, which is estimated to be three years. Capitalized internal-use
software development costs are classified as “Software” within “Property and Equipment, net” in the accompanying consolidated balance sheets
.
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $6,659, $6,574 and $3,152, respectively, of internal-use
software development costs. The Company recorded amortization expense associated with its capitalized
internal-use
software development costs of $4,044, $3,784 and $2,962 for the years ended December 31, 2020, 2019 and 2018, respectively.
Leases
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
For the years ended December 31, 2020, 2019 and 2018, the Company has not identified any impairment of its long-lived assets.
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
 If there is an impairment, the amount of the impairment is on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1
.
The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2020 and 2019. The Company evaluates impairment by comparing the estimated fair value of its reporting unit to its carrying value. The Company estimates fair value primarily utilizing the market approach and no impairments of goodwill have been identified.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner
sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2020 and 2019.
Net Loss per Share
The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common stock and outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred. The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Options outstanding	2,110	2,479	2,738
Restricted stock units outstanding	3,588	3,626	3,034
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
The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not
threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2020 or 2019.
Stock-Based Compensation
At December 31, 2020, the Company had five stock-based compensation plans, which are more fully described in Note 11.
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
For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For performance-based awards with service-based vesting conditions, the Company recognizes compensation expense based upon a review of the Company’s expected achievement against the specified target
s
.
Forfeitures are recognized as they occur.
Advertising Costs
Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2,584, $2,658 and $2,657 for the years ended December 31, 2020, 2019 and 2018, respectively.
Merger-related Costs
Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities.

In 2020, merger-related costs incurred were primarily related to the transition of Ooyala customers to the Company’s technology and, to a lesser extent, general merger and related activities
.
In 2019, merger-related costs incurred were primarily in connection with the entry into a definitive agreement in February 2019 to acquire the online video player related assets from Ooyala, Inc. and certain of its subsidiaries and costs related to the transition of Ooyala customers to the Company’s technology.
Recent Accounting Pronouncements and Standards
Recently Adopted Accounting Pronouncements
ASU
No. 2016-13
In June 2016, the FASB
issued ASU No. 2016-13, which requires
measurement and recognition of expected credit losses for financial assets held. Effective January 1, 2020, the Company adopted ASC 326 using the transition method introduced by ASU 2016-13. The
adoption of ASC 326 did not result in an adjustment to the estimated allowance as of December 31, 2019.
ASU
No. 2018-15
In August 2018, the FASB issued ASU
No. 2018-15,
Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements.
The Company adopted this standard effective January 1, 2020, using a prospective approach. The adoption of this new standard did not have a material impact on our consolidated financial statements. Subsequent impacts on our consolidated financial statements will depend on the magnitude of implementation costs to be incurred. Implementation costs capitalized subsequent to adoption are recognized in operating expenses on the consolidated statements of operations over the noncancelable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.
ASU
No. 2019-12
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up
in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date
losses that exceed anticipated losses.
The Company adopted this standard prospectively effective January 1, 2020. The adoption of this new standard did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU
No. 2020-06
In August 2020, the FASB issued ASU
No. 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning
January
 1, 2022, and earlier adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
unregistered shares of common stock of the Company valued at $
8.9
 million and paid $
2.6
 million in cash Pursuant to the Purchase Agreement, approximately $
2.65
 million of the cash consideration was placed into an escrow account to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements.
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
During the year

ended December 31, 2019, the Company incurred $
3.4
 million of costs incurred related to the closing of the Ooyala Acquisition.
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
The August Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of the acquired company have been included in the accompanying  consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the August Acquisition and using assumptions that the Company’s management believes are reasonable given the information currently available.
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
non-deductible
for tax purposes.

The total purchase price for the August Acquisition has been allocated as follows:

Cash	$981
Accounts receivable	$393
Other tangible assets	$210
Identifiable intangible assets	$1,525
Goodwill	$5,541
Accounts payable	$(177)
Deferred revenue	$(138)
Accrued expenses	$(322)
Deferred tax liability	$(333)

Total estimated purchase price	$7,680

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on the valuations:

	Amount	Useful Life
Developed technology	$1,293	4
Customer relationships	232	4

Total	$1,525

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
Goodwill was $60,902 at December 31, 2020 and 2019. There were no
changes in the carrying amount of goodwill for the year ended December 31, 2020.
4. Cash and Cash Equivalents
Cash and cash equivalents as of December 31, 2020 and 2019 consist of the following:

	December 31, 2020
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$37,431	$37,431
Money market funds	Demand	41	41

Total cash and cash equivalents		$37,472	$37,472

	December 31, 2019
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$22,718	$22,718
Money market funds	Demand	41	41

Total cash and cash equivalents		$22,759	$22,759

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2020	2019
Computer equipment	$13,561	$14,807
Software	34,739	27,882
Furniture and fixtures	3,196	2,965
Leasehold improvements	2,439	1,821

	53,935	47,475
Less accumulated depreciation and amortization	37,967	35,389

	$15,968	$12,086

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use
software development costs, for the years ended December 31, 2020, 2019 and 2018 was $5,284, $5,217 and $4,479, respectively.
6. Revenue from Contracts with Customers
The Company primarily derives revenue from the sale of its online video platform, which enables its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Revenue is derived from three primary sources: (1) the subscription to its technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include initiation, set-up and
customization services.
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non - current)	Total Deferred Revenue
Balance at December 31, 2020	29,305	2,078	58,741	811	59,552
Balance at December 31, 2019	$31,181	$1,871	$49,260	$299	$49,559
Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $49.0 million. During the year ended December 31, 2020, the Company did not recognize any material
revenue from performance obligations satisfied or partially satisfied in previous periods.
The assets recognized for costs to obtain a contract were $13.3 million and $5.9 million as of December 31, 2020 and December 31, 2019, respectively. Amortization expense recognized for costs to obtain a contract was $8.3 million, $7.3 million and $7.2 million during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
Transaction Price Allocated to Future Performance Obligations
As of December 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $148.0 million, of which approximately $114.7 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by June 2024.

7. Intangible Assets
Finite-lived intangible assets consist of the following as of December 31, 2020:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$16,154	$14,215	$1,939
Customer relationships	9	15,487	6,961	8,526
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$33,921	$23,456	$10,465

Finite-lived intangible assets consist of the following as of December 31, 2019:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$16,154	$12,714	$3,440
Customer relationships	9	15,487	5,052	10,435
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$33,921	$20,046	$13,875

The following table summarizes amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Cost of subscription and support revenue	$1,501	$1,621	$1,651
Sales and marketing	1,909	1,584	666

	$3,410	$3,205	$2,317

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2021	$2,993
2022	2,037
2023	1,793
2024	1,571
2025	1,571
2026 and thereafter	500

Total	$10,465

8. Leases
The Company’s corporate headquarters are located in Boston, Massachusetts, pursuant to a lease of 82,184 square feet that terminates March 31, 2022. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million. On December 23, 2020 the Company entered into a partial termination of the office lease to reduce the space to 40,753 square feet, which will be effective as of April 30, 2021.
We lease offices in New York, New York; Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Mumbai, India; Singapore; London, England; Guadalajara, Mexico; Funchal, Portugal and Covilha, Portugal.
The Company’s rent expense was $7.4 million, $7.9 million, $7.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The weighted-average remaining
non-cancelable
lease term for our operating leases was 3.0 years at December 31, 2020 . The weighted-average discount rate was 4.4% at December 31,
 2020 .
The Company’s operating leases expire at various dates through 2025. The following shows the undiscounted cash flows for the remaining years under operating leases at December 31, 2020:

Year Ending December 31,	Operating Lease Commitments
2021	$4,640
2022	2,309
2023	1,692
2024	1,561
2025	294
2026 and thereafter	—

Total operating lease commitments	10,496
Less imputed interest	(652)

Total lease liabilities	$9,844

The Company
 terminated its Scottsdale
,

Arizona
lease in 2020 for termination costs of $340, which are reflected in General and Administrative expense in the
Consolidated Statements of Operations.
In the fourth quarter of 2020 the Company subleased 100% of its London office through the remaining lease term. For the year ended December 31, 2020, the Company recognized rent income of $164 from the sublease which is included in Other income (expense), net in the
Consolidated Statements of Operations
. Lease income relating to variable lease payments was immaterial.
The Company’s London sublease expires in December of 2024. The following table shows the undiscounted cash inflows from the London sublease for the remaining years at December 31, 2020:

Year Ending December 31,	Operating Sublease
2021	$365
2022	729
2023	776
2024	732

Total operating sublease cash inflows	$2,602
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
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary
course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2020, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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
Treasury Stock
The Company has recorded 135,000 shares as treasury stock as of December 31, 2020 and 2019.
Common Stock Reserved for Future Issuance
At December 31, 2020, the Company has reserved the following shares of common stock for future issuance:

December 31, 2020
Common stock options outstanding	2,110,486
Restricted stock unit awards outstanding	3,582,708
Shares available for issuance under all stock-based compensation plans	2,904,388

Total shares of authorized common stock reserved for future issuance	8,597,582

11. Stock-Based Compensation
Stock-Based Compensation Plans
At December 31, 2020, the Company had five stock-based compensation plans:
•
The Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan). The 2004 Plan and the 2012 Plan provided for the issuance of incentive and non-qualified
stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors. In conjunction with the effectiveness of the 2012 Plan, the Board voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

•
The 2012 Stock Incentive Plan (the 2012 Plan). In 2012, the Company adopted the RSU Plan in connection with the acquisition of Zencoder. The restricted stock units were settled in shares of the Company’s common stock upon vesting.

•
The Brightcove Inc. 2012 RSU Inducement Plan (the RSU Plan). The number of shares reserved and available for issuance under the 2012 Plan automatically increases each January 1, beginning in 2013,

by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee subject to an overall overhang limit of 30%. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

•
The Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan). In 2014, the Company adopted the 2014 Stock Inducement Plan in connection with the Unicorn asset purchase agreement.

•
The 2018 Inducement Plan (the 2018 plan). Effective April 11, 2018, the Company adopted the 2018 Plan. The 2018 Plan provides for the issuance of stock options and restricted stock units to the Company’s Chief Executive Officer (“CEO”).

The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Cost of subscription and support revenue	$592	$683	$481
Cost of professional services and other revenue	314	289	242
Research and development	1,078	1,444	1,281
Sales and marketing	3,139	2,713	2,377
General and administrative	3,662	4,130	2,268

	$8,785	$9,259	$6,649

As of
December
31, 2020, there was $20,906 of total unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 1.82 years.

Stock Options
The
following
is a summary of the stock option activity for all stock option plans during the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,924,313	$7.33

Granted	1,234,184	8.99
Exercised	(1,173,288)	4.91		$4,897
Cancelled	(1,247,554)	8.54

Outstanding at December 31, 2018	2,737,655	$8.57	6.84	$678

Exercisable at December 31, 2018	1,413,875	$8.36	4.83	$545

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,737,655	$8.57

Granted	770,038	9.89
Exercised	(466,110)	7.45		$1,286
Cancelled	(562,160)	9.57

Outstanding at December 31, 2019	2,479,423	$8.96	7.24	$1,558

Exercisable at December 31, 2019	1,117,747	$8.32	5.37	$1,291

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	2,479,423	$8.96

Granted	178,584	10.60
Exercised	(272,692)	8.13		$1,041
Cancelled	(274,829)	9.13

Outstanding at December 31, 2020	2,110,486	$9.19	6.56	$19,439

Exercisable at December 31, 2020	1,258,311	$8.75	5.53	$12,138

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2020 of $18.40 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The weighted-average fair value of options granted and assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2020	2019	2018
Weighted-average fair value of options granted during the year	$4.72	$4.49	$4.11

Risk-free interest rate	0.72%	2.25%	2.88%
Expected volatility	46%	44%	43%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—
Restricted Stock
Units
The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the RSU Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.
The Company granted restricted stock units, respectively, to certain key executives, which contain both performance-based (“P-RSU”) and service-based vesting conditions (“S-RSU”). The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time. The Company determined that the conditions for a portion of the performance-based restricted stock units were achieved in the first quarter of 2020. As such, the Company recognized $
1.3 million and $2.9 million of stock-based compensation expense relating to performance-based awards for the years ended December 31, 2020 and 2019, respectively.
The following table
summarizes
the
P-RSU
and
S-RSU
activity during the year ended December 31, 2020, 2019 and 2018:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2017	2,218,704	$7.44	—	$—	2,218,704	$7.44
Granted	1,049,036	8.36	1,169,000	8.18	2,218,036	8.43
Vested and issued	(645,773)	7.33	—	—	(645,773)	7.33
Cancelled	(757,385)	7.44	—	—	(757,385)	7.44

Unvested by December 31, 2018	1,864,582	$9.03	1,169,000	$9.03	3,033,582	$8.07

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2018	1,864,582	$9.03	1,169,000	$9.03	3,033,582	$8.07
Granted	1,391,072	10.37	641,000	8.91	2,032,072	10.59
Vested and issued	(537,362)	7.91	—	—	(537,362)	7.91
Cancelled	(734,928)	6.97	(167,000)	1.48	(901,928)	8.45

Unvested by December 31, 2019	1,983,364	$9.03	1,643,000	$9.03	3,626,364	$9.03

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2019	1,983,364	$9.03	1,643,000	$9.03	3,626,364	$9.03
Granted	1,139,209	10.74	386,551	15.78	1,525,760	12.02
Vested and issued	(616,937)	9.23	(219,605)	8.81	(836,542)	9.10
Cancelled	(510,729)	9.00	(222,145)	7.65	(732,874)	8.64

Unvested by December 31, 2020	1,994,907	$10.30	1,587,801	$10.40	3,582,708	$10.35

12. Income
Taxes
Loss before the provision for income taxes consists of the following jurisdictional (loss) income:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(7,489)	$(23,388)	$(15,026)
Foreign	2,294	2,045	1,599

Total	$(5,195)	$(21,343)	$(13,427)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current provision:
Federal	$—	$—	$—
State	8	18	19
Foreign	815	626	464

Total current	823	644	483

Deferred (benefit):
Federal	(5)	7	—
State	(5)	8	—
Foreign	(195)	(99)	118

Total deferred	(205)	(84)	118

Total provision	$618	$560	$601

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at statutory rates	(21.0)%	(21.0)%	(21.0)%
State income taxes	(9.0)	(4.2)	(5.5)
Change in tax rate	(3.9)	(0.1)	—
Permanent differences	11.6	5.0	7.0
Foreign rate differential	3.4	0.7	1.4
Research and development credits	(13.7)	(4.4)	(6.1)
Change in valuation allowance	44.2	26.8	29.2
Other, net	0.2	(0.2)	(0.5)

Effective tax rate	11.8%	2.6%	4.5%

The income tax effect of each type of temporary difference and carryforward as of December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$46,865	$43,886
Tax credit carry-forwards	12,647	11,602
Stock-based compensation	1,231	1,364
Fixed Assets	203	213
Account receivable reserves	304	420
Accrued compensation	2,086	1,026
Lease Liability	2,254	4,005
Capitalized start-up costs	—	46
Other temporary differences	1,458	1,479

Total deferred tax assets	67,048	64,041
Deferred tax liabilities:
Other deferred tax liabilities	(3,137)	(1,422)
ROU Asset	(2,044)	(3,951)
Intangible assets	(3,218)	(3,435)

Total deferred tax liabilities	(8,399)	(8,808)

Valuation allowance	(58,718)	(55,507)

Net deferred tax asset (liability)	$(69)	$(274)

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

The Company has provided a valuation allowance against
substantially
all of its remaining U.S. net deferred tax assets as of December 31, 2020 and December 31, 2019, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
The Company has provided a valuation allowance against the net deferred tax assets of its subsidiaries in Australia, United
Kingdom
, and Mexico as of December 31, 2020 and December 31, 2019 largely based on the significant weight of negative evidence given to the consolidated worldwide cumulative loss position
for the current year and the prior two years.
The increase in the valuation allowance from 2019 to 2020 of $3.2 million principally relates to the current year
U.S.
taxable loss. The Company maintains net deferred tax liabilities for temporary differences related to its
 Japanese subsidiary
.
As of December 31, 2020, the Company had federal net operating losses of approximately $198 million, of which $161.8 million are available to offset future taxable income, if any, through 2037 and $36.2 million which are available to offset future taxable income indefinitely. As of December 31, 20
20
, the Company had state net operating losses of approximately $90.9 million, of which $88.3 million are available to offset future taxable income, if any, through 2040 and $2.6 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $8.5 million and $5.2 million, respectively, which expire in various amounts through 2040. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from June 30, 2014, the date of the most recent completed study, through December 31, 2020. If a change in ownership were to have occurred during that period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.
At December 31, 2020 and 2019, the Company had no recorded liabilities for uncertain tax positions, nor any accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 201
7
through 20
20
. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain
non-U.S.
jurisdictions are no longer subject for income tax examinations by authorities for tax years before 201
5
.
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
13.
Debt
On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of

Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all covenants
under the Line of Credit as of December 31, 2020 and there were no borrowings outstanding as of December 31, 2020.
14. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2020	2019
Accrued payroll and related benefits	$10,260	$7,195
Accrued sales and other taxes	3,722	2,323
Accrued professional fees and outside contractors	2,901	3,638
Accrued content delivery	3,822	3,821
Accrued other liabilities	4,692	3,948

Total	$25,397	$20,925

15. Segment Information
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
Geographic Data
Total revenue to
unaffiliated
customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2020	2019	2018
Revenue:
North America	$107,686	$97,309	$88,778
Europe	34,001	31,587	27,754
Japan	25,745	22,150	21,960
Asia Pacific	28,984	32,391	25,766
Other	937	1,018	575

Total revenue	$197,353	$184,455	$164,833

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $99,582, $90,515 and $83,435 during the years ended December 31, 2020, 2019 and 2018, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2020 and 2019.
As of December 31, 2020 and December 31, 2019, property and equipment at locations outside the U.S. was not material.

16. 401(k) Savings Plan
The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2020, 2019 and 2018, the Company has made contributions to the plan of $434, $392 and $424, respectively.
17. Restructuring
During 2020, the Company committed to an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result, certain headcount reductions were necessary. The Company incurred approximately $2.6 million in restructuring charges, of which $1.7 million were for post-employment benefits reflected in the
Condensed Consolidated Statements of Operations
as follows: $1.3 million – Research and Development; $233 – Sales and Marketing; $138 – General and Administrative; and $51 – Cost of subscription and support. In addition to post-employment benefits the Company incurred $845 of other costs related to the restructuring during 2020 in General and Administrative expense. As of December 31, 2020, the Company had $408 accrued for these restructuring charges, all of which were paid in January 2021.
18
.

Quarterly Financial Data (
unaudited
)
The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2020. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the three months ended:
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Revenue	$53,690	$49,084	$47,926	$46,653	$47,603	$47,434	$47,582	$41,836
Gross profit	34,232	30,986	28,027	28,011	28,803	29,120	25,973	25,090
Income (loss) from operations	1,623	1,264	(1,153)	(7,057)	(6,870)	(2,358)	(7,082)	(4,753)
Net income (loss)	2,021	1,314	(1,295)	(7,853)	(6,712)	(2,970)	(7,238)	(4,983)
Basic net income (loss) per share	0.05	0.03	(0.03)	(0.20)	(0.17)	(0.08)	(0.19)	(0.14)
Diluted net income (loss) per share	0.05	0.03	(0.03)	(0.20)	(0.17)	(0.08)	(0.19)	(0.14)

F
-33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Brightcove Inc.
Opinion on Internal Control over Financial Reporting
We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 11.	Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 14.	Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
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

(a)(3) Exhibits.
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form
10-K.

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.4* (8)	Brightcove Inc. RSU Inducement Plan.

4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

4.6* (10)	Brightcove Inc. 2018 Inducement Plan.

4.7* (11)	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.8* (12)	Form of Performance-Based Restricted Stock Unit Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.9* (13)	Description of Capital Stock.

10.1* (14)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (15)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (16)	2012 Stock Incentive Plan of the Registrant.

10.4†* (17)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5† (18)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (19)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (20)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (21)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

10.9* (22)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

10.10* (23)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

Exhibits

10.11* (24)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (25)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

10.13†* (26)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

10.14†* (27)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (28)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

10.16* (29)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (30)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (31)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (32)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (33)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (34)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (35)	Non-Employee Director Compensation Policy.

10.23†* (36)	Senior Executive Incentive Bonus Plan.

10.24†* (37)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (38)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (39)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (40)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.28†* (41)	Separation Agreement dated July 24, 2017 between the Registrant and David Mendels.

10.29†* (42)	Amendment to Employment Agreement dated July 24, 2017 between the Registrant and Andrew Feinberg.

10.30†* (43)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.

10.31*† (44)	Amendment to Employment Agreement dated April 11, 2018 between the Registrant and Andrew Feinberg.

10.32*† (45)	Employment Agreement dated April 11, 2018 between the Registrant and Jeff Ray.

10.34†* (46)	Non-Employee Director Compensation Policy, as amended and restated on April 11, 2018.

10.35†* (47)	Employment Agreement dated May 3, 2018 between the Registrant and Robert Noreck.

10.36* (48)	Second Amended and Restated Loan and Security Agreement dated December 14, 2018 between the Registrant and Silicon Valley Bank.

10.37* (49)	First Loan Modification Agreement dated March 29, 2019 between the Registrant and Silicon Valley Bank.

10.38* (50)	Third Loan Modification Agreement dated December 28, 2020 between the Registrant and Silicon Valley Bank.

Exhibits

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 26, 2012.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2014.
(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 14, 2012.
(10)	Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(11)	Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(12)	Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(13)	Filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2020.
(14)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.

(15)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(16)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(17)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(18)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(19)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(20)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(21)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 30, 2013.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 7, 2014.
(24)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2015.
(25)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(26)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(27)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(28)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(29)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 5, 2013.
(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2013.
(31)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2014.
(32)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2014.
(33)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2014.
(34)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2014.
(35)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(36)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(37)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(38)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(39)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(40)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.

(41)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2017.
(42)	Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2017.
(43)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 26, 2017.
(44)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(45)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(46)	Filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(47)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2018.
(48)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2018.
(49)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 24, 2019.
(50)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2020.
*	Incorporated herein by reference.
**	Filed herewith.
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
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2021.

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

Name	Title	Date

/s/ Jeff Ray Jeff Ray	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2021

/s/ Robert Noreck Robert Noreck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021

/s/ Deborah Besemer Deborah Besemer	Chairperson of the Board of Directors	February 24, 2021

/s/ Kristin Frank Kristin Frank	Director	February 24, 2021

/s/ Gary Haroian Gary Haroian	Director	February 24, 2021

/s/ Diane Hessan Diane Hessan	Director	February 24, 2021

/s/ Scott Kurnit Scott Kurnit	Director	February 24, 2021

/s/ Tsedal Neeley Tsedal Neeley	Director	February 24, 2021

/s/ Ritcha Ranjan Ritcha Ranjan	Director	February 24, 2021

/s/ Thomas E. Wheeler Thomas E. Wheeler	Director	February 24, 2021