Form 10-Q
period 2021-03-31
BRIGHTCOVE INC
filed 2021-04-28
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
As of April 22, 2021 there

were
40,348,891
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Brightcove Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$35,152	$37,472
Accounts receivable, net of allowance of $643 and $648 at March 31, 2021 and December 31, 2020, respectively	30,594	29,305
Prepaid expenses	8,696	5,760
Other current assets	13,972	12,978

Total current assets	88,414	85,515
Property and equipment, net	16,188	15,968
Operating lease right-of-use asset	7,722	8,699
Intangible assets, net	9,699	10,465
Goodwill	60,902	60,902
Other assets	6,143	5,254

Total assets	$189,068	$186,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,556	$10,456
Accrued expenses	21,119	25,397
Operating lease liability	3,615	4,346
Deferred revenue	58,889	58,741

Total current liabilities	95,179	98,940
Operating lease liability, net of current portion	4,625	5,498
Other liabilities	1,397	2,763

Total liabilities	$101,201	107,201
Commitments and contingencies (Note 8 )
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,412,577 and 40,152,021 shares issued at March 31, 2021 and December 31, 2020, respectively	40	40
Additional paid-in capital	290,403	287,059
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(397)	(188)
Accumulated deficit	(201,308)	(206,438)

Total stockholders’ equity	87,867	79,602

Total liabilities and stockholders’ equity	$189,068	$186,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$50,839	$44,658
Professional services and other revenue	3,978	1,995

Total revenue	54,817	46,653
Cost of revenue:
Cost of subscription and support revenue	15,678	16,748
Cost of professional services and other revenue	3,490	1,894

Total cost of revenue	19,168	18,642

Gross profit	35,649	28,011
Operating expenses:
Research and development	8,284	8,853
Sales and marketing	16,149	14,174
General and administrative	7,059	6,532
Merger-related	—	5,509
Other (benefit) expense	(1,965)	—

Total operating expenses	29,527	35,068

Income (loss) from operations	6,122	(7,057)
Other expense, net	(735)	(468)

Income (loss) before income taxes	5,387	(7,525)
Provision for income taxes	257	328

Net income (loss)	$5,130	$(7,853)
Net income (loss) per share—basic and diluted
Basic	$0.13	$(0.20)
Diluted	$0.12	$(0.20)
Weighted-average shares—basic and diluted
Basic	40,154,035	38,981,140
Diluted	42,480,121	38,981,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$5,130	$(7,853)
Other comprehensive income:
Foreign currency translation adjustments	(209)	(459)

Comprehensive income (loss)	$4,921	$(8,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	40,152,021	39,042,787
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	260,556	63,066

Balance, end of period	40,412,577	39,105,853

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$40	$39
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	—

Balance, end of period	$40	$39

Value of treasury stock
Balance, beginning of period	$(871)	$(871)

Balance, end of period	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$287,059	$276,365
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	1,008	36
Stock-based compensation expense	2,336	2,713

Balance, end of period	$290,403	$279,114

Accumulated deficit
Balance, beginning of period	$(206,438)	$(200,625)
Net income (loss)	5,130	(7,853)

Balance, end of period	$(201,308)	$(208,478)

Accumulated other comprehensive loss
Balance, beginning of period	$(188)	$(785)
Foreign currency translation adjustment	(209)	(459)

Balance, end of period	$(397)	$(1,244)

Total stockholders’ equity	$87,867	$68,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating activities
Net income (loss)	$5,130	$(7,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,163	2,408
Stock-based compensation	2,292	2,618
Provision for reserves on accounts receivable	71	275
Changes in assets and liabilities:
Accounts receivable	(1,585)	3,607
Prepaid expenses and other current assets	(1,390)	(1,843)
Other assets	(919)	195
Accounts payable	(425)	2,364
Accrued expenses	(5,797)	(2,264)
Operating leases	(626)	(34)
Deferred revenue	482	2,968

Net cash (used in) provided by operating activities	(604)	2,441
Investing activities
Purchases of property and equipment	(468)	(720)
Capitalized internal-use software costs	(1,054)	(1,973)

Net cash used in investing activities	(1,522)	(2,693)
Financing activities
Proceeds from exercise of stock options	1,095	36
Deferred acquisition payments	(475)	—
Proceeds from debt	0	10,000
Other financing activities	(87)	(26)

Net cash provided by financing activities	533	10,010
Effect of exchange rate changes on cash and cash equivalents	(727)	(428)

Net (decrease) increase in cash and cash equivalents	(2,320)	9,330
Cash and cash equivalents at beginning of period	37,472	22,759

Cash and cash equivalents at end of period	$35,152	$32,089

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,226	$1,824

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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020 contained in the Company’s Annual Report on Form
10-K
and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
2. Quarterly Update to Significant Accounting Policies
Allowance for Doubtful Accounts
The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2020	$648
Current provision for credit losses	46
Write-offs against allowance	(51)
Recoveries	—
Balance as of March 31, 2021	$643

Estimated credit losses for unbilled trade accounts receivable were not material.
Other (Benefit) Expense
.
Other (benefit) expense, reflects other operating costs (or benefits) that do not directly relate to research and development, sales and marketing, general and administrative, and merger related.

On March 27, 2020, in response to the
COVID-19
pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act which was amended by the Consolidated Appropriations Act in December of 2020 (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including the creation of certain refundable employee retention credits. In the first quarter of 2021, the Company recognized a benefit of $1,965 from the CARES Act related to employee retention credits. The Company recognizes such government relief when it is reasonably assured that it qualifies for the relief, the underlying expense has been incurred and it is probable that the Company will receive it. Credits associated with government relief are recognized in profit or loss on a systematic basis over the periods in which the Company recognizes as expense the related costs for which the relief is intended to compensate.

Recently Issued and Adopted Accounting Pronouncements
ASU
2019-12—Income
Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU
2019-12
amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. Upon adoption, the amendments in ASU
2019-12
are applied on a prospective basis to all periods presented. The Company adopted the new guidance under ASU
2019-12
in the first quarter of 2021 with no material impact.

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
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2020	$29,305	$2,078	$58,741	$811	$59,552
Balance at March 31, 2021	30,594	2,002	58,889	711	59,600
Revenue recognized during the three months ended March 31, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $31.2 million. During the three months ended March 31, 2021, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.
The assets recognized for costs to obtain a contract were $12.9 million as of March 31, 2021 and $13.3 million as of December 31, 2020. Amortization expense recognized during the three months ended March 31, 2021 and 2020 related to costs to obtain a contract was $3.1 million and $1.6 million, respectively.
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $147.6 million, of which approximately $117.1 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.
4. Cash and Cash Equivalents
Cash and cash equivalents as of March 31, 2021 consist of the following:

	March 31, 2021
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$35,111	$35,111
Money market funds	Demand	41	41

Total cash and cash equivalents		$35,152	$35,152

Cash and cash equivalents as of December 31, 2020 consist of the following:

	December 31, 2020
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$37,431	$37,431
Money market funds	Demand	41	41

Total cash and cash equivalents		$37,472	$37,472

5.
Earnings (Loss) per Share
The Company calculates basic and diluted earnings (loss) per common share by dividing the earnings (loss) amount by the number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of
r
estricted stock awards, where dilutive.
The following table set forth the computations of basic and diluted earnings per share:

Three Months Ended March 31,
2021
Net income (in thousands)	$5,130
Weighted average shares used in computing basic earnings per share	40,154,035
Effect of weighted average dilutive stock-based awards	2,326,086

Weighted average shares used in computing diluted earnings per share	42,480,121
Net income per share—basic and diluted
Basic	$0.13
Diluted	$0.12
The following outstanding common shares have been excluded from the computation of dilutive earnings (loss) per share as of March 31, 2021 and 2020, because such securities are anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options outstanding	34,150	2,487,153
Restricted stock units outstanding	67,751	3,726,412
6. Stock-based Compensation
The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended March 31,
	2021	2020
Weighted-average fair value of options granted during the period	$10.55	$3.37
Risk-free interest rate	1.00%	1.20%
Expected volatility	47%	44%
Expected life (in years)	6.3	6.2
Expected dividend yield	—	—

As of March 31, 2021, there wa
s
$
19.1
 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of
1.98
years.
The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation:
Cost of subscription and support revenue	$157	$190
Cost of professional services and other revenue	68	80
Research and development	322	440
Sales and marketing	737	911
General and administrative	1,008	997

	$2,292	$2,618

The following is a summary of the stock option activity during the three months ended March 31, 2021.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	2,110,486	$9.19
Granted	20,150	22.90
Exercised	(121,537)	9.01		$1,495
Canceled	(29,126)	9.87

Outstanding at March 31, 2021	1,979,973	$9.35	6.38	$21,385

Exercisable at March 31, 2021	1,182,978	$8.73	5.40	$13,479

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2021 of $20.12 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards
(“S-RSU”)
and our performance-based awards
(“P-RSU”)
during the three months ended March 31, 2021:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,000,416	$10.40	1,587,801	$10.30	3,588,217	$10.35
Granted	67,750	22.90	—	—	67,750	22.90
Vested and issued	(98,416)	8.02	—	—	(98,416)	8.02
Canceled	(105,421)	9.97	—	—	(105,421)	9.97

Unvested at March 31, 2021	1,864,329	$11.00	1,587,801	$10.30	3,452,130	$10.68

7. Income Taxes
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
The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of March 31, 2021 and December 31, 2020, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

8. Commitments and Contingencies
Legal Matters
The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2021, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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
9. Debt
On
December 28, 2020
, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $
30.0
 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B)
4
%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus
225
basis points and (B)
4
%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio.
If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
operating measures.
Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on
December 28, 2023
. The Company was in compliance with all covenants under the Line of Credit as of March 31, 2021 and there were no
borrowings outstanding as of March 31, 2021.
10. Segment Information
Geographic Data
Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2021	2020
Revenue:
North America	$30,386	$24,999
Europe	8,923	8,461
Japan	7,708	6,102
Asia Pacific	7,659	6,870
Other	141	221

Total revenue	$54,817	$46,653

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was
$28.5
million and
$23.0
million

during the three months ended March 31, 2021 and 2020, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three months ended March 31, 2021 and 2020.
As of March 31, 2021 and December 31, 2020, property and equipment at locations outside the U.S. was not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share data, unless otherwise noted)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q
and our Annual Report on Form
10-K
for the year ended December 31, 2020.

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
As of March 31, 2021 and 2020 we had 652 and 621 employees, respectively.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $46.7 million in the three months ended March 31, 2020 to $54.8 million in the three months ended March 31, 2021, due to an increase in the average annual subscription revenue per premium customer.
Included in the $5.1 million consolidated net income for the three months ended March 31, 2021 was stock-based compensation expense and amortization of acquired intangible assets of $2.3 million, and $766, respectively. Included in the $7.9 million consolidated net loss for the three months ended March 31, 2020 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.5 million, $2.6 million, and $972, respectively.

For the three months ended March 31, 2021 and 2020, our revenue derived from customers located outside North America was 44
%
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
The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2021	2020
Customers (at period end)
Premium	2,273	2,293
Volume	1,039	1,205

Total customers (at period end)	3,312	3,498

Recurring dollar retention rate	85%	88%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$97.0	$84.6
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.3	$4.5
Total backlog, excluding professional services engagements (in millions)	$147.6	$125.5
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$117.1	$100.5

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
Cost of revenue increased in absolute dollars from the first three months of 2020 to the first three months of 2021. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
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
Other (Benefit) Expense
. Reflects other operating benefits, costs that do not directly relate to the operating activities listed above.
Other Income (Expense), net
Other income (expense) consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.
Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets at December 31, 2020. We maintain net deferred tax liabilities for temporary differences related to our Japanese subsidiary.
Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2021 and 2020, we recorded $2.3 million and $2.6 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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
For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2020, which we filed with the Securities and Exchange Commission on February 24, 2021.
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
10-K
for the year ended December 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$50,839	$44,658
Professional services and other revenue	3,978	1,995

Total revenue	54,817	46,653
Cost of revenue:
Cost of subscription and support revenue	15,678	16,748
Cost of professional services and other revenue	3,490	1,894

Total cost of revenue	19,168	18,642

Gross profit	35,649	28,011
Operating expenses:
Research and development	8,284	8,853
Sales and marketing	16,149	14,174
General and administrative	7,059	6,532
Merger-related	—	5,509
Other (benefit) expense	(1,965)	—

Total operating expenses	29,527	35,068

Income (loss) from operations	6,122	(7,057)
Other expense, net	(735)	(468)

Income (loss) before income taxes	5,387	(7,525)
Provision for income taxes	257	328

Net income (loss)	$5,130	$(7,853)
Net income (loss) per share—basic and diluted
Basic	$0.13	$(0.20)
Diluted	$0.12	$(0.20)
Weighted-average shares—basic and diluted
Basic	40,154,035	38,981,140
Diluted	42,480,121	38,981,140
Overview of Results of Operations for the Three Months Ended March 31, 2021 and 2020
Total revenue increased by 18%, or $8.2 million, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to an increase in subscription and support revenue of 14%, or $6.2 million, primarily due to an increase in average revenue per premium customer of 14.7%. Professional services and other revenue also increased by 99% or $2.0 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $8.2 million, or 18%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $7.6 million, or 27%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in revenue and our transition of acquired Ooyala customers to our technology during 2020. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Income from operations was $6.1 million in the three months ended March 31, 2021 compared to a loss from operations of $7.1 million in the three months ended March 31, 2020. This is primarily due to a decrease in merger-related expenses of $5.5 million and an increase in revenue of $8.2 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Additionally, we recognized a benefit of $1,965 from the CARES Act related to employee retention credits.
Revenue

	Three Months Ended March 31,
	2021		2020		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$54,022	99%	$45,787	98%	$8,235	18%
Volume	795	1	866	2	(71)	(8)

Total	$54,817	100%	$46,653	100%	$8,164	18%

During the three months ended March 31, 2021, revenue increased by $8.2 million, or 18%, compared to the three months ended March 31, 2020, primarily due to an increase in revenue from our premium offerings. The increase in premium revenue of $8.2 million, or 18%, is primarily the result of increased premium subscription offerings to our customers as the average annual subscription revenue per premium customer increased 14.7% compared to the prior period. In the three months ended March 31, 2021, volume revenue decreased by $71, or 8%, compared to the three months ended March 31, 2020, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2021		2020		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,839	93%	$44,658	96%	$6,181	14%
Professional services and other	3,978	7	1,995	4	1,983	99

Total	$54,817	100%	$46,653	100%	$8,164	18%

During the three months ended March 31, 2021, subscription and support revenue increased by $6.2 million, or 14%, compared to the three months ended March 31, 2020. The increase was primarily related to an increase in the average annual subscription revenue per premium customer of 14.7% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. In addition, professional services and other revenue increased by $2.0 million, or 99%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2021		2020		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,386	56%	$24,999	54%	$5,387	22%

Europe	8,923	16	8,461	18	462	5
Japan	7,708	14	6,102	13	1,606	26
Asia Pacific	7,659	14	6,870	15	789	11
Other	141	—	221	—	(80)	(36)

International subtotal	24,431	44	21,654	46	2,777	13

Total	$54,817	100%	$46,653	100%	$8,164	18%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During the three months ended March 31, 2021, total revenue for North America increased $5.4 million, or 22%, compared to the three months ended March 31, 2020. In the three months ended March 31, 2021, total revenue outside of North America increased $2.8 million, or 13%, compared to the three months ended March 31, 2020. The increase in revenue from international regions is primarily related to increases in revenue in Japan.
Cost of Revenue

	Three Months Ended March 31,
	2021		2020		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$15,678	31%	$16,748	38%	$(1,070)	(6)%
Professional services and other	3,490	88	1,894	95	1,596	84

Total	$19,168	35%	$18,642	40%	$526	3%

In the three months ended March 31, 2021, cost of subscription and support revenue decreased by $1.1 million, or 6%, compared to the three months ended March 31, 2020. The decrease resulted primarily from incremental costs from the acquisition of Ooyala in the three months ended March 31, 2020 which did not recur in the three months ended March 31, 2021. In the three months ended March 31, 2021, cost of professional services and other revenue increased by $1.6 million, or 84%, compared to the three months ended March 31, 2020. This increase corresponds to an increase in contractor expenses of $1.6 million to support the increase in professional services revenue.
Gross Profit

	Three Months Ended March 31,
	2021		2020		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$35,161	69%	$27,910	62%	$7,251	26%
Professional services and other	488	12	101	5	387	383%

Total	$35,649	65%	$28,011	60%	$7,638	27%

The overall gross profit percentage was 65% for the three months ended March 31, 2021 compared to 60% for the three months ended March 31, 2020. Subscription and support gross profit increased $7.3 million, or 26%, compared to the three months ended March 31, 2020. The increase in gross profit dollars for subscription and support revenue was due to incremental costs from the acquisition of Ooyala in the three months ended March 31, 2020 which did not recur in the three months ended March 31, 2021.

Operating Expenses

	Three Months Ended March 31,
	2021		2020		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,284	15%	$8,853	19%	$(569)	(6)%
Sales and marketing	16,149	29	14,174	30	1,975	14
General and administrative	7,059	13	6,532	14	527	8
Merger-related	—	—	5,509	12	(5,509)	(100)
Other (benefit) expense	(1,965)	(4)	—	—	(1,965)	N/A

Total	$29,527	54%	$35,068	75%	$(5,541)	(16)%

Research and Development
.
 In the three months ended March 31, 2021, research and development expense decreased by $569, or 6%, compared to the three months ended March 31, 2020 primarily due to a decrease in employee-related expense of $508 and to a lesser extent, various other expenses that, in the aggregate, decreased by approximately $61. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.
Sales and Marketing
.
In the three months ended March 31, 2021, sales and marketing expense increased by $2.0 million, or 14%, compared to the three months ended March 31, 2020, primarily due to an increase in commissions expense of $1.4 million and an increase in marketing program expenses of $944. These increases were offset by various other expenses that, in aggregate, decreased by approximately $344. We expect that our sales and marketing expense will increase in absolute dollars for the first half of 2021 as compared to the prior period as we will continue to invest in these activities to support revenue growth.
General and Administrative
.
In the three months ended March 31, 2021, general and administrative expense increased by $527, or 8%, compared to the three months ended March 31, 2020, primarily due to increases in outside professional services of $295 and increases in employee related expenses of $271. These increases were offset by various other expenses that, in aggregate, decreased by approximately $39. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
 In the three months ended March 31, 2021, merger-related expenses decreased by $5.5 million primarily due to costs incurred in connection with general merger and related activities in 2020 which did not recur in the three months ended March 31, 2021.
Other (benefit) expense
.
 On March 27, 2020, in response to the
COVID-19
pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, which was amended by the Consolidated Appropriations Act in December of 2020 (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including the creation of certain employee retention credits. In the first quarter of 2021, we recognized a benefit of $1,965 from the CARES Act related to employee retention credits. The benefit was recorded as Other (benefit) expense.
Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at March 31, 2021 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At March 31, 2021 and December 31, 2020, we had $14.0 million and $17.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United
States tax-free but
could still be subject to foreign withholding taxes.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2021	2020
	(in thousands)
Cash flows (used in) provided by operating activities	$(604)	$2,441
Cash flows used in investing activities	$(1,522)	$(2,693)
Cash flows provided by financing activities	$533	$10,010
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
Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items
including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the three months ended March 31, 2021 was $604. The cash flow used in operating activities primarily resulted from changes in our operating assets and liabilities of $10.3 million, partially offset by net income of $5.1 million and net non-cash
charges of $4.5 million. Net
non-cash
expenses mainly consisted of $2.2 million for depreciation and amortization and $2.3 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of decreases in accrued expenses of $5.8 million, increases in accounts receivable of $1.6 million, increases in prepaid expenses and other current assets of $1.4 million, increases in other assets of $919, decrease in operating leases of $626, and decreases in accounts payable of $425. These changes were offset by decreases in deferred revenue of $482.
Cash flows used in investing activities.
Cash used in investing activities during the three months ended March 31, 2021 was $1.5 million, consisting primarily of $1.1 million for the capitalization of internal-use
software costs and $468 in capital expenditures to support the business.
Cash flows provided by financing activities.
Cash provided by financing activities for the three months ended March 31, 2021 was $533 , consisting primarily of $1.1 million in proceeds from the exercise of stock options, offset by $475 deferred acquisition payments and $87 in other financing activities
Credit facility.
On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of March 31, 2021. As we have not drawn on the Line of Credit, there are no amounts outstanding as of March 31, 2021.
Net operating loss carryforwards.
As of December 31, 2020, we had federal and state net operating losses of approximately $161.8 million and $82.4 million, respectively, which are available to offset future taxable income, if any, through 2039. We had federal and state net operating losses of approximately $23.9 million and $1.7 million, respectively, which are available to offset future taxable income, if any, indefinitely. We had federal and state research and development tax credits of $7.8 million and $4.8 million, respectively, which expire in various amounts through 2039. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.
In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2021 and December 31, 2020.

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
Our contractual obligations as of December 31, 2020 are summarized in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see
Recently Issued and Adopted Accounting Standards
in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form
10-Q.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except share and per share data, unless otherwise noted)Quantitative and Qualitative Disclosures about Market Risk
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
Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2021	2020
Revenues generated in locations outside the United States	48%	51%
Revenues in currencies other than the United States dollar (1)	29%	31%
Expenses in currencies other than the United States dollar (1)	17%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Revenues	Expenses	Revenues	Expenses
Euro	7%	0%	8%	1%
British pound	6	6	6	6
Japanese Yen	14	3	13	2
Other	2	8	4	7

Total	29%	17%	31%	16%
As of March 31, 2021 and December 31, 2020, we had $7.9 million and $9.0 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
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
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at March 31, 2021, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2021, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.6 million, decreased expenses by $820 and decreased operating income by $780. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar
denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2021.
Interest rate risk
We had cash and cash equivalents totaling $35.2 million at March 31, 2021. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended March 31, 2021. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
We, from time to time, are party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described in our annual report on Form
10-K
for the fiscal year ended December 31, 2020, under the heading “Part I — Item 1A. Risk Factors,” together with all of the other information in this Quarterly Report on Form
10-Q.
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
Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule
10b5-1
under the Exchange Act. We have been advised that our Chief Legal Officer, David Plotkin, has entered into a trading plan in accordance with
Rule 10b5-1 and
our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

10.1†	Amendment No. 2 to the 2012 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: April 28, 2021	By:
/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)