Form 10-Q
period 2021-06-30
BRIGHTCOVE INC
filed 2021-07-28
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2021 there were 40,812,422 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Brightcove Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets
Current assets:

Cash and cash equivalents	$40,387	$37,472
Accounts receivable, net of allowance of $738 and $648 at June 30, 2021 and December 31, 2020, respectively	31,445	29,305
Prepaid expenses	9,563	5,760
Other current assets	11,483	12,978

Total current assets	92,878	85,515
Property and equipment, net	17,460	15,968
Operating lease right-of-use asset	6,749	8,699
Intangible assets, net	8,956	10,465
Goodwill	60,902	60,902
Other assets	6,236	5,254
Total assets	$193,181	$186,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,001	$10,456
Accrued expenses	20,779	25,397
Operating lease liability	2,734	4,346
Deferred revenue	62,433	58,741

Total current liabilities	96,947	98,940
Operating lease liability, net of current portion	4,200	5,498
Other liabilities	889	2,763

Total liabilities	$102,036	107,201
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,946,572 and 40,152,021 shares issued at June 30, 2021 and December 31, 2020, respectively	41	40
Additional paid-in capital	292,775	287,059
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(362)	(188)
Accumulated deficit	(200,438)	(206,438)

Total stockholders’ equity	91,145	79,602

Total liabilities and stockholders’ equity	$193,181	$186,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Revenue:

Subscription and support revenue	$48,602	$45,617	$99,441	$90,275
Professional services and other revenue	2,870	2,309	6,848	4,304

Total revenue	51,472	47,926	106,289	94,579
Cost of revenue:
Cost of subscription and support revenue	14,756	17,807	30,434	34,555
Cost of professional services and other revenue	2,468	2,092	5,958	3,986

Total cost of revenue	17,224	19,899	36,392	38,541

Gross profit	34,248	28,027	69,897	56,038
Operating expenses:
Research and development	7,855	9,131	16,139	17,984
Sales and marketing	18,130	13,383	34,279	27,557
General and administrative	7,418	6,407	14,477	12,939
Merger-related	255	259	255	5,768
Other (benefit) expense	—	—	(1,965)	—

Total operating expenses	33,658	29,180	63,185	64,248

Income (loss) from operations	590	(1,153)	6,712	(8,210)
Other expense, net	117	(27)	(618)	(495)

Income (loss) before income taxes	707	(1,180)	6,094	(8,705)
Provision for income taxes	(163)	115	94	443

Net income (loss)	$870	$(1,295)	$6,000	$(9,148)
Net income (loss) per share—basic and diluted
Basic	$0.02	$(0.03)	$0.15	$(0.23)
Diluted	$0.02	$(0.03)	$0.14	$(0.23)
Weighted-average shares—basic and diluted
Basic	40,615,149	39,291,649	40,385,866	39,136,394
Diluted	42,208,933	39,291,649	42,390,641	39,136,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net income (loss)	$870	$(1,295)	$6,000	$(9,148)
Other comprehensive income:
Foreign currency translation adjustments	35	158	(174)	(301)

Comprehensive income (loss)	$905	$(1,137)	$5,826	$(9,449)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share data)
Shares of common stock issued

Balance, beginning of period	40,412,577	39,105,853	40,152,021	39,042,787
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	533,995	438,138	794,551	501,204

Balance, end of period	40,946,572	39,543,991	40,946,572	39,543,991

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$40	$39	$41	$39
Issuance of common stock upon exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	—	—	—

Balance, end of period	$41	$39	$41	$39

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$290,403	$279,114	$287,059	$276,365
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	(378)	(38)	631	(2)
Stock-based compensation expense	2,750	2,179	5,085	4,892

Balance, end of period	$292,775	$281,255	$292,775	$281,255

Accumulated deficit
Balance, beginning of period	$(201,308)	$(208,478)	$(206,438)	$(200,625)
Net income (loss)	870	(1,295)	6,000	(9,148)

Balance, end of period	$(200,438)	$(209,773)	$(200,438)	$(209,773)

Accumulated other comprehensive loss
Balance, beginning of period	$(397)	$(1,244)	$(188)	$(785)
Foreign currency translation adjustment	35	158	(174)	(301)

Balance, end of period	$(362)	$(1,086)	$(362)	$(1,086)

Total stockholders’ equity	$91,145	$69,564	$91,145	$69,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating activities

Net income (loss)	$6,000	$(9,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,278	4,357
Stock-based compensation	4,901	4,716
Provision for reserves on accounts receivable	276	401
Changes in assets and liabilities:
Accounts receivable	(2,634)	4,055
Prepaid expenses and other current assets	(1,337)	(5,357)
Other assets	(1,000)	(300)
Accounts payable	105	2,038
Accrued expenses	(6,053)	(577)
Operating leases	(960)	3
Deferred revenue	3,801	5,112

Net cash provided by operating activities	7,377	5,300
Investing activities
Purchases of property and equipment	(808)	(1,197)
Capitalized internal-use software costs	(2,977)	(3,839)

Net cash used in investing activities	(3,785)	(5,036)
Financing activities
Proceeds from exercise of stock options	1,980	394
Deferred acquisition payments	(475)	—
Proceeds from debt	—	10,000
Debt paydown	—	(5,000)
Other financing activities	(1,348)	(429)

Net cash provided by financing activities	157	4,965
Effect of exchange rate changes on cash and cash equivalents	(834)	(235)

Net increase in cash and cash equivalents	2,915	4,994
Cash and cash equivalents at beginning of period	37,472	22,759

Cash and cash equivalents at end of period	$40,387	$27,753

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$3,165	$3,561

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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020 contained in the Company’s Annual Report on Form
10-K
and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended June 30, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
2. Quarterly Update to Significant Accounting Policies
Stock-Based Compensation
On March 25, 2021, the Board adopted, the Brightcove Inc. 2021 Stock Incentive Plan (the “2021 Plan”) which was approved by the shareholders on May 11, 2021. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 6,200,000
shares. Any awards under the Plan and under the Company’s existing 2012 Stock Incentive Plan (the “2012 Plan”) and the Company’s Amended and Restated 2004 Stock Option and Incentive Plan that are forfeited, canceled or otherwise terminated (other than by exercise) will be added back to the shares of stock available for issuance under the 2021 Plan and may be issued as awards thereunder.
The 2021 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee
directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. The 2021 Plan replaces the 2012 Plan and therefore there will be no
future grants issued under the 2012
P
lan.

Allowance for Doubtful Accounts
The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)

Balance as of December 31, 2020	$648
Current provision for credit losses	233
Write-offs against allowance	(135)
Recoveries	(8)
Balance as of June 3 0 , 2021	$738

Estimated credit losses for unbilled trade accounts receivable were not material.
Other (Benefit) Expense.
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
include initiation, set-up and customization
services.
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2020	$29,305	$2,078	$58,741	$811	$59,552
Balance at June 30, 2021	31,445	2,077	62,433	434	62,867
Revenue recognized for the three and six months ended June 30, 2021 from amounts included in deferred revenue at the beginning of the period was approximately
$15.5
million and $46.7 million, respectively. During the three and six months ended June 30, 2021, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $12.6 million as of June 30, 2021 and $13.3 million as of December 31, 2020. Amortization expense recognized for the three and six months ended June 30, 2021 related to costs to obtain a contract was $3.2 million and $6.3 million, respectively.

Amortization expense recognized for the three and six months ended June 30, 2020 related to costs to obtain a contract was $1.8 million and $3.4 million, respectively.
Transaction Price Allocated to Future Performance Obligations
As of June 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $152.8 million, of which approximately $119.8 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.
4. Cash and Cash Equivalents
Cash and cash equivalents as of June 30, 2021 consist of the following:

	June 30, 2021
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$40,346	$40,346
Money market funds	Demand	41	41

Total cash and cash equivalents		$40,387	$40,387

Cash and cash equivalents as of December 31, 2020 consist of the following:

	December 31, 2020
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$37,431	$37,431
Money market funds	Demand	41	41

Total cash and cash equivalents		$37,472	$37,472

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
The following table set forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$870	$(1,295)	$6,000	$(9,148)

Weighted average shares used in computing basic earnings per share	40,615,149	39,291,649	40,385,866	39,136,394

Effect of weighted average dilutive stock-based awards	1,593,784	—	2,004,775	—

Weighted average shares used in computing diluted earnings per share	42,208,933	39,291,649	42,390,641	39,136,394

Net income (loss) per share—basic and diluted
Basic	$0.02	$(0.03)	$0.15	$(0.23)
Diluted	$0.02	$(0.03)	$0.14	$(0.23)

The following outstanding common shares have been excluded from the computation of dilutive earnings (loss) per share as of the periods indicated because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2021	2020	2021	2020

Options outstanding	145	2,372	122	2,372
Restricted stock units outstanding	68	3,580	68	3,580
6. Stock-based Compensation
The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average fair value of options granted during the period	$6.75	$3.76	$7.72	$3.48
Risk-free interest rate	1.22%	0.62%	1.16%	1.03%
Expected volatility	48%	48%	48%	46%
Expected life (in years)	6.2	6.3	6.2	6.2
Expected dividend yield	—	—	—	—
As of June 30, 2021, there was $26.6 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.36 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation:
Cost of subscription and support revenue	$187	$123	$344	$313
Cost of professional services and other revenue	118	90	186	170
Research and development	531	257	853	697
Sales and marketing	762	761	1,499	1,672
General and administrative	1,011	867	2,019	1,864

	$2,609	$2,098	$4,901	$4,716

The following is a summary of the stock option activity during the six months ended June 30, 2021.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	2,110,486	$9.19
Granted	79,230	16.51
Exercised	(226,525)	8.74		$2,616
Canceled	(64,506)	9.95

Outstanding at June 30, 2021	1,898,685	$9.54	6.54	$9,385

Exercisable at June 30, 2021	1,275,816	$8.93	5.81	$6,968

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2021 of $14.34 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards
(“S-RSU”)
and our performance-based awards
(“P-RSU”)
during the six months ended June 30, 2021:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,000,416	$10.40	1,587,801	$10.30	3,588,217	$10.35
Granted	847,994	14.78	—	—	847,994	14.78
Vested and issued	(345,513)	8.65	(181,910)	8.74	(527,423)	8.68
Canceled	(198,131)	10.33	(196,840)	8.76	(394,971)	9.52

Unvested at June 30, 2021	2,304,766	$12.26	1,209,051	$10.79	3,513,817	$11.75

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
The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of June 30, 2021 and December 31, 2020, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
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
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2021, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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
9. Debt
On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for

LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was
in compliance with all covenants under the Line of Credit as of June 30, 2021 and there were no borrowings outstanding as of June 30, 2021.
10. Segment Information
Geographic Data
Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
North America	$29,398	$26,039	$59,784	$51,038
Europe	9,547	8,427	18,470	16,888
Japan	5,370	5,554	13,078	11,656
Asia Pacific	7,016	7,714	14,675	14,584
Other	141	192	282	413

Total revenue	$51,472	$47,926	$106,289	$94,579

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $27.5 million and $24.0 million for the three months ended June 30, 2021 and 2020, respectively. Revenue from customers located in the United States was $55.9 million and $47.0 million for the six months ended June 30, 2021 and 2020, respectively.
Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021 and December 31, 2020, property and equipment at locations outside the U.S. was not material.

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
As of June 30, 2021 and 2020 we had 670 and 607 employees, respectively.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $94.6 million in the six months ended June 30, 2020 to $106.3 million in the six months ended June 30, 2021, due to an increase in the average annual subscription revenue per premium customer.
Included in the consolidated net income for the six months ended June 30, 2021 was stock-based compensation expense and amortization of acquired intangible assets of $4.9 million, and $1.5 million, respectively. Included in the consolidated net loss for the six months ended June 30, 2020 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.8 million, $4.7 million, and $1.8 million, respectively.

For the six months ended June 30, 2021 and 2020, our revenue derived from customers located outside North America was 43 and 46, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2021	2020
Customers (at period end)
Premium	2,280	2,279
Volume	983	1,144

Total customers (at period end)	3,263	3,423

Net revenue retention rate	98%	92%
Recurring dollar retention rate	86%	84%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$92.2	$86.4
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.5	$4.5
Total backlog, excluding professional services engagements (in millions)	$152.8	$136.9
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$119.8	$108.8

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

•
Net Revenue Retention Rate
. We assess our ability to retain and expand customers using a metric we refer to as our net revenue retention rate. We calculate the net revenue retention rate by dividing: a) the current annualized recurring revenue for premium customers that existed twelve months prior by b) the annualized recurring revenue for all premium customers that existed twelve months prior. We define annualized recurring revenue for premium customers as the aggregate annualized contract value from our premium customer base, measured as of the end of a given period. We typically calculate our net revenue retention rate on a quarterly basis. For annual periods, we report net revenue retention rate as the average of the net revenue retention rate for all fiscal quarters included in the period. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. The recurring dollar retention rate focuses on contracts up for renewal in a given quarter and only captures expansion/upsells at time of renewal, and is more susceptible to swings than the net revenue retention rate. Accordingly, we plan to continue to report the net revenue retention rate and discontinue reporting recurring dollar retention rate after December 31, 2021.

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
Cost of revenue increased in absolute dollars from the first six months of 2020 to the first six months of 2021. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
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
Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2021 and 2020, we recorded $2.6 million and $2.1 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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
10-K
for the year ended December 31, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$48,602	$45,617	$99,441	$90,275
Professional services and other revenue	2,870	2,309	6,848	4,304

Total revenue	51,472	47,926	106,289	94,579
Cost of revenue:
Cost of subscription and support revenue	14,756	17,807	30,434	34,555
Cost of professional services and other revenue	2,468	2,092	5,958	3,986

Total cost of revenue	17,224	19,899	36,392	38,541

Gross profit	34,248	28,027	69,897	56,038
Operating expenses:
Research and development	7,855	9,131	16,139	17,984
Sales and marketing	18,130	13,383	34,279	27,557
General and administrative	7,418	6,407	14,477	12,939
Merger-related	255	259	255	5,768
Other (benefit) expense	—	—	(1,965)	—

Total operating expenses	33,658	29,180	63,185	64,248

Income (loss) from operations	590	(1,153)	6,712	(8,210)
Other expense, net	117	(27)	(618)	(495)

Income (loss) before income taxes	707	(1,180)	6,094	(8,705)
Provision for income taxes	(163)	115	94	443

Net income (loss)	$870	$(1,295)	$6,000	$(9,148)
Net income (loss) per share—basic and diluted
Basic	$0.02	$(0.03)	$0.15	$(0.23)
Diluted	$0.02	$(0.03)	$0.14	$(0.23)
Weighted-average shares—basic and diluted
Basic	40,615,149	39,291,649	40,385,866	39,136,394
Diluted	42,208,933	39,291,649	42,390,641	39,136,394
Overview of Results of Operations for the Three Months Ended June 30, 2021 and 2020
Total revenue increased by 8%, or $3.5 million, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in subscription and support revenue of 7%, or $3.0 million, primarily due to an increase in average revenue per premium customer of 5.7%. Professional services and other revenue also increased by 24% or $561.0. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $3.8 million, or 8%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $6.2 million, or 22%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in revenue and our transition of acquired Ooyala customers to our technology during 2020. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Income from operations was $0.6 million in the three months ended June 30, 2021 compared to a loss from operations of $1.2 million in the three months ended June 30, 2020. This is primarily due to an increase in revenue of $3.5 million and the improvement of gross profit on subscription and support revenue in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Revenue

	Three Months Ended June 30,
	2021		2020		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$50,694	98%	$46,941	98%	$3,753	8%
Volume	778	2	985	2	(207)	(21)

Total	$51,472	100%	$47,926	100%	$3,546	8%

During the three months ended June 30, 2021, revenue increased by $3.5 million, or 8%, compared to the three months ended June 30, 2020, primarily due to an increase in revenue from our premium offerings. The increase in premium revenue of $3.8 million, or 8%, is primarily the result of increased premium subscription offerings to our customers as the average annual subscription revenue per premium customer increased 5.7% compared to the prior period. In the three months ended June 30, 2021, volume revenue decreased by $207, or 21%, compared to the three months ended June 30, 2020, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2021		2020		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$48,602	94%	$45,617	96%	$2,985	7%
Professional services and other	2,870	6	2,309	4	561	24

Total	$51,472	100%	$47,926	100%	$3,546	8%

During the three months ended June 30, 2021, subscription and support revenue increased by $3.0 million, or 7%, compared to the three months ended June 30, 2020. The increase was primarily related to an increase in the average annual subscription revenue per premium customer of 5.7% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. In addition, professional services and other revenue increased by $561, or 24%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2021		2020		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$29,398	57%	$26,039	54%	$3,359	13%

Europe	9,547	19	8,427	18	1,120	13
Japan	5,370	10	5,554	12	(184)	(3)
Asia Pacific	7,016	14	7,714	16	(698)	(9)
Other	141	—	192	—	(51)	(27)

International subtotal	22,074	43	21,887	46	187	1

Total	$51,472	100%	$47,926	100%	$3,546	8%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During the three months ended June 30, 2021, total revenue for North America increased $3.4 million, or 13%, compared to the three months ended June 30, 2020. In the three months ended June 30, 2021, total revenue outside of North America increased $187, or 1%, compared to the three months ended June 30, 2020. The increase in revenue from international regions is primarily related to increases in revenue in Japan.

Cost of Revenue

	Three Months Ended June 30,
	2021		2020		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$14,756	30%	$17,807	39%	$(3,051)	(17)%
Professional services and other	2,468	86	2,092	91	376	18

Total	$17,224	33%	$19,899	42%	$(2,675)	(13)%

In the three months ended June 30, 2021, cost of subscription and support revenue decreased by $3.1 million, or 17%, compared to the three months ended June 30, 2020. The decrease resulted primarily from incremental costs from the acquisition of Ooyala in the three months ended June 30, 2020 which did not recur in the three months ended June 30, 2021. In the three months ended June 30, 2021, cost of professional services and other revenue increased by $376, or 18%, compared to the three months ended June 30, 2020. This increase corresponds to an increase in contractor expenses of $270 to support the increase in professional services revenue.
Gross Profit

	Three Months Ended June 30,
	2021		2020		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$33,846	70%	$27,810	61%	$6,036	22%
Professional services and other	402	14	217	9	185	85%

Total	$34,248	67%	$28,027	58%	$6,221	22%

The overall gross profit percentage was 67% for the three months ended June 30, 2021 compared to 58% for the three months ended June 30, 2020. Subscription and support gross profit increased $6.0 million, or 22%, compared to the three months ended June 30, 2020. The increase in gross profit dollars for subscription and support revenue was due to incremental costs from the acquisition of Ooyala in the three months ended June 30, 2020 which did not recur in the three months ended June 30, 2021.
Operating Expenses

	Three Months Ended June 30,
	2021		2020		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,855	15%	$9,131	19%	$(1,276)	(14)%
Sales and marketing	18,130	35	13,383	28	4,747	35
General and administrative	7,418	14	6,407	13	1,011	16
Merger-related	255	—	259	1	(4)	(2)

Total	$33,658	65%	$29,180	61%	$4,478	15%

Research and Development
.
 In the three months ended June 30, 2021, research and development expense decreased by $1,276 or 14%, compared to the three months ended June 30, 2020 primarily due to a decrease in employee-related, rent, and contractor expenses of $1,031, $362, and $332 respectively. These decreases were offset by increases in stock-based compensation and amortization expenses of $275 and $146, respectively, as well as various other expenses that, in the aggregate, increased by approximately $29. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.

Sales and Marketing
.
In the three months ended June 30, 2021, sales and marketing expense increased by $4.7 million, or 35%, compared to the three months ended June 30, 2020, primarily due to an increase in marketing program, employee-related, and commission expenses of $1,970, $1,665, and $1,456, respectively. These increases were offset by a decrease in rent of $408. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $64. We expect that our sales and marketing expense will increase in absolute dollars for the second half of 2021 as compared to the prior period as we will continue to invest in these activities to support revenue growth.
General and Administrative
.
In the three months ended June 30, 2021, general and administrative expense increased by $1 million, or 16%, compared to the three months ended June 30, 2020, primarily due to increases in outside professional services, employee- related, and stock-based compensation expenses of $456, $204, and $144, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $207. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
 In the three months ended June 30, 2021, merger-related expenses remained relatively unchanged, compared to the three months ended June 30, 2020.
Overview of Results of Operations for the Six Months Ended June 30, 2021 and 2020
Total revenue increased by 12%, or $11.7 million, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in subscription and support revenue of 10%, or $9.2 million, primarily due to an increase in revenue from our premium offerings. Professional services and other revenue also increased by 59%, or $2.5 million, compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings grew by $12.0 million, or 13%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $13.9 million, or 25%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to an increase in revenue and an improvement in subscription and support gross profit. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Income from operations was $6.7 million in the six months ended June 30, 2021 compared to a loss from operations of $8.2 million in the six months ended June 30, 2020. This is primarily due to the aforementioned increase in revenue of $11.7 million, decreases in costs of revenue of $2.1 million, and decreases in operating expenses of $1.1 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Revenue

	Six Months Ended June 30,
	2021		2020		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$104,716	99%	$92,728	98%	$11,988	13%
Volume	1,573	1	1,851	2	(278)	(15)

Total	$106,289	100%	$94,579	100%	$11,710	12%

During the six months ended June 30, 2021, revenue increased by $11.7 million, or 12%, compared to the six months ended June 30, 2020, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services. The increase in premium revenue of $12.0 million, or 13%, is primarily the result of a 9% increase in average annual subscription revenue per premium customer during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
During the six months ended June 30, 2021, volume revenue decreased by $278 or 15%, compared to the six months ended June 30, 2020, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2021		2020		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$99,441	94%	$90,275	95%	$9,166	10%
Professional services and other	6,848	6	4,304	5	2,544	59

Total	$106,289	100%	$94,579	100%	$11,710	12%

During the six months ended June 30, 2021, subscription and support revenue increased by $9.2 million, or 10%, compared to the six months ended June 30, 2020. The increase was primarily related to a 9% increase in average annual subscription revenue per premium customer.
In addition, professional services and other revenue increased by $2.5 million, or 59%, compared to the corresponding period in the prior year. This increase was driven by one particular project that was completed in the three months ended March 31, 2021. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2021		2020		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$59,784	57%	$51,038	54%	$8,746	17%

Europe	18,470	17	16,888	18	1,582	9
Japan	13,078	12	11,656	12	1,422	12
Asia Pacific	14,675	14	14,584	16	91	1
Other	282	—	413	—	(131)	(32)

International subtotal	46,505	43	43,541	46	2,964	7

Total	$106,289	100%	$94,579	100%	$11,710	12%

During the six months ended June 30, 2021, total revenue for North America increased $8.7 million, or 17%, compared to the six months ended June 30, 2020. The increase was due to revenue from our premium offerings.
During the six months ended June 30, 2021, total revenue outside of North America increased $3.0 million, or 7%, compared to the six months ended June 30, 2020. The increase in revenue from international regions is primarily related to increases in revenue in Japan and Europe.
Cost of Revenue

	Six Months Ended June 30,
	2021		2020		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$30,434	31%	$34,555	38%	$(4,121)	(12)%
Professional services and other	5,958	87	3,986	93	1,972	49

Total	$36,392	34%	$38,541	41%	$(2,149)	(6)%

In the six months ended June 30, 2021, cost of subscription and support revenue decreased $4.1 million, or 12%, compared to the six months ended June 30, 2020. The decrease resulted primarily from incremental costs from the acquisition of Ooyala in the six months ended June 30, 2020 which did not recur in the six months ended June 30, 2021.

In the six months ended June 30, 2021, cost of professional services and other revenue increased $2.0 million, or 49%, compared to the six months ended June 30, 2020. This increase corresponds to an increase in contractor expenses of $1.9 million in the six months ended June 30, 2021 compared to the six months ended June 20, 2020.
Gross Profit

	Six Months Ended June 30,
	2021		2020		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$69,007	69%	$55,720	62%	$13,287	24%
Professional services and other	890	13	318	7	572	180

Total	$69,897	66%	$56,038	59%	$13,859	25%

The overall gross profit percentage was 66% and 59% for the six months ended June 30, 2021 and 2020, respectively. Subscription and support gross profit decreased $13.3 million, or 24%, compared to the six months ended June 30, 2020. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.
Operating Expenses

	Six Months Ended June 30,
	2021		2020		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$16,139	15%	$17,984	19%	$(1,845)	(10)%
Sales and marketing	34,279	32	27,557	29	6,722	24
General and administrative	14,477	14	12,939	14	1,538	12
Merger-related	255	0	5,768	6	(5,513)	(96)
Other (benefit) expense	(1,965)	(4)	—	—	(1,965)	N/A

Total	$63,185	59%	$64,248	68%	$(1,063)	(2)%

Research and Development
.
 In the six months ended June 30, 2021, research and development expense decreased by $1.8 million, or 10%, compared to the six months ended June 30, 2020 primarily due to a decrease in employee-related and rent expenses of $1.5 million and $728, respectively. These decreases were partially offset by increases in amortization expense of $293 and various other expenses that, in aggregate, increased by $135.
Sales and Marketing
.
In the six months ended June 30, 2021, sales and marketing expense increased by $6.7 million, or 24%, compared to the six months ended June 30, 2020 primarily due to increases in market program, commission and employer-related expenses of $2.9 million, $2.9 million, and $2.2 million, respectively. These increases were offset by decreases in rent and travel expenses of $759 and $462, respectively. The remaining decreases were due to various other expenses, that, in aggregate, decreased by $78.
General and Administrative
.
In the six months ended June 30, 2021, general and administrative increased by $1.5 million or 12%, compared to the six months ended June 30, 2020 primarily due to increases in outside accounting and legal fees, employee-related, stock-based compensation, and contractor expenses of $751, $476, $154 and $156, respectively.
Merger-Related
.
 In the six months ended June 30, 2021, merger-related expenses decreased $5.5 million due to costs incurred in connection with general merger and related activities in 2020 which did not recur in the current period.
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

Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at June 30, 2021 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At June 30, 2021 and December 31, 2020, we had $13.8 million and $17.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United
States tax-free but
could still be subject to foreign withholding taxes.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2021	2020
	(in thousands)
Cash flows provided by operating activities	$7,377	$5,300
Cash flows used in investing activities	$(3,785)	$(5,036)
Cash flows provided by financing activities	$157	$4,965
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
Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items
including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2021 was $7.4 million. The cash flow provided by operating activities primarily resulted from changes in our operating assets and liabilities of $8.0 million, net income of $6 million and net non-cash
charges of $9.5 million. Net
non-cash
expenses mainly consisted of $4.3 million for depreciation and amortization and $4.9 million for stock-based compensation. Cash inflows resulting from changes in our operating assets and liabilities consisted primarily of a increase in deferred revenue of $3.8 million, offset by an increase in accounts receivable of $2.6 million. In summary, cash provided by operating activities has increased when compared to the prior period due to an increase in net income and improvements in working capital.
Cash flows used in investing activities.
Cash used in investing activities during the six months ended June 30, 2021 was $3.8 million, consisting primarily of $3.0 million for the capitalization of internal-use
software costs and $808 in capital expenditures to support the business.
Cash flows provided by financing activities.
Cash provided by financing activities for the six months ended June 30, 2021 was $157, consisting primarily of $2.0 million in proceeds from the exercise of stock options, offset by $475 deferred acquisition payments and $1.3 million in other financing activities
Credit facility.
On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of June 30, 2021. As we have not drawn on the Line of Credit, there are no amounts outstanding as of June 30, 2021.
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
In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2021 and December 31, 2020.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except share and per share data, unless otherwise noted)
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
Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2021	2020
Revenues generated in locations outside the United States	47%	50%
Revenues in currencies other than the United States dollar (1)	27%	30%
Expenses in currencies other than the United States dollar (1)	17%	15%

	Six Months Ended June 30,
	2021	2020
Revenues generated in locations outside the United States	47%	50%
Revenues in currencies other than the United States dollar (1)	28%	30%
Expenses in currencies other than the United States dollar (1)	16%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	8%	1%
British pound	6	5	6	5
Japanese Yen	10	3	12	2
Other	3	8	4	7

Total	27%	17%	30%	15%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Revenues	Expenses	Revenues	Expenses
Euro	7%	0%	8%	1%
British pound	6	5	6	5
Japanese Yen	12	3	12	2
Other	3	8	4	7

Total	28%	16%	30%	15%
As of June 30, 2021 and December 31, 2020, we had $8.1 million and $9.0 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
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
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at June 30, 2021, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2021, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $3.0 million, decreased expenses by $1.7 million and decreased operating income by $1.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar
denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2021.
Interest rate risk
We had cash and cash equivalents totaling $40.4 million at June 30, 2021. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended June 30, 2021. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

10.1†(4)	Brightcove Inc. 2021 Stock Incentive Plan.

10.2†	Form of Incentive Stock Option Agreement under the Brightcove Inc. 2021 Stock Incentive Plan.

10.3†	Form of Non-Qualified Stock Option Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.4†	Form of Non-Qualified Stock Option Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.5†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan.

10.6†	Form of Restricted Stock Unit Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.7†	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.8†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 17, 2021, and incorporated herein by reference
^	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC. (Registrant)

Date: July 28, 2021	By:
/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2021	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)