Form 10-Q
period 2021-09-30
BRIGHTCOVE INC
filed 2021-10-27
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2021, there were 41,090,876 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
10-Q
may include statements about:

•	our ability to achieve profitability;

•	our competitive position and the effect of competition in our industry;

•	our ability to retain and attract new customers;

•	our ability to penetrate existing markets and develop new markets for our services;

•	our ability to retain or hire qualified accounting and other personnel;

•	our ability to successfully integrate acquired businesses;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to maintain the security and reliability of our systems;

•	our estimates with regard to our future performance and total potential market opportunity;

•	our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements and our needs for additional financing; and

•	our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Brightcove Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020

	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$45,285	$37,472
Accounts receivable, net of allowance of $443 and $648 at September 30, 2021 and December 31, 2020, respectively	28,138	29,305
Prepaid expenses	8,965	5,760
Other current assets	11,411	12,978

Total current assets	93,799	85,515
Property and equipment, net	18,777	15,968
Operating lease right-of-use asset	5,668	8,699
Intangible assets, net	8,213	10,465
Goodwill	60,902	60,902
Other assets	6,491	5,254

Total assets	$193,850	$186,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,007	$10,456
Accrued expenses	21,082	25,397
Operating lease liability	2,176	4,346
Deferred revenue	61,739	58,741

Total current liabilities	96,004	98,940
Operating lease liability, net of current portion	3,734	5,498
Other liabilities	1,536	2,763

Total liabilities	$101,274	107,201
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,175,854 and 40,152,021 shares issued at September 30, 2021 and December 31, 2020, respectively	41	40
Additional paid-in capital	295,464	287,059
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(600)	(188)
Accumulated deficit	(201,458)	(206,438)

Total stockholders’ equity	92,576	79,602

Total liabilities and stockholders’ equity	$193,850	$186,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$49,226	$46,338	$148,667	$136,613
Professional services and other revenue	2,937	2,746	9,785	7,050

Total revenue	52,163	49,084	158,452	143,663
Cost of revenue:
Cost of subscription and support revenue	16,406	15,735	46,840	50,290
Cost of professional services and other revenue	2,247	2,363	8,205	6,349

Total cost of revenue	18,653	18,098	55,045	56,639

Gross profit	33,510	30,986	103,407	87,024
Operating expenses:
Research and development	7,902	8,215	24,041	26,199
Sales and marketing	18,451	14,813	52,730	42,370
General and administrative	7,345	6,694	21,822	19,633
Merger-related	45	—	300	5,768
Other (benefit) expense	—	—	(1,965)	—

Total operating expenses	33,743	29,722	96,928	93,970

(Loss) income from operations	(233)	1,264	6,479	(6,946)
Other (expense) income, net	(319)	204	(937)	(291)

(Loss) income before income taxes	(552)	1,468	5,542	(7,237)
Provision for income taxes	468	154	562	597

Net (loss) income	$(1,020)	$1,314	$4,980	$(7,834)
Net (loss) income per share—basic and diluted
Basic	$(0.02)	$0.03	$0.12	$(0.20)
Diluted	$(0.02)	$0.03	$0.12	$(0.20)
Weighted-average shares—basic and diluted
Basic	40,934,689	39,682,337	40,570,817	39,319,703
Diluted	40,934,689	40,645,982	42,237,438	39,319,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net (loss) income	$(1,020)	$1,314	$4,980	$(7,834)
Other comprehensive income:
Foreign currency translation adjustments	(238)	345	(412)	44

Comprehensive (loss) income	$(1,258)	$1,659	$4,568	$(7,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	40,946,572	39,543,991	40,152,021	39,042,787
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	229,282	387,256	1,023,833	888,460

Balance, end of period	41,175,854	39,931,247	41,175,854	39,931,247

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$41	$39	$41	$39
Issuance of common stock upon exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	1	—	1

Balance, end of period	$41	$40	$41	$40

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$292,775	$281,255	$287,059	$276,365
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	194	794	825	792
Stock-based compensation expense	2,495	2,072	7,580	6,964

Balance, end of period	$295,464	$284,121	$295,464	$284,121

Accumulated deficit
Balance, beginning of period	$(200,438)	$(209,773)	$(206,438)	$(200,625)
Net income (loss)	(1,020)	1,314	4,980	(7,834)

Balance, end of period	$(201,458)	$(208,459)	$(201,458)	$(208,459)

Accumulated other comprehensive loss
Balance, beginning of period	$(362)	$(1,086)	$(188)	$(785)
Foreign currency translation adjustment	(238)	345	(412)	44

Balance, end of period	$(600)	$(741)	$(600)	$(741)

Total stockholders’ equity	$92,576	$74,090	$92,576	$74,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Operating activities
Net income (loss)	$4,980	$(7,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,284	6,497
Stock-based compensation	7,234	6,724
Provision for reserves on accounts receivable	246	461
Changes in assets and liabilities:
Accounts receivable	710	(1,433)
Prepaid expenses and other current assets	(914)	(6,414)
Other assets	(1,273)	(1,247)
Accounts payable	79	104
Accrued expenses	(4,402)	3,410
Operating leases	(903)	(13)
Deferred revenue	2,707	8,667

Net cash provided by operating activities	14,748	8,922
Investing activities
Purchases of property and equipment	(1,625)	(2,163)
Capitalized internal-use software costs	(4,657)	(5,108)

Net cash used in investing activities	(6,282)	(7,271)
Financing activities
Proceeds from exercise of stock options	2,200	1,207
Deferred acquisition payments	(475)	—
Proceeds from debt	—	10,000
Debt paydown	—	(5,000)
Other financing activities	(1,375)	(448)

Net cash provided by financing activities	350	5,759
Effect of exchange rate changes on cash and cash equivalents	(1,003)	163

Net increase in cash and cash equivalents	7,813	7,573
Cash and cash equivalents at beginning of period	37,472	22,759

Cash and cash equivalents at end of period	$45,285	$30,332

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$3,505	$5,087
Cash paid for income taxes	$681	$993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, unless otherwise noted)
1. Business Description and Basis

of Presentation
Business Description
Brightcove Inc. (the “Company”) is a leading global provider of cloud services for video which enable its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.
The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020 contained in the Company’s Annual Report on Form
10-K
and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended September 30, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
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
The 2021 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee
directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. The 2021 Plan replaces the 2012 Plan and therefore there will be no future grants issued under the 2012 Plan.

Allowance for Doubtful Accounts
The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2020	$648
Current provision for credit losses	303
Write-offs against allowance	(451)
Recoveries	(57)
Balance as of September 30, 2021	$443

Estimated credit losses for unbilled trade accounts receivable were not material
.
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
include initiation, set-up and customization
services.
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2020	$29,305	$2,078	$58,741	$811	$59,552
Balance at September 30, 2021	28,138	2,311	61,739	50	61,789
Revenue recognized for the three and nine months ended September 30, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $8.2 million and $54.9 million, respectively. During the three and nine months ended September 30, 2021, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.
The assets recognized for costs to obtain a contract were $12.0 million as of September 30, 2021 and $13.3 million as of December 31, 2020. Amortization expense recognized for the three and nine months ended September 30, 2021 related to costs to obtain a contract was $3.3 million and $9.6 million, respectively. Amortization expense recognized for the three and nine months ended September 30, 2020 related to costs to obtain a contract was $2.0 million and $5.5 million, respectively.

Transaction Price Allocated to Future Performance Obligations
As of September 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $148.6 million, of which approximately $115.0 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.
4. Cash and Cash Equivalents
Cash and cash equivalents as of September 30, 2021 consist of the following:

	September 30, 2021
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$45,244	$45,244
Money market funds	Demand	41	41

Total cash and cash equivalents		$45,285	$45,285

Cash and cash equivalents as of December 31, 2020 consist of the following:

	December 31, 2020
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$37,431	$37,431
Money market funds	Demand	41	41

Total cash and cash equivalents		$37,472	$37,472

5. (Loss) Earnings per Share
The Company calculates basic and diluted

earnings (loss) per common share by dividing the earnings (loss) amount by the number of common shares outstanding during the period. The calculation of diluted earnings per common share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock awards, where dilutive.
The following table set forth the computations of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(1,020)	$1,314	$4,980	$(7,834)

Weighted average shares used in computing basic earnings per share	40,934,689	39,682,337	40,570,817	39,319,703
Effect of weighted average dilutive stock-based awards	—	963,645	1,666,621	—

Weighted average shares used in computing diluted earnings per share	40,934,689	40,645,982	42,237,438	39,319,703
Net (loss) income per share—basic and diluted
Basic	$(0.02)	$0.03	$0.12	$(0.20)
Diluted	$(0.02)	$0.03	$0.12	$(0.20)

The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2021	2020	2021	2020
Options outstanding	1,803	1,570	147	2,234
Restricted stock units outstanding	3,185	155	56	3,264
6. Stock-based Compensation
The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average fair value of options granted during the period	$6.29	$4.86	$7.51	$4.01
Risk-free interest rate	1.14%	0.33%	1.16%	0.76%
Expected volatility	48%	47%	48%	46%
Expected life (in years)	6.2	5.9	6.2	6.1
Expected dividend yield	—	—	—	—
As of September 30, 2021, there was $23.6 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.28 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation:
Cost of subscription and support revenue	$157	$139	$501	$452
Cost of professional services and other revenue	113	63	299	233
Research and development	408	142	1,261	839
Sales and marketing	583	768	2,082	2,440
General and administrative	1,072	896	3,091	2,760

	$2,333	$2,008	$7,234	$6,724

The following is a summary of the stock option activity during the nine months ended September 30, 2021.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	2,110,486	$9.19
Granted	92,905	16.05
Exercised	(254,502)	8.65		$2,724
Canceled	(145,930)	10.17

Outstanding at September 30, 2021	1,802,959	$9.56	5.94	$4,177

Exercisable at September 30, 2021	1,313,116	$8.96	5.23	$3,522

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2021 of $11.54 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards
(“S-RSU”)
and our performance-based awards
(“P-RSU”)
during the nine months ended September 30, 2021:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,000,416	$10.40	1,587,801	$10.30	3,588,217	$10.35
Granted	1,039,266	14.44	64,011	12.65	1,103,277	14.33
Vested and issued	(546,818)	9.11	(181,910)	8.74	(728,728)	9.01
Canceled	(411,567)	11.38	(365,909)	9.50	(777,476)	10.49

Unvested at September 30, 2021	2,081,297	$12.56	1,103,993	$10.97	3,185,290	$12.00

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
The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of September 30, 2021 and December 31, 2020, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
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
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2021, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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

9. Debt
On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all covenants under the Line of Credit as of September 30, 2021 and there were no borrowings outstanding as of September 30, 2021.
10. Segment Information
Geographic Data
Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
North America	$29,420	$27,515	$89,204	$78,553
Europe	9,689	8,435	28,159	25,323
Japan	6,185	5,688	19,263	17,344
Asia Pacific	6,746	7,211	21,421	21,795
Other	123	235	405	648

Total revenue	$52,163	$49,084	$158,452	$143,663

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $27.6 million and $25.6 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from customers located in the United States was $83.6 million and $72.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021 and December 31, 2020, property and equipment at locations outside the U.S. was not material.

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
As of September 30, 2021 and 2020 we had 693 and 616 employees, respectively.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $143.7 million in the nine months ended September 30, 2020 to $158.5 million in the nine months ended September 30, 2021, due to an increase in the average annual subscription revenue per premium customer.
Included in the consolidated net income for the nine months ended September 30, 2021 was stock-based compensation expense and amortization of acquired intangible assets of $7.2 million, and $2.3 million, respectively. Included in the consolidated net loss for the nine months ended September 30, 2020 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $5.8 million, $6.7 million, and $2.6 million, respectively.

For the nine months ended September 30, 2021 and 2020, our revenue derived from customers located outside North America was 44% and 45%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Customers (at period end)
Premium	2,265	2,267
Volume	940	1,114

Total customers (at period end)	3,205	3,381

Net revenue retention rate	97.1%	93.8%
Recurring dollar retention rate	88%	88%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$93.9	$87.3
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.6	$4.5
Total backlog, excluding professional services engagements (in millions)	$148.6	$144.2
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$115.0	$109.6

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

•
Net Revenue Retention Rate
. We assess our ability to retain and expand customers using a metric we refer to as our net revenue retention rate. We calculate the net revenue retention rate by dividing: (a) the current annualized recurring revenue for premium customers that existed twelve months prior by (b) the annualized recurring revenue for all premium customers that existed twelve months prior. We define annualized recurring revenue for premium customers as the aggregate annualized contract value from our premium customer base, measured as of the end of a given period. We typically calculate our net revenue retention rate on a quarterly basis. For annual periods, we report net revenue retention rate as the average of the net revenue retention rate for all fiscal quarters included in the period. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. The recurring dollar retention rate focuses on contracts up for renewal in a given quarter and only captures expansion/upsells at time of renewal, and is more susceptible to swings than the net revenue retention rate. Accordingly, we plan to continue to report the net revenue retention rate and discontinue reporting recurring dollar retention rate after December 31, 2021.

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
Cost of revenue increased in absolute dollars from the first nine months of 2020 to the first nine months of 2021. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
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
Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2021 and 2020, we recorded $2.3 million and $2.0 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

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
10-K
for the year ended December 31, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$49,226	$46,338	$148,667	$136,613
Professional services and other revenue	2,937	2,746	9,785	7,050

Total revenue	52,163	49,084	158,452	143,663
Cost of revenue:
Cost of subscription and support revenue	16,406	15,735	46,840	50,290
Cost of professional services and other revenue	2,247	2,363	8,205	6,349

Total cost of revenue	18,653	18,098	55,045	56,639

Gross profit	33,510	30,986	103,407	87,024
Operating expenses:
Research and development	7,902	8,215	24,041	26,199
Sales and marketing	18,451	14,813	52,730	42,370
General and administrative	7,345	6,694	21,822	19,633
Merger-related	45	—	300	5,768
Other (benefit) expense	—	—	(1,965)	—

Total operating expenses	33,743	29,722	96,928	93,970

(Loss) income from operations	(233)	1,264	6,479	(6,946)
Other (expense) income, net	(319)	204	(937)	(291)

(Loss) income before income taxes	(552)	1,468	5,542	(7,237)
Provision for income taxes	468	154	562	597

Net (loss) income	$(1,020)	$1,314	$4,980	$(7,834)
Net (loss) income per share—basic and diluted
Basic	$(0.02)	$0.03	$0.12	$(0.20)
Diluted	$(0.02)	$0.03	$0.12	$(0.20)
Weighted-average shares—basic and diluted
Basic	40,934,689	39,682,337	40,570,817	39,319,703
Diluted	40,934,689	40,645,982	42,237,438	39,319,703
Overview of Results of Operations for the Three Months Ended September 30, 2021 and 2020
Total revenue increased by 6%, or $3.1 million, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to an increase in subscription and support revenue of 6%, or $2.9 million, primarily due to an increase in average revenue per premium customer of 6.9%. Professional services and other revenue also increased by 7% or $191. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $3.3 million, or 7%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $2.5 million, or 8%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in revenue and our transition of acquired Ooyala customers to our technology during 2020, which resulted in reduced costs. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Loss from operations was $0.2 million in the three months ended September 30, 2021 compared to a loss from operations of $1.3 million in the three months ended September 30, 2020. This is primarily due to an increase in revenue of $3.1 million and the improvement of gross profit on subscription and support revenue in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenue

	Three Months Ended September 30,
	2021		2020		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Premium	$51,466	99%	$48,175	98%	$3,291	7%
Volume	697	1	909	2	(212)	(23)

Total	$52,163	100%	$49,084	100%	$3,079	6%

During the three months ended September 30, 2021, revenue increased by $3.1 million, or 6%, compared to the three months ended September 30, 2020, primarily due to an increase in revenue from our premium offerings. The increase in premium revenue of $3.3 million, or 7%, is primarily the result of increased premium subscription offerings to our customers as the average annual subscription revenue per premium customer increased 6.9% compared to the prior period. In the three months ended September 30, 2021, volume revenue decreased by $212, or 23%, compared to the three months ended September 30, 2020, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2021		2020		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$49,226	94%	$46,338	96%	$2,888	6%
Professional services and other	2,937	6	2,746	4	191	7

Total	$52,163	100%	$49,084	100%	$3,079	6%

During the three months ended September 30, 2021, subscription and support revenue increased by $2.9 million, or 6%, compared to the three months ended September 30, 2020. The increase was primarily related to an increase in the average annual subscription revenue per premium customer of 6.9% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. In addition, professional services and other revenue increased by $191, or 7%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2021		2020		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
North America	$29,420	56%	$27,515	56%	$1,905	7%

Europe	9,689	19	8,435	17	1,254	15
Japan	6,185	12	5,688	12	497	9
Asia Pacific	6,746	13	7,211	15	(465)	(6)
Other	123	—	235	—	(112)	(48)

International subtotal	22,743	44	21,569	44	1,174	5

Total	$52,163	100%	$49,084	100%	$3,079	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During the three months ended September 30, 2021, total revenue for North America increased $1.9 million, or 7%, compared to the three months ended September 30, 2020. In the three months ended September 30, 2021, total revenue outside of North America increased $1.2 million, or 5%, compared to the three months ended September 30, 2020. The increase in revenue from international regions is primarily related to increases in revenue in Europe.

Cost of Revenue

	Three Months Ended September 30,
	2021		2020		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$16,406	33%	$15,735	34%	$671	4%
Professional services and other	2,247	77	2,363	86	(116)	(5)

Total	$18,653	36%	$18,098	37%	$555	3%

In the three months ended September 30, 2021, cost of subscription and support revenue increased by $671, or 4%, compared to the three months ended September 30, 2020. The increase resulted primarily from the 6% increase in subscription and support revenue in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. In the three months ended September 30, 2021, cost of professional services and other revenue decreased by $116, or 5%, compared to the three months ended September 30, 2020. This decrease corresponds to a decrease in contractor expenses of $216 in the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Gross Profit

	Three Months Ended September 30,
	2021		2020		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$32,820	67%	$30,603	66%	$2,217	7%
Professional services and other	690	23	383	14	307	80%

Total	$33,510	64%	$30,986	63%	$2,524	8%

The overall gross profit percentage was 64% for the three months ended September 30, 2021 compared to 63% for the three months ended September 30, 2020. Subscription and support gross profit increased $2.2 million, or 7%, compared to the three months ended September 30, 2020. The increase in gross profit dollars for subscription and support revenue was due to incremental costs from the acquisition of Ooyala in the three months ended September 30, 2020 which did not recur in the three months ended September 30, 2021.
Operating Expenses

	Three Months Ended September 30,
	2021		2020		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Research and development	$7,902	15%	$8,215	17%	$(313)	(4)%
Sales and marketing	18,451	35	14,813	30	3,638	25
General and administrative	7,345	14	6,694	14	651	10
Merger-related	45	—	—	—	45	N/A

Total	$33,743	65%	$29,722	61%	$4,021	14%

Research and Development
.
 In the three months ended September 30, 2021, research and development expense decreased by $313 or 4%, compared to the three months ended September 30, 2020 primarily due to a decrease in rent and contractor expenses of $315 and $292 respectively. These decreases were offset by an increase in stock-based compensation of $267, as well as various other expenses that, in the aggregate, increased by approximately $27. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.

Sales and Marketing
.
In the three months ended September 30, 2021, sales and marketing expense increased by $3.6 million, or 25%, compared to the three months ended September 30, 2020, primarily due to an increase in marketing campaigns, employee-related, and commission expenses of $1.8 million, $1.6 million, and $1.2 million, respectively. These increases were offset by a decrease in rent and contractor expenses of $435 and $627, respectively. The remaining decrease was due to various other expenses that, in aggregate, decreased by approximately $46. We expect that our sales and marketing expense will increase in absolute dollars for the remainder of 2021 as compared to the prior period as we will continue to invest in these activities to support revenue growth.
General and Administrative
.
In the three months ended September 30, 2021, general and administrative expense increased by $651, or 10%, compared to the three months ended September 30, 2020, primarily due to increases in outside professional services, employee- related, and stock-based compensation expenses of $244, $193, and $176, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $38. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
 In the three months ended September 30, 2021, merger-related expenses remained relatively unchanged, compared to the three months ended September 30, 2020.
Overview of Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Total revenue increased by 10%, or $14.8 million, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an increase in subscription and support revenue of 9%, or $12.1 million, primarily due to an increase in revenue from our premium offerings. Professional services and other revenue also increased by 39%, or $2.7 million, compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings grew by $15.3 million, or 11%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
Our gross profit increased by $16.4 million, or 19%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to an increase in revenue and an improvement in subscription and support gross profit. The increase in revenue is due to an increase in our average revenue per premium customer. The improvement in subscription and support gross profit was primarily due to transition of acquired Ooyala customers to our technology during 2020, which reduced costs. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Income from operations was $6.5 million in the nine months ended September 30, 2021 compared to a loss from operations of $6.9 million in the nine months ended September 30, 2020. This is primarily due to the aforementioned increase in revenue of $14.8 million and decreases in costs of revenue of $1.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Revenue

	Nine Months Ended September 30,
	2021		2020		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Premium	$156,182	99%	$140,904	98%	$15,278	11%
Volume	2,270	1	2,759	2	(489)	(18)

Total	$158,452	100%	$143,663	100%	$14,789	10%

During the nine months ended September 30, 2021, revenue increased by $14.8 million, or 10%, compared to the nine months ended September 30, 2020, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services. The increase in premium revenue of $15.3 million, or 11%, is primarily the result of an 8% increase in average annual subscription revenue per premium customer during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase in average annual subscription revenue per premium customer is primarily due to premium customers ordering more of our products.

During the nine months ended September 30, 2021, volume revenue decreased by $489 or 18%, compared to the nine months ended September 30, 2020, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2021		2020		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$148,667	94%	$136,613	95%	$12,054	9%
Professional services and other	9,785	6	7,050	5	2,735	39

Total	$158,452	100%	$143,663	100%	$14,789	10%

During the nine months ended September 30, 2021, subscription and support revenue increased by $12.1 million, or 9%, compared to the nine months ended September 30, 2020. The increase was primarily related to an 8% increase in average annual subscription revenue per premium customer.
In addition, professional services and other revenue increased by $2.7 million, or 39%, compared to the corresponding period in the prior year. This increase was driven by one particular project that was completed in the three months ended March 31, 2021. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2021		2020		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
North America	$89,204	56%	$78,553	55%	$10,651	14%

Europe	28,159	18	25,323	18	2,836	11
Japan	19,263	12	17,344	12	1,919	11
Asia Pacific	21,421	14	21,795	15	(374)	(2)
Other	405	—	648	—	(243)	(38)

International subtotal	69,248	44	65,110	45	4,138	6

Total	$158,452	100%	$143,663	100%	$14,789	10%

During the nine months ended September 30, 2021, total revenue for North America increased $10.7 million, or 14%, compared to the nine months ended September 30, 2020. The increase was due to revenue from our premium offerings.
During the nine months ended September 30, 2021, total revenue outside of North America increased $4.1 million, or 6%, compared to the nine months ended September 30, 2020. The increase in revenue from international regions is primarily related to increased sales of our premium offerings to existing customers in Japan and Europe.
Cost of Revenue

	Nine Months Ended September 30,
	2021		2020		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$46,840	32%	$50,290	37%	$(3,450)	(7)%
Professional services and other	8,205	84	6,349	90	1,856	29

Total	$55,045	35%	$56,639	39%	$(1,594)	(3)%

In the nine months ended September 30, 2021, cost of subscription and support revenue decreased $3.5 million, or 7%, compared to the nine months ended September 30, 2020. The decrease resulted primarily from incremental costs from the acquisition of Ooyala in the nine months ended September 30, 2020 which did not recur in the nine months ended September 30, 2021.

In the nine months ended September 30, 2021, cost of professional services and other revenue increased $1.9 million, or 29%, compared to the nine months ended September 30, 2020. This increase corresponds to an increase in contractor expenses of $1.7 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Gross Profit

	Nine Months Ended September 30,
	2021		2020		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$101,827	68%	$86,323	63%	$15,504	18%
Professional services and other	1,580	16	701	10	879	125

Total	$103,407	65%	$87,024	61%	$16,383	19%

The overall gross profit percentage was 65% and 61% for the nine months ended September 30, 2021 and 2020, respectively. Subscription and support gross profit increased $15.5 million, or 18%, compared to the nine months ended September 30, 2020. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.
Operating Expenses

	Nine Months Ended September 30,
	2021		2020		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Research and development	$24,041	15%	$26,199	18%	$(2,158)	(8)%
Sales and marketing	52,730	33	42,370	29	10,360	24
General and administrative	21,822	14	19,633	14	2,189	11
Merger-related	300	0	5,768	4	(5,468)	(95)
Other (benefit) expense	(1,965)	(1)	—	—	(1,965)	N/A

Total	$96,928	61%	$93,970	65%	$2,958	3%

Research and Development
.
 In the nine months ended September 30, 2021, research and development expense decreased by $2.2 million, or 8%, compared to the nine months ended September 30, 2020 primarily due to a decrease in employee-related and rent expenses of $1.6 million and $1.0 million, respectively. These decreases were partially offset by an increase in stock-based compensation expense of $423.
Sales and Marketing
.
In the nine months ended September 30, 2021, sales and marketing expense increased by $10.4 million, or 24%, compared to the nine months ended September 30, 2020 primarily due to increases in marketing campaigns, commission and employee-related expenses of $4.7 million, $4.1 million, and $3.8 million, respectively. These increases were offset by decreases in rent, contractor and travel expenses of $1.2 million, $550 and $404, respectively.
General and Administrative
.
In the nine months ended September 30, 2021, general and administrative increased by $2.2 million or 11%, compared to the nine months ended September 30, 2020 primarily due to increases in outside accounting and legal fees, employee-related, stock-based compensation, and contractor expenses of $995, $669, $330 and $297, respectively.
Merger-Related
.
 In the nine months ended September 30, 2021, merger-related expenses decreased $5.5 million due to costs incurred in connection with general merger and related activities in 2020 which did not recur in the current period.
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

Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at September 30, 2021 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At September 30, 2021 and December 31, 2020, we had $14.5 million and $17.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United
States tax-free but
could still be subject to foreign withholding taxes.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2021	2020
	(in thousands)
Cash flows provided by operating activities	$14,748	$8,922
Cash flows used in investing activities	$(6,282)	$(7,271)
Cash flows provided by financing activities	$350	$5,759
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
Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items
including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2021 was $14.7 million. The cash flow provided by operating activities primarily resulted from net income of $5 million and net non-cash
charges of $13.7 million, offset by net changes in our operating assets and liabilities of $4.0 million. Net non-cash
expenses mainly consisted of $6.3 million for depreciation and amortization and $7.2 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of a decrease in accrued expenses of $4.4 million, an increase in other assets of $1.3 million, an increase in prepaid expenses and other current assets of $914, a decrease in operating leases of $903, offset by an increase in deferred revenue of $2.7 million and a decrease in accounts receivable of $710. In summary, cash provided by operating activities has increased when compared to the prior period due to an increase in net income, offset by decreases in working capital.
Cash flows used in investing activities.
Cash used in investing activities during the nine months ended September 30, 2021 was $6.3 million, consisting primarily of $4.7 million for the capitalization of internal-use
software costs and $1.6 million in capital expenditures to support the business.
Cash flows provided by financing activities.
Cash provided by financing activities for the nine months ended September 30, 2021 was $350, consisting primarily of $2.2 million in proceeds from the exercise of stock options, offset by $475 deferred acquisition payments and $1.4 million in other financing activities. Other financing activities reflects the repurchase of stock withheld for taxes for Section 16 executives’ vesting.
Credit facility.
On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of September 30, 2021. As we have not drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2021.

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
In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2021 and December 31, 2020.
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
Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2021	2020
Revenues generated in locations outside the United States	47%	48%
Revenues in currencies other than the United States dollar (1)	29%	29%
Expenses in currencies other than the United States dollar (1)	18%	17%

	Nine Months Ended September 30,
	2021	2020
Revenues generated in locations outside the United States	47%	50%
Revenues in currencies other than the United States dollar (1)	29%	30%
Expenses in currencies other than the United States dollar (1)	17%	16%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Revenues	Expenses	Revenues	Expenses
Euro	8%	2%	8%	1%
British pound	6	5	6	6
Japanese Yen	12	3	12	3
Other	3	8	3	7

Total	29%	18%	29%	17%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	8%	1%
British pound	6	5	6	6
Japanese Yen	12	3	12	3
Other	3	8	4	6

Total	29%	17%	30%	16%
As of September 30, 2021 and December 31, 2020, we had $7.5 million and $9.0 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at September 30, 2021, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2021, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $4.5 million, decreased expenses by $2.6 million and decreased operating income by $1.9 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar
denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2021.
Interest rate risk
We had cash and cash equivalents totaling $45.3 million at September 30, 2021. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended September 30, 2021. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
You should carefully consider the risks described in our annual report on Form
10-K
for the fiscal year ended December 31, 2020, under the heading “Part I — Item 1A. Risk Factors,” together with the additional risk factor included below and all of the other information in this Quarterly Report on Form
10-Q.
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

If we do not successfully manage the transition associated with the planned retirement of our Chief Executive Officer (“CEO”) and the appointment of a new CEO, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.
Jeff Ray plans to step down from his position as the Company’s CEO and as a member of the Board effective on the earlier of December 31, 2022 or the date that we hire a new CEO. Mr. Ray will remain as our CEO until such date and, once a new CEO is hired, will remain with the company as an advisor, assisting with the leadership transition, until December 31, 2022. The Board has an active search process underway to select the next CEO from internal and external candidates. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers, vendors and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain and hire key employees.

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

ITEM 6.	EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
^	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: October 27, 2021	By:	/s/ Jeff Ray

Jeff Ray
Chief Executive Officer
( Principal Executive Officer )

Date: October 27, 2021	By:	/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
( Principal Financial Officer )