Form 10-K
period 2021-12-31
BRIGHTCOVE INC
filed 2022-02-18
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of common stock held by
non-affiliates
of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2021, was $576,531,928.
As of February 1
4
, 2022, there were 41,273,305 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 202
2
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

•
We are impacted by constantly-evolving government and industry regulation of the Internet, data privacy, and cybersecurity, which could directly restrict our business or indirectly affect our business by limiting the growth of our markets.

•	We use data center and cloud computing services facilities to deliver our services, and disruption of service at these facilities could harm our business.
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
Brightcove was incorporated in Delaware in August 2004 and our corporate headquarters are in Boston, Massachusetts. As of December 31, 2021, we had 3,135 customers in over 80 countries, including many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands, faith-based institutions, retail and
e-commerce
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
Customers can complement their use of our core video products with modular technologies that provide enhanced capabilities such as
(1) innovative ad insertion and video stitching through Brightcove SSAI
™
;
(2) efficient publication of videos to Facebook, Twitter, and YouTube through Brightcove Social
™
;
(3) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign
™
; and
(4) the ability to create branded video experiences by accessing templates with built-in
best practices through Brightcove Gallery
™
.
We have also brought to market several video solutions, which are suites of video technologies that address specific customer use-cases
and needs, including:
(1) Brightcove CorpTV
™
offers companies a new way to deliver marketing videos, product announcements, training programs, and other live and on-demand
content in a branded experience;

(2) Virtual Events Experience
™
helps brands to transform events into customized virtual experiences;
(3) Brightcove Video Marketing Suite
™
, or Video Marketing Suite, enables marketers to use video to drive brand awareness, engagement and conversion; and
(4) Brightcove Enterprise Video Suite
™
, or Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos.
We primarily generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $197.4 million in the year ended December 31, 2020 to $211.1 million in the year ended December 31, 2021. As of December 31, 2021, we had 3,135 customers, of which 908 used our premium offerings and 2,227 used our volume offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. In addition to being offered on a stand-alone basis, Video Cloud is also a core component of Video Marketing Suite, Enterprise Video Suite, Brightcove Beacon, Virtual Event Experience, and Brightcove CorpTV
TM
.
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

•
Easy to use and low total cost of ownership
. We designed our products to be intuitive and easy to use. We provide reliable, cost-effective, on-demand
solutions to our customers, relieving them of the cost, time and resources associated with in-house
solutions and enabling them to be up and running quickly after signing with us.

•
Open platforms and extensive ecosystem
. Our open platform enables developers to easily access our public-facing APIs and build and manage integrations with our products. In 2021, we launched the Brightcove Marketplace
™
, a venue for our customers to discover and connect with our technology partners who specialize in areas such as content creation, fanbase engagement, and monetization of video assets. The Brightcove Marketplace features several dozen partners, from leading technologies like Google, Zoom, Oracle and Microsoft, to niche emerging technologies. Our global ecosystem of partners also includes companies like Amazon, Akamai, and Fastly among others.

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

•
Ongoing customer-driven development
. Through our sales engineers, customer success and support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths
We believe that the following business strengths differentiate us from our competitors and are key to our success:

•
We are the recognized online video platform market leader
. In 2021, our customers used Video Cloud to deliver a total of 46.91 billion streams an average of approximately 3.91 billion video streams per month, which we believe is more video streams per month than any other professional solution. We have over 90 industry-leading patents, and we have received numerous awards for our market leadership from industry analysts such as Aragon Research Globe in January 2022, Frost & Sullivan, Gartner, and associations such as the Technology & Services Industry Association for Support Staff Excellence. In January 2021 we were recognized with two Emmy
®
Awards for excellence and creativity in technology and engineering for our encoding and transcoding technology. The Brightcove platform was used to enable several high-profile virtual events throughout 2021, such as the 2021 South by Southwest
®
Conference and Festival, The Dana-Farber Campaign, Defy Cancer online event, and the Melbourne Symphony Orchestra’s 2021 season.

•
We have established a global presence
. We have established a global presence with operations in Europe, Japan, Korea, Asia Pacific, India and Mexico. Today, we have employees in fourteen countries. We built our solutions to be localized into almost any language and we offer 24/7 customer support worldwide. As of December 31, 2021, organizations throughout the world used Video Cloud to reach viewers in approximately 249 countries and territories.

•
We have high visibility and predictability in our business
. We generally sell our subscription and support services through monthly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 85% in each of the last four fiscal quarters, including 85%, 86%, 93% and 94% for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.

•
We have customers of all sizes across multiple industries
. We offer different editions of our products tailored to meet the needs of organizations of various sizes and across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.

•
Our management team has experience building and scaling software companies
. Our senior leadership team has built innovative software platform businesses. Members of our senior leadership team have held senior product, business and technology roles at companies such as CA Technologies, DS SolidWorks, Ellucian, Fidelity Investments, Progress Software, IBM, and Quanterix.

Our Customers
As of December 31, 2021, we had 3,135 customers in over 80 countries and territories. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands and corporations, faith-based institutions, retail and
e-commerce
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

•
rely on fast load times, fast video starts, and easily-configured players, which include built-in
support for advertising, analytics and content protection, and provide a consistent cross-platform playback experience;

•	broadcast live video with multiple live streams at different quality levels and renditions that best match each viewer’s available bandwidth, processor utilization and player size;

•	expand audience reach by leveraging the social network of their viewers, including sharing complete videos or video clips through Facebook, YouTube, Twitter and other social destinations;

•	grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations;

•	optimize and support online video publishing and distribution strategy through video analytics;

•	customize, extend and integrate with our platform through APIs and SDKs for iOS, tvOS, Android and AndroidTV; and

•	securely stream corporate live and on-demand video communications to employees’ devices using the Brightcove Engage ™ platform.
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
2. Video Marketing Suite
Video Marketing Suite is a comprehensive suite of video technologies designed to address the needs of marketers to drive awareness, engagement and conversion. Video Marketing Suite is a bundled offering of Video Cloud, Brightcove Gallery, and Brightcove Social. It delivers functionality such as improved SEO, visibility and tracking of key prospects and customers, analytics, customized interactive video, video portals and landing pages. By introducing the Brightcove Marketing Studio
™
, we enhance the Video Marketing Suite with a new communications solution that makes it easy for marketing teams to access, implement, and measure video content across programs, using intuitive workspaces tailored to each marketing function.
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
4. Brightcove CorpTV
Brightcove CorpTV is a solution designed for companies to think and act like media brands. Brightcove CorpTV enables organizations to create channels that stream content to customers, employees, and other target audiences, each with their own, audience-specific, content. Brightcove CorpTV will help companies forge stronger connections with their customers, partners, and employees over any device, including smart TVs, by streaming branded stories, shows, case studies, demos, training content, speeches, panels, tech explainers, cause-related content, and entertaining diversions. Companies can even sell ad time, sponsorships, and premium content on their Brightcove CorpTV channels. Companies will be able to consolidate video repositories, measure viewership, and maintain a continuous connection with their audiences.
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
Customer Success and Support
Our customer success and customer support teams are involved from the very beginning of a customer’s journey with Brightcove, leveraging our teams’ global presence to engage with customers through multiple touchpoints and develop close customer relationships that have led to best-in-class
CSAT scores. Our dedicated customer success team offers customized onboarding and related services to new and existing customers to help with technology setup and adoption, and maximizing the value of our products and services to help customers reach their business goals. This team is focused on ongoing customer success and engagement, as well as contract renewals and upsells to our customer base.
Customer support from our TSIA-certified team is included for all of our products, and provides customers access to our support team via a web portal. Customers who upgrade to premium editions of our support packages gain additional features such as faster response times, access to a dedicated Customer Success representative, additional contact options dedicated live event support, live channel monitoring, and 24x7x365 support.
We support our customers across time zones and in multiple languages, from offices in Boston, London, Sydney, Tokyo, Seoul, Singapore, Guadalajara and Chennai.
Training
We offer free basic online training to registered users of our products. We also offer customized, onsite training for customers that is priced on a per engagement basis.
Professional Services
While our products are easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization of our products, need assistance with their implementations, or require assistance with the integration of our products with in-house
or third-party applications. These professional services are priced on a retainer, time and materials, or a per project basis and include projects such as content migrations from other vendors or in-house
solutions, video player enhancements, mobile and connected TV app development, the creation of web pages optimized for video, and customization of virtual event experiences.
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
We also generate sales through a comprehensive partner program that is composed of referral partners, solution partners, and managed service providers, channel partners and resellers. Our ability to grow and maintain a global, diverse set of quality channel partners extends our market reach, which allows us to meet the specific nuances of local markets around the world, and reduces our overall cost of sales.
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
In the United States, we have 52 issued and/or allowed patents and 7 patent applications pending. Internationally, we have 42 issued and/or allowed patents and we are currently pursuing 23 patent applications, including two patent applications undergoing examination at the European Patent Office. We currently have patent applications pending in the United States, Canada, Australia, United Kingdom, Brazil, Europe, Hong Kong, India, Japan, and Singapore, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.
Our registered trademarks in the United States include “BRIGHTCOVE”, “ZENCODER”, “VIDEO THAT MEANS BUSINESS”, and our logo. Some of our trademarks are also registered in certain
non-U.S.
jurisdictions, including the United Kingdom, Japan and Canada. We may apply for registrations of other marks, and of these marks in additional jurisdictions, to the extent we determine such coverage is appropriate and cost-effective.
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
Research and Development
We have focused our research and development efforts on maintaining a leading video streaming platform that is reliable, scalable, and open; cultivating an intelligent video cloud powered by artificial intelligence and machine learning; and leveraging our video and audience insights to provide value to our customers in the form of tangible solutions. We have expanded, and will continue to expand the functionality, scalability, and security of our products and enhance their ease of use, and we continue to invest in creating new product offerings. We have created a Chief Data Officer role to steer our development of artificial intelligence, machine learning, and data strategies. We expect research and development expenses to increase in absolute dollars as we intend to continue to lead in the development of new technologies, regularly release new features and functionality, expand our product offerings and upgrade and extend our service offerings. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.
Human Capital Resources
Brightcove employees are a team of smart, passionate people who are revolutionizing the way organizations deliver video experiences. As of December 31, 2021, we had 687 employees, of which 318 were located in the United States and 369 were located outside of the United States. None of our United States employees are represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We have a high degree of employee engagement, as demonstrated through participation in employee surveys, and we consider our relationship with our employees to be good.
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
Since the
COVID-19
pandemic began, we have remained focused first and foremost on the safety and wellbeing of our employees and their families around the world. In 2020, we adapted to a remote workforce, including by providing a stipend for employees to create work places at home, and resources for coping with the challenging times. We prioritized regular communication with employees in order to maintain a strong sense of community within the organization. We continued these measures in 2021, while also carefully opening some of our offices to provide employees with the option of working from an office if they so choose. We continue to monitor and follow local requirements with respect to safety measures in each office location.
Government Regulations
Information about segment and geographic revenue is set forth in Note 14 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form
10-K.
We are a global company based in the U.S., and are therefore subject to foreign laws governing our foreign operations, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act. We are also subject to domestic and foreign laws that affect companies conducting business on the internet, including laws relating to the liability of providers of online services.
We may also be subject to laws concerning the videos our customers publish using the Brightcove service. In the U.S., we rely on laws that limit the liability of online providers for third-party content, including the Digital Millennium Copyright Act of 1998 (DMCA) and Section 230 of the Communications Decency Act of 1996. Countries outside the U.S. generally do not provide protections that are as robust as those under the DMCA and Section 230.
We process a limited amount of personal information from our customers and those who view the videos they share using our video platform. As a result, we are subject to laws and regulations governing privacy and data security in the U.S. and worldwide, such as Section 5 of the Federal Trade Commission Act, the EU’s General Data Protection Law (GDPR), and the California Consumer Privacy Act (CCPA).
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
We have historically incurred significant losses in fiscal years from 2004 through 2020. Though we have not experienced a consolidated net loss for the year ended December 31, 2021, we experienced a consolidated net loss of $5.8 million for the year ended December 31, 2020 and a consolidated net loss of $21.9 million for the year ended December 31, 2019. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating income may potentially decrease in the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will sustain profitability in the future. If we are ultimately unable to continue generating sufficient revenue to meet our financial targets, remain profitable and have sustainable positive cash flows, investors could lose their investment.
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
We sell our products pursuant to agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2020 faced bankruptcy and, as a result, we lost substantially all of the revenue we expected to generate from this customer in 2020. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, a customer’s ability to build a video streaming solution in-house,
reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.
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
Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the rates at which our customers renew;

•	the amount of revenue generated from our customers’ use of our products or services in excess of their committed contractual entitlements;

•	the timing and amount of costs of new and existing sales and marketing efforts;

•	the timing and amount of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	impacts on the national and global economies due to natural disasters, acts of terrorism, social upheaval, governmental instability, or public health emergencies, such as the COVID-19 pandemic;

•	system or service failures (including service failures from third party providers on which we rely), security breaches or network downtime.
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
We currently maintain offices and have sales personnel in Australia, France, India, Japan, Malaysia, Singapore, South Korea, Spain, Mexico, Philippines, Portugal, Germany, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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
On January 31, 2020, the U.K. formally left the European Union, or EU, (commonly known as “Brexit”), however there was an initial transition period until December 31, 2020 during which EU rules and legislation continued to apply. Since then, the U.K. and the EU have signed a
EU-UK
Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards (including certain aspects of trade and other strategic and political issues), however there are still many uncertainties. The uncertainties concerning the U.K.’s legal, political and economic relationship with the EU following Brexit may continue to be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise.

The full effects of Brexit will depend on how the terms of the TCA and any future agreements signed by the U.K. and EU play out in practice. At this time, we therefore cannot predict the impact that Brexit will have on our business. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which could present new regulatory costs and challenges (including the transfer of personal data between the EU and the U.K. and new customer requirements), in addition to other adverse effects that we are unable to effectively anticipate.
Our financial condition and results of operations may be impacted by such uncertainty with potential disruptions to our relationships with existing and future customers, suppliers and employees, all possibly having a material adverse impact on our business, prospects, financial condition and results of operations.
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
as a pandemic. The
COVID-19
pandemic, which has continued to spread and develop new variants in the two years since, and the related adverse public health developments, including orders to shelter-in-place,
travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
In March 2020, we temporarily closed each of our global offices and required our employees to work remotely until the summer of 2021. We continued to operate with a remote workforce in 2021, while also carefully opening some of our offices to provide employees with the option of working from an office if they so chose. We continue to monitor and follow local requirements with respect to safety measures in each office location. We also suspended most of our company-related travel, shifted our annual customer conference, internal sales kickoff event, and partner events to virtual-only experiences, and have canceled our participation at other customer and industry events. We may deem it advisable to alter, postpone, or cancel our participation at customer, employee, or industry events in the future. These changes have disrupted, and may continue to disrupt, the way we operate our business.
Moreover, the conditions caused by the
COVID-19
pandemic and its aftermath can affect the rate of spending on software products and the demand for video to support virtual events. This could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, increase customer attrition rates, or attend our events, all of which could adversely affect our future sales, operating results and overall financial performance.
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
The duration and extent of the impact from the
COVID-19
pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus (including its variants), the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Effective March 28, 2022, Jeff Ray will step down from his position as the Company’s CEO and as a member of the Board and Marc DeBevoise has been appointed in his stead. Mr. Ray will remain with the Company as an advisor, assisting with the leadership transition, until December 31, 2022. Leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers, vendors and employees.
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
Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our senior leadership team in the past several years. This growth and these organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior leadership team to manage Brightcove effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.
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
As part of our business strategy, we may continue to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

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
Many of the problems, delays and expenses we may encounter may be beyond our control. Such problems may include, but are not limited to, problems related to the technical development of our products and services, problems with the infrastructure for the distribution and delivery of online media, including those from third party providers on which we rely, the competitive environment in which we operate, marketing problems, consumer acceptance and costs and expenses that may exceed current estimates. Problems, delays or expenses in any of these areas could have a negative impact on our business, financial conditions or results of operations.
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
We operate an “open” publishing platform and do not screen the content that is distributed through our service. Content may be distributed through our platform that is illegal or unlawful under international, federal, state or local laws or the laws of other countries. In the event that our customers distribute content that is deemed illegal, we would be required to cease distributing such content. We may face lawsuits, claims or even criminal charges for such distribution, and we may be subject to civil, regulatory or criminal sanctions and damages for such distribution. Any such claims or investigations could adversely affect our business, financial condition and results of operations.
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
A portion of the technology licensed by us incorporates “open source” software, and we may incorporate or use open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.
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
We currently have foreign sales denominated in Australian dollars, British pounds sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds sterling, Mexican Pesos, Euros, Japanese yen and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events, such as the
COVID-19
pandemic, have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
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
that states can impose sales and use taxes on transactions made with out-of-state
sellers. Following this ruling, certain states have enforced tax laws requiring taxation of out-of-state
purchases. We have performed an assessment of sales taxes owed under the new court ruling, determined that we need to remit sales taxes to certain states, and we have remitted such taxes. There is a risk that states which do not currently impose taxes on out-of-state
purchases will do so in the future. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.
If one or more taxing authorities determine that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our services going forward. Liability for past taxes may also include substantial interest and penalty charges. Our client contracts typically provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients do not reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.
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
and
regulations
,
including
those
regarding
privacy
,
data
protection
and
information
security
,
and
our
customers
may
be
subject
to
regulations
related
to
the
handling
and
transfer
of
certain
types
of
personal,
sensitive
,
or
confidential
information
.
Any
failure
to
comply
with
applicable
laws
and
regulations
would
harm
our
business
,
results
of
operations
and
financial
condition
.
We and our customers may be subject to privacy and data protection-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing (“Processing”) of personally identifiable information (such personally identifiable information collectively with all information defined or described by applicable law as “personal data,” “personal information,” “PII” or any similar term, “Personally Identifiable Information”) or other sensitive data. Existing U.S. federal and various state and foreign privacy and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy and data protection-related matters. International jurisdictions in which we have customers or employees have established data security and privacy frameworks with which we or our customers must comply. In addition, our business may be impacted by new regulations and guidance over machine learning and automated processing. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. New laws, amendments to or re-interpretations
of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes, or stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.
Europe’s General Data Protection Regulation (“GDPR”) is of the most concern in this regard. The GDPR, effective since May 25, 2018, imposes strict regulations and establishes a series of requirements regarding the collection, transfer, storage and processing of personal data. The GDPR has extra-territorial application and applies where a company, based outside the European Union, processes personal data of individuals based in the European Union as a result of offering goods or services to individuals based in the EU and/or monitoring their behavior. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for data subjects residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal data, allows them to exercise certain data subject requests, including to request deletion of personal data in certain circumstances, and provides the individual with an express right to seek legal recourse in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR enhances data protection obligations for businesses and provides direct legal obligations for service providers processing personal data on behalf of customers, including with respect to cooperation with European data protection authorities, implementation of security measures and keeping records of personal data processing activities. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenues, whichever is higher. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime.
Non-compliance
with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
In addition to the GDPR, the European Union is also in the process of replacing the
e-Privacy
Directive (2002/58/EC) with a new set of rules taking the form of the ePrivacy Regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. Certain jurisdictions are actively applying the ePrivacy Directive to enforce cookie consent and consent requirements generally under the GDPR. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still going through the European legislative process. As of November 2021, the Council of the European Union and European Parliament are still in negotiations of a final draft for vote. Any passed Regulation would go into effect two years after it is passed. An update is expected in 2022. The aim is for the Draft Regulation to be in force some time in 2023. Preparing for and complying with the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations and in inconsistency in interpretation of the law across EU regulatory bodies.
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
Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism, provided they meet certain requirements. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a
UK-specific
transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
The EU’s data protection landscape is evolving with respect to transfers to
US-based
service providers (processors) or those using
US-based
cloud service providers to process information collected in the EU,

particularly after the invalidation of the Privacy Shield and creation of new standard contractual clauses. While we have taken steps to mitigate the impact, such as implementing the new standard contractual clauses and creating a risk assessment for transfers of personal information from our customers to the US, recent decisions indicate that the longevity of these mechanisms remains uncertain and may continue to evolve. Further action in this area could increase the risk of continued transfers or create costs for engaging a
EU-based
processor or cloud-service provider. Compliance obligations could cause us to incur costs or negatively affect the operations of our products and services in ways that harm our business.
In the United States, many state legislatures have adopted or are considering legislation that regulates how businesses operate online, including measures relating to privacy. California enacted the California Consumer Privacy Act, or “CCPA,” which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, effective since January 1, 2020, requires covered businesses, such as our company, to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out
of certain sales or transfers of personal information. The California Privacy Rights Act (“CPRA”), an amendment expanding the rights of the CCPA to other types of California residents goes into effect in 2023, creating a separate agency charged with enforcement and promulgating compliance guidelines. No regulations have been issued and the CPRA leaves many provisions up to the decision of this agency, making compliance efforts more uncertain. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA exemplifying the vulnerability of our business to the evolving regulatory environment related to personal data and protected information. These penalties have been unchanged by the CPRA, but businesses no longer have a guaranteed 30-day cure period.
The existence of privacy laws in different states in the United States will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance and require additional investment of resources in compliance programs, and/or changes in business practices and policies.
Current trends show those bills are very similar to obligations imposed by either the CCPA or GDPR, which makes our ability to adapt of current compliance programs to future privacy laws easier. However, even small deviations in definition could create compliance complexity for a business that relies heavily on device-based information.
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
We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us to value stock options requires the input of subjective assumptions, including the price volatility of the option’s underlying stock, the expected life of the options and the risk-free interest rate. This model does not include RSUs. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our corporate headquarters is located at 290 Congress Street in Boston, Massachusetts. On April 30, 2021, we entered into a partial termination of the office lease, reducing the office space to 40,753 square feet. The remaining 290 Congress Street office lease terminates on March 31, 2022. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.

On November 23, 2021, we entered into a new office lease agreement to relocate our corporate headquarters to 281 Summer Street in Boston, Massachusetts. Under the terms of the new office lease agreement, we will occupy approximately 40,000 square feet. The initial term of the lease is for ten years. In connection with the office lease, the Company provided a security deposit, in the form of a letter of credit, in the amount of $823,998 in January 2022. This letter of credit will be auto-renewed annually, unless a 60 day notice is received from the landlord. An automatic extension can only be implemented through November 30, 2032. This letter of credit is irrevocable and does not have a cash requirement other than the amount already set forth. In the event of a default, the landlord must provide written notice of default before drawing from the letter of credit as a security deposit, or to remedy the amount owed.
We have sales and marketing offices in Boston, Massachusetts; London, England; Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Mumbai, India; and Singapore. Our offices in Chennai, India, Guadalajara, Mexico, Funchal, Portugal and Covilha, Portugal are primarily used for research and development. We believe our facilities are adequate for our current needs.

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
Stockholders
As of February 14, 2022, there were approximately 83 holders of record of our common stock (not including beneficial holders of stock held in street name).
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2021, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2017 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 30, 2016 of $8.05 per share as the initial value of our common stock.

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

	1/1/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Brightcove Inc.	100.0	88.2	87.5	108.0	228.6	127.0
NASDAQ Composite Index	100.0	128.2	123.3	166.7	239.4	290.6
NASDAQ Computer & Data Processing Index	100.0	138.8	133.7	200.9	301.4	415.5
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common stock made during the year ended December 31, 2021.

Item 6.	Selected Consolidated Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Customers can complement their use of our core products with modular technologies that provide enhanced capabilities such as (1) innovative ad insertion and video stitching through Brightcove SSAI; (2) efficient publication of videos to Facebook, Twitter, and YouTube through Brightcove Social; (3) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign; and (4) create branded video experience by accessing templates with built-in
best practices through Brightcove Gallery.
We have also brought to market several video solutions, which are comprised of a suite of video technologies that address specific customer use-cases
and needs: (1) Virtual Events Experience helps brands to transform events into customized virtual experiences; (2) Brightcove Video Marketing Suite, enables marketers to use video to drive brand awareness, engagement and conversion; and (3) Brightcove Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos; and (4)
Brightcove CorpTV
™
,
provides a new way to deliver marketing videos, product announcements, training programs, and other live and on-demand content in a branded experience for companies.
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
As of December 31, 2021, and 2020 we had 687 and 623 employees, respectively.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue grew from $197.4 million in the year ended December 31, 2020 to $211.1 million in the year ended December 31, 2021, primarily related to an increase in revenue from our subscription-based SaaS. Our consolidated net income was $5.4 million for the year ended December 31, 2021, and our consolidated net loss was $5.8 million for the year ended December 31, 2020. Included in consolidated net income for the year ended December 31, 2021 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $300,000, $10.0 million and $3.1 million, respectively. Included in consolidated net loss for the year ended December 31, 2020 was merger-related expenses, stock-based compensation expense and amortization of acquired intangible assets of $5.8 million, $8.8 million, and $3.4 million, respectively.
For the years ended December 31, 2021 and 2020, our revenue derived from customers located outside North America was 44% and 45%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2021	2020
Customers (at period end)
Premium	2,227	2,279
Volume	908	1,051

Total customers (at period end)	3,135	3,330

Net revenue retention rate	97%	95%
Recurring dollar retention rate	90%	89%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$94.1	$89.5
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$5.1	$4.7
Total backlog, excluding professional services engagements (in millions)	$156.2	$148.0
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$121.2	$114.7

•
Number of Customers
. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month
contracts and
pay-as-you-go
contracts), our SSAI customers, our Player customers, our OTT Flow customers (OTT Flow is our partner-based OTT platform, which preceded Brightcove Beacon), our Virtual Event Experience customers, our Video Marketing Suite customers, our Enterprise Video Suite customers, our Brightcove Beacon customers, our Brightcove Engage customers, our Brightcove CorpTV
™
customers, and our Brightcove Campaign customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month
contracts and
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

•
Net Revenue Retention Rate
. We assess our ability to retain and expand customers using a metric we refer to as our net revenue retention rate. We calculate the net revenue retention rate by dividing: (a) the current annualized recurring revenue for premium customers that existed twelve months prior by (b) the annualized recurring revenue for all premium customers that existed twelve months prior. We define annualized recurring revenue for premium customers as the aggregate annualized contract value from our premium customer base, measured as of the end of a given period. We typically calculate our net revenue retention rate on a quarterly basis. For annual periods, we report net revenue retention rate as the average of the net revenue retention rate for all fiscal quarters included in the period. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. The recurring dollar retention rate focuses on contracts up for renewal in a given quarter and only captures expansion/upsells at time of renewal, and is more susceptible to swings than the net revenue retention rate. Accordingly, and as previously disclosed, we plan to continue to report the net revenue retention rate and discontinue reporting recurring dollar retention rate after this Annual Report on Form
10-K
for the year ended December 31, 2021.

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
All Brightcove Beacon, Brightcove CorpTV
™
, OTT Flow, Brightcove Campaign, Brightcove Live, SSAI, Player, Virtual Events Experience, Video Marketing Suite,
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
Cost of revenue decreased in absolute dollars from 2020 to 2021. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
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
Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets and deferred tax assets of certain foreign subsidiaries at December 31, 2021. We maintain net deferred tax liabilities for temporary differences related to our Japanese and Portuguese subsidiaries.
Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2021, 2020 and 2019, we recorded stock-based compensation expense of $10.0 million, $8.8 million, and $9.3 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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

Income Taxes
We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against substantially all of our net U.S. deferred tax assets and deferred tax assets of certain foreign subsidiaries at December 31, 2021. We recognized a deferred tax liability in the U.S. for a portion of our indefinite lived intangibles and other deferred tax liabilities that would not be offset against deferred tax assets. We maintain net deferred tax liabilities for temporary differences related to our Japanese and Portuguese subsidiaries. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
As of December 31, 2021 and 2020, we had no material unrecognized tax benefits.
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

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$198,929	$187,341	$173,818
Professional services and other revenue	12,164	10,012	10,637

Total revenue	211,093	197,353	184,455
Cost of revenue:
Cost of subscription and support revenue	62,773	67,124	67,064
Cost of professional services and other revenue	10,255	8,973	8,405

Total cost of revenue	73,028	76,097	75,469

Gross profit	138,065	121,256	108,986
Operating expenses:
Research and development	31,718	33,978	32,535
Sales and marketing	71,177	59,812	60,375
General and administrative	29,261	27,021	25,692
Merger-related	300	5,768	11,447
Other (benefit) expense	(1,965)	—	—

Total operating expenses	130,491	126,579	130,049

Income (loss) from operations	7,574	(5,323)	(21,063)
Other income (expense), net	(1,375)	128	(280)

Income (loss) before income taxes	6,199	(5,195)	(21,343)
Provision for income taxes	802	618	560

Net income (loss)	$5,397	$(5,813)	$(21,903)

Net income (loss) per share
Basic	$0.13	$(0.15)	$(0.58)

Diluted	$0.13	$(0.15)	$(0.58)

Weighted-average number of common shares used in computing net income (loss) per share
Basic	40,717	39,473	38,028

Diluted	42,200	39,473	38,028

Overview of Results of Operations for the Years Ended December 31, 2021 and 2020
Total revenue increased by 7%, or $13.7 million, in 2021 compared to 2020 due to an increase in subscription and support revenue of 6%, or $11.6 million, primarily related to the continued growth of our customer base for our premium offerings including sales to both new and existing customers. The increase in professional services and other revenue of 21%, or $2.2 million, was primarily related to the size and number of professional services engagements in 2021 compared to 2020. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. In addition, our revenue from premium offerings grew by $14.5 million, or 7%, in 2021 compared to 2020. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit increased by $16.8 million, or 14%, in 2021 compared to 2020, primarily due to a decrease in the cost of subscription and support revenue and our transition of acquired Ooyala customers to our technology during 2020. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Income from operations was $7.6 million in 2021 compared to a loss from operations of $5.3 million in 2020. Our ability to continue experiencing operating income will depend primarily on greater revenue from both new and existing customers and from improved efficiencies.
Revenue

	Year Ended December 31,
	2021		2020		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$208,183	99%	$193,695	98%	$14,488	7%
Volume	2,910	1	3,658	2	(748)	(20)

Total	$211,093	100%	$197,353	100%	$13,740	7%

During 2021, revenue increased by $13.7 million, or 7%, compared to 2020, primarily due to an increase in revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue. The increase in premium revenue of $14.5 million, or 7%, is primarily the result of a 5% increase in average revenue per premium customer. During 2021, volume revenue decreased by $748,000, or 20%, compared to 2020, driven by a decrease in customers as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2021		2020		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$198,929	94%	$187,341	95%	$11,588	6%
Professional services and other	12,164	6	10,012	5	2,152	21

Total	$211,093	100%	$197,353	100%	$13,740	7%

During 2021, subscription and support revenue increased by $11.6 million, or 6%, compared to 2020. The increase was primarily related to a 5% increase in average revenue per premium customer during the year ended December 31, 2021. In addition, professional services and other revenue increased by $2.2 million, or 21%, compared to the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2021		2020		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$119,079	56%	$107,686	55%	$11,393	11%

Europe	37,947	18	34,001	17	3,946	12
Japan	25,272	13	25,745	13	(473)	(2)
Asia Pacific	28,261	13	28,984	15	(723)	(2)
Other	534	—	937	—	(403)	(43)

International subtotal	92,014	44	89,667	45	2,347	3

Total	$211,093	100%	$197,353	100%	$13,740	7%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During 2021, total revenue for North America increased $11.4 million, or 11%, compared to 2020. During 2021, total revenue outside of North America increased $2.3 million, or 3%, compared to 2020. The increase in revenue from international regions is primarily related to increases in revenue in Europe. This increase is primarily due to an increase in average revenue per premium customer as discussed above.
Cost of Revenue

	Year Ended December 31,
	2021		2020		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$62,773	32%	$67,124	36%	$(4,351)	(6)%
Professional services and other	10,255	84	8,973	90	1,282	14

Total	$73,028	35%	$76,097	39%	$(3,069)	(4)%

During 2021, cost of subscription and support revenue decreased $4.4 million, or 6%, compared to 2020. This decrease corresponds to a decrease in our content delivery network, third-party software integration, and partner commissions expenses of $3.1 million, $841,000 and $437,000, respectively. Our transition of acquired Ooyala customers to our technology during 2020 also resulted in reduced costs in the current year.
During 2021, cost of professional services and other revenue increased $1.3 million, or 14%, compared to 2020. This increase corresponds to increases in contractor expenses of $1.2 million due to higher levels of implementation and professional services provided, as well as increases in employee-related costs of $300,000. These increases were offset in part by decreases in computer and maintenance support expenses of $166,000.

Gross Profit

	Year Ended December 31,
	2021		2020		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$136,156	68%	$120,217	64%	$15,939	13%
Professional services and other	1,909	16	1,039	10	870	84

Total	$138,065	65%	$121,256	61%	$16,809	14%

The overall gross profit percentage was 65% and 61% for the years ended December 31, 2021 and 2020, respectively. Subscription and support gross profit increased $15.9 million, or 13%, compared to 2020. In addition, professional services and other gross profit increased $870,000, or 84%, compared to 2020. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.
Operating Expenses

	Year Ended December 31,
	2021		2020		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$31,718	15%	$33,978	17%	$(2,260)	(7)%
Sales and marketing	71,177	34%	59,812	30%	11,365	19%
General and administrative	29,261	14%	27,021	14%	2,240	8%
Merger-related	300	—	5,768	3%	(5,468)	(95)%
Other	(1,965)	(1)%	—	—	(1,965)	—

Total	$130,491	62%	$126,579	64%	$3,912	3%

Research and Development
.
 During 2021, research and development expense decreased by $2.3 million, or 7%, compared to 2020. This decrease was primarily due to decreases in employee-related, rent, contractor, and travel expenses of $1.7 million, $1.1 million, $156,000, and $196,000, respectively. These decreases were offset by increases in stock-based compensation expense and amortization of capitalized internal use software of $599,000 and $335,000, respectively. We expect our research and development expense, as percentage of revenue, to remain relatively unchanged in future periods.
Sales and Marketing
.
During 2021, sales and marketing expense increased by $11.4 million, or 19%, compared to 2020 primarily due to increases in employee-related, commissions, and marketing program expenses of $5.1 million, $4.5 million, and $4.1 million, respectively. These increases were partially offset by decreases in rent, contractor, and intangible amortization expenses of $1.2 million, $701,000, and $256,000, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.
General and Administrative
.
During 2021, general and administrative expense increased by $2.2 million, or 8%, compared to 2020 primarily due to increases in outside accounting and legal fee, employee-related, and stock-based compensation expenses of $1.2 million, $873,000, and $643,000, respectively. These increases were offset by decreases in rent expenses of $266,000. In future periods, we expect general and administrative expense, as a percentage of revenue, to remain relatively unchanged.

Merger-Related
.
During 2021, merger-related expense decreased by $5.5 million, or 95%, compared to 2020 primarily due to costs incurred in connection with general merger and related activities in 2020 which did not recur in the current period.
Other (benefit) expense.
On March 27, 2020, in response to
the COVID-19
pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, which was amended by the Consolidated Appropriations Act in December of 2020 (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including the creation of certain employee retention credits. In the first quarter of 2021, we recognized a benefit of $2.0 million from the CARES Act related to employee retention credits. The benefit was recorded as Other (benefit) expense.
Overview of Results of Operations for the Years Ended December 31, 2020 and 2019
Please see our Form
10-K
for the year ended December 31, 2020 for an overview of results of operations for the years ended December 31, 2020 and 2019.
Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at December 31, 2021 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2021 and 2020, we had $13.8 million and $17.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free
but could still be subject to foreign withholding taxes. On November 1, 2021, we completed the acquisition of video interactivity technology assets that were provided by a 3 rd
party partner for $2.0 million in cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2021	2020	2019
	(in thousands)
Cash flows provided by operating activities	19,563	21,312	2,708
Cash flows used in investing activities	(10,842)	(8,724)	(12,618)
Cash flows provided by financing activities	702	1,585	3,177
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
Cash provided by operating activities consists primarily of net income adjusted for certain non-cash
items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2021 was $19.6 million. The cash flow provided by operating activities primarily resulted from net non-cash charges
of $18.4 million and net income of $5.4 million, partially offset by changes in our operating assets and liabilities of $4.3 million.
Net non-cash expenses
consisted of $10.0 million for stock-based compensation, $8.3 million for depreciation and amortization, and $159,000 for provision for reserves on accounts receivable. Cash outflows from changes in our operating assets and liabilities consisted primarily of a decrease in accrued expenses of $5.2 million, an increase in other assets of $1.4 million, an increase in accounts receivable of $846,000, and a decrease in accounts payable of $683,000. These outflows were offset in part by a decrease in deferred revenue of $3.2 million.
Cash flows used in investing activities.
Cash used in investing activities during the year ended December 31, 2021 was $10.8 million, consisting primarily of $6.6 million for the capitalization of internal-use
software costs, $2.2 million in capital expenditures to support the business, and $2.0 million for the purchase of a technology asset of a company on November 1, 2021.
Cash flows provided by financing activities.
Cash provided by financing activities for the year ended December 31, 2021 was $702,000, consisting of proceeds received on the exercise of common stock options of $2.8 million, offset by other activity of $2.1 million.
Credit facility.
On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of December 31, 2021. As we have not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2021.
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
Net operating loss carryforwards.
As of December 31, 2021, the Company had federal net operating losses of approximately $199.4 million, of which $161.8 million are available to offset future taxable income, if any, through 2037 and $37.6 million which are available to offset future taxable income indefinitely. As of December 31, 2021, the Company had state net operating losses of approximately $92.3 million, of which $89.2 million are available to offset future taxable income, if any, through 2041 and $3.1 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $9.0 million and $5.5 million, respectively, which expire in various amounts through 2041. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended.
In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2021 and 2020.

Contractual Obligations and Commitments
Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for content delivery network services, hosting and other support services. As of December 31, 2021, we had operating lease obligations of $25,401, with $2,425 payable within 12 months. As of December 31, 2021, we had outstanding purchase obligations of $16,006, with $15,775 payable within 12 months. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2021:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	More than 1 Year
Operating lease obligations	$25,401	$2,425	$22,976
Outstanding purchase obligations	16,006	15,775	231

Total	$41,407	$18,200	$23,207

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
Other
On February 9, 2022, we announced that the Board of Directors appointed Marc DeBevoise as Chief Executive Officer of the Company and a Class II director of the Board of Directors, effective as of Mr. DeBevoise’s employment start date, expected to be on March 28, 2022. Mr. DeBevoise will fill the vacancy created by Mr. Ray’s resignation on the Board, effective as of Mr. DeBevoise’s employment start date. The term of the Company’s Class II directors, including Mr. DeBevoise, expires at the annual meeting of stockholders to be held in 2023 or upon the election and qualification of successor directors. Mr. DeBevoise, has served as Vice Chairman of the Board and President of Argus Capital Corporation, a tech-driven-media focused special purpose acquisition corporation (ARGU), as Chief Executive Officer and President of ViacomCBS Digital (previously known as CBS Interactive) and as Chief Digital Officer of ViacomCBS, and as President and Chief Operating Officer of CBS Interactive. Mr. DeBevoise has also served as a member of the board of directors at Limelight Networks (LLNW), a provider of edge cloud, content delivery and security computing services. Mr. DeBevoise earned his B.A. in Economics and Computer Science from Tufts University and earned his M.B.A. with distinction in Entertainment, Media & Technology and Finance from NYU’s Stern School of Business. Mr. DeBevoise was selected to serve on our Board of Directors due to the perspective and experience he brings as the appointed Chief Executive Officer and his prior experience as an executive in media, technology and digital and streaming industries. Mr. DeBevoise’s employment agreement with the Company can be found in Exhibit 99.1 to the our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2022.
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
Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2021	2020
Revenues generated in locations outside the United States	47%	50%
Revenues in currencies other than the United States dollar (1)	29%	30%
Expenses in currencies other than the United States dollar (1)	17%	15%

(1)	Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2021 and 2020:

	Twelve Months Ended December 31, 2021
	Revenues	Expenses
Euro	8%	1%
British pound	6%	5%
Japanese Yen	12%	3%
Other	3%	8%

Total	29%	17%

	Twelve Months Ended December 31, 2020
	Revenues	Expenses
Euro	8%	1%
British pound	6%	6%
Japanese Yen	13%	2%
Other	3%	6%

Total	30%	15%

As of December 31, 2021 and 2020, we had $8.3 million and $9.0 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
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
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at December 31, 2021, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2021, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $6.0 million, decreased expenses by $3.5 million and increased operating losses by $2.6 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of
non-U.S.
dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2021.
Interest rate risk
We had cash and cash equivalents totaling $45.7 million at December 31, 2021. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

Item 8.	Financial Statements and Supplementary Data
Brightcove Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Brightcove Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the Company’s measurement of variable consideration is especially challenging and subjective because estimating customers usage involves assessing a large volume of contracts and subjective management assumptions related to estimated future usage. Changes in assumptions of estimated future usage can have a material effect on the amount of revenue recognized in the period.

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

To test variable consideration, our audit procedures included, amongst others, testing the completeness and accuracy of the underlying data used in the Company’s calculation. This included, for a sample of contracts, agreeing the entitlement allowances to the underlying contracts and agreeing the actual usage to the underlying revenue systems. To assess management’s variable consideration assumptions, for a sample of contracts, we tested management’s estimated usage over the annual entitlement allowance by comparing the entitlement and usage rates to actual customer experience, interviewed sales representatives to understand the actual and expected usage, and evaluated the impacts of any related constraints. We also tested the Company’s historical lookback analysis on a sample basis. Lastly, we performed sensitivity analyses to evaluate how the changes in management’s assumptions of future usage based on historical trends could affect revenue recognized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Boston, Massachusetts
February 18, 2022

Brightcove Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$45,739	$37,472
Accounts receivable, net of allowance of $353 and $648 at December 31, 2021 and December 31, 2020, respectively	29,866	29,305
Prepaid expenses	7,792	5,760
Other current assets	10,833	12,978

Total current assets	94,230	85,515
Property and equipment, net	20,514	15,968
Operating lease right-of-use asset	24,891	8,699
Intangible assets, net	9,276	10,465
Goodwill	60,902	60,902
Other assets	6,655	5,254

Total assets	$216,468	$186,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,039	$10,456
Accrued expenses	20,925	25,397
Operating lease liability	2,600	4,346
Deferred revenue	62,057	58,741

Total current liabilities	96,621	98,940
Operating lease liability, net of current portion	22,801	5,498
Other liabilities	786	2,763

Total liabilities	120,208	107,201
Commitments and contingencies (Note 8 )
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,384,643 and 40,152,021 shares issued at December 31, 2021 and 2020, respectively	41	40
Additional paid-in capital	298,793	287,059
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(662)	(188)
Accumulated deficit	(201,041)	(206,438)

Total stockholders’ equity	96,260	79,602

Total liabilities and stockholders’ equity	$216,468	$186,803

See accompanying notes.

Brightcove Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$198,929	$187,341	$173,818
Professional services and other revenue	$12,164	$10,012	10,637

Total revenue	211,093	197,353	184,455
Cost of revenue:
Cost of subscription and support revenue	62,773	67,124	67,064
Cost of professional services and other revenue	10,255	8,973	8,405

Total cost of revenue	73,028	76,097	75,469

Gross profit	138,065	121,256	108,986
Operating expenses:
Research and development	31,718	33,978	32,535
Sales and marketing	71,177	59,812	60,375
General and administrative	29,261	27,021	25,692
Merger-related	300	5,768	11,447
Other (benefit) expense	(1,965)	—	—

Total operating expenses	130,491	126,579	130,049

Income ( l oss) from operations	7,574	(5,323)	(21,063)
Other (expense) income, net
Interest income	5	28	143
Interest expense	—	(205)	(7)
Other (expense) income, net	(1,380)	305	(416)

Total other (expense) income, net	(1,375)	128	(280)

Income (loss) before income taxes	6,199	(5,195)	(21,343)
Provision for income taxes	802	618	560

Net i ncome (loss)	$5,397	$(5,813)	$(21,903)

Net income (loss) per share
Basic	$0.13	$(0.15)	$(0.58)

Diluted	$0.13	$(0.15)	$(0.58)

Weighted-average number of common shares used in computing net income (loss) per share
Basic	40,717	39,473	38,028

Diluted	42,200	39,473	38,028

See accompanying notes.

Brightcove Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net Income (loss)	$5,397	$(5,813)	$(21,903)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(474)	597	167

Comprehensive Income (loss)	$4,923	$(5,216)	$(21,736)

See accomp
a
nying notes.

Brightcove Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	40,152,021	39,042,787	36,752,469
Common stock issued upon acquisition	—	—	1,286,846
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,232,622	1,109,234	1,003,472

Balance, end of period	41,384,643	40,152,021	39,042,787

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$40	$39	$37
Common stock issued upon acquisition		—	1
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	1	1

Balance, end of period	$41	$40	$39

Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)

Balance, end of period	$(871)	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$287,059	$276,365	$251,122
Common stock issued upon acquisition	—	—	12,248
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	1,175	1,617	3,413
Stock-based compensation expense	10,559	9,077	9,582

Balance, end of period	$298,793	$287,059	$276,365

Accumulated deficit
Balance, beginning of period	$(206,438)	$(200,625)	$(178,722)
Net Income (loss)	5,397	(5,813)	(21,903)

Balance, end of period	$(201,041)	$(206,438)	$(200,625)

Accumulated other comprehensive loss
Balance, beginning of period	$(188)	$(785)	$(952)
Foreign currency translation adjustment	(474)	597	167

Balance, end of period	$(662)	$(188)	$(785)

Total stockholders’ equity	$96,260	$79,602	$74,123

See accompanying notes.

Brightcove Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net income (loss)	$5,397	$(5,813)	$(21,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,322	8,695	8,422
Stock-based compensation	9,968	8,785	9,259
Provision for reserves on accounts receivable	159	648	1,137
Changes in assets and liabilities:
Accounts receivable	(846)	1,358	(5,537)
Prepaid expenses and other current assets	1,281	(6,918)	1,213
Other assets	(1,437)	(1,937)	(758)
Accounts payable	(683)	1,014	1,682
Accrued expenses	(5,209)	5,600	6,749
Operating leases	(634)	182	(302)
Deferred revenue	3,245	9,698	2,746

Net cash provided by operating activities	19,563	21,312	2,708
Investing activities
Cash paid for acquisition, net of cash acquired	(2,000)	—	(5,339)
Purchases of property and equipment	(2,205)	(2,362)	(1,047)
Capitalized internal-use software costs	(6,637)	(6,362)	(6,232)

Net cash used in investing activities	(10,842)	(8,724)	(12,618)
Financing activities
Proceeds from exercise of stock options	2,846	2,216	3,473
Deferred acquisitions payments	(475)	—	—
Proceeds from debt	—	10,000	—
Payments on debt	—	(10,000)	—
Other financing activities	(1,669)	(631)	(296)

Net cash provided by financing activities	702	1,585	3,177
Effect of exchange rate changes on cash and cash equivalents	(1,156)	540	186

Net increase in cash and cash equivalents	8,267	14,713	(6,547)
Cash and cash equivalents at beginning of period	37,472	22,759	29,306

Cash and cash equivalents at end of period	$45,739	$37,472	$22,759

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$4,277	$6,326	$7,382
Cash paid for income taxes	$737	$1,190	$555
Cash paid for interest	—	$205	$6
Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$593	$267	$322
Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$446	$49	$20
Fair value of shares issued for acquisition of a business	$—	$—	$12,250
Unpaid purchases of property and equipment	$25	$160	$138

See accomp
a
nying notes.

Brightcove Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019
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
The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customers switching to in-house
solutions, customer concentration, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates
such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2021 or 2020. Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
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
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2021 or 2020. Realized gains and losses from sales of the Company’s investments are included in “Other income (expense), net”.
The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at December 31, 2021 and 2020, due to the short-term nature of these instruments.
The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts.
The Company’s financial instruments carried at fair value were less than $0.1 million as of December 31, 2021 and 2020.
Revenue
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

The Company uses the aging method to estimate its expected credit losses on trade accounts receivable (“AR”) and unbilled trade accounts receivable (“UAR”). In order to estimate expected credit losses, the Company assesses recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the aging method into risk pools. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. In the absence of current economic conditions and/or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses. As of December 31, 2021 Company estimates the typical life of its AR as 50-60 days.
This estimate is based on the Company’s historical experience for days sales outstanding (“DSO”).
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of December 31, 2021, the financial assets of the Company within the scope of the assessment comprised AR and UAR. UAR is reflected in Other current assets on the Company’s Consolidated Balance Sheets and was
$2.4 million and $2.1
million as of December 31, 2021 and December 31, 2020, respectively. Estimated credit losses for UAR were not material.
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
The Company’s assessment of current economic conditions and reasonable and supportable forecasts included an assessment of customer industries affected by COVID-19. Based
on available information, the Company identified the following customer industries as being significantly affected by COVID-19, in
no particular order: restaurants, hospitality, tourism, sports, travel and consumer goods. The Company assessed the relevant and supportable information available and estimated and recorded approximately $0.2 million increase in the provision for credit losses due to COVID-19
in 2020. The Company will continue to assess
the COVID-19 risk
to its AR for the duration of the pandemic.
Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2021	$648	$159	$(454)	$353
Year ended December 31, 2020	904	648	(904)	648
Year ended December 31, 2019	190	1,137	(423)	904
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
For the years ended December 31, 2021, 2020 and 2019, no individual customer accounted for more than 10% of total revenue. As of December 31, 2021 and 2020, no individual customer accounted for more than 10% of accounts receivable, net.
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
sheets.
During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $7,658, $6,659 and $6,574, respectively, of internal
-use
software development costs. The Company recorded amortization expense associated with its capitalized internal-use
software development costs of $3,649, $4,044 and $3,784 for the years ended December 31, 2021, 2020 and 2019, respectively.
Leases
Under ASC 842, a
right-of-use
asset and lease liability is recorded for all leases and the statement of operations reflects the lease expense for operating leases and amortization/interest expense for financing leases.
The Company does not apply the recognition requirements in the standard to a lease that at commencement date has a lease term of twelve months or less and does not contain a purchase option that it is reasonably certain to exercise and to not separate lease and related non-lease
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
For the years ended December 31, 2021, 2020 and 2019, the Company has not identified any impairment of its long-lived assets.
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
reporting unit as of December
31
,
2021
and
2020
. The Company evaluates impairment by comparing the estimated fair value of its reporting unit to its carrying value. The Company estimates fair value primarily utilizing the market approach and no
impairments of goodwill have been identified.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period
from transactions, other events, and circumstances from
non-owner
sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2021 and 2020.
Net Income (Loss) per Share
The Company calculates basic and diluted earnings (loss) per common share by dividing the earnings (loss) amount by the number of common shares outstanding during the period. The calculation of diluted earnings per common share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock awards, where dilutive.
The following table set forth the computations of basic and diluted earnings (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income (loss)	$5,397	$(5,813)	$(21,903)

Weighted average shares used in computing basic earnings per share	40,717	39,473	38,028
Effect of weighted average dilutive stock-based awards	1,483	—	—

Weighted average shares used in computing diluted earnings per share	42,200	39,473	38,028
Net income (loss) per share—basic and diluted
Basic	$0.13	$(0.15)	$(0.58)
Diluted	$0.13	$(0.15)	$(0.58)
The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options outstanding	1,681	2,110	2,479
Restricted stock units outstanding	3,937	3,588	3,626
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
The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not
threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2021 or 2020.

Stock-Based Compensation
At December 31, 2021, the Company had six stock-based compensation plans, which are more fully described in Note 1
0
.
The Company values its shares of common stock in connection with the issuance of stock-based equity awards using the closing price of the Company’s shares of common stock on the NASDAQ Global Market on the date of the grant. Accounting guidance requires stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods.
For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant. For service-based options, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.
The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. The expected volatility of options granted has been determined using the historical volatility of the Company’s own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.
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
Advertising Costs
Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $5,970, $2,584 and $2,658 for the years ended December 31, 2021, 2020 and 2019, respectively.
Merger-related Costs
Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities. In 2021, merger-related costs incurred were primarily related to general merger and related activities. In 2020, merger-related costs incurred were primarily related to the transition of Ooyala, Inc. customers to the Company’s technology and, to a lesser extent, general merger and related activities.
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

F-1
7

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

3
. Cash and Cash Equivalents
Cash and cash equivalents as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$45,698	$45,698
Money market funds	Demand	41	41

Total cash and cash equivalents		$45,739	$45,739

	December 31, 2020
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$37,431	$37,431
Money market funds	Demand	41	41

Total cash and cash equivalents		$37,472	$37,472

4
. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2021	2020
Computer equipment	$13,827	$13,561
Software	43,598	34,739
Furniture and fixtures	3,163	3,196
Leasehold improvements	2,710	2,439

	63,298	53,935
Less accumulated depreciation and amortization	42,784	37,967

	$20,514	$15,968

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use
software development costs, for the years ended December 31, 2021, 2020 and 201
9
was $5,250, $5,284 and $5,217, respectively.
5
. Revenue from Contracts with Customers
The Company primarily derives revenue from the sale of its online video platform, which enables its customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Revenue is derived from three primary sources: (1) the subscription to its technology and related support; (2) hosting, bandwidth and encoding services; and (3) professional services, which include initiation, set-up and
customization services.
The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2021	29,866	2,375	62,057	114	62,171
Balance at December 31, 2020	29,305	2,078	58,741	811	59,552
Balance at December 31, 2019	31,181	1,871	49,260	299	49,559
Balance at December 31, 2018	23,264	1,640	39,846	146	39,992
Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $58.1 million. During the year ended December 31, 2021, the Company did not recognize any material revenue from performance obligations satisfied or partially satisfied in previous periods.
The assets recognized for costs to obtain a contract were $12.2 million and $13.3 million as of December 31, 2021 and December 31, 2020, respectively. Amortization expense recognized for costs to obtain a contract was $12.7 million, $8.3 million and $7.3 million during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
Transaction Price Allocated to Future Performance Obligations
As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $156.2 million, of which approximately $121.2 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by June 2024.

6. Intangible Assets and Goodwill
Finite-lived intangible assets consist of the following as of December 31, 2021:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$18,038	$15,636	$2,402
Customer relationships	9	15,487	8,613	6,874
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$35,805	$26,529	$9,276

Finite-lived intangible assets consist of the following as of December 31, 2020:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$16,154	$14,215	$1,939
Customer relationships	9	15,487	6,961	8,526
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—

Total		$33,921	$23,456	$10,465

The following table summarizes amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Cost of subscription and support revenue	$1,420	$1,501	$1,621
Sales and marketing	1,652	1,909	1,584

	$3,072	$3,410	$3,205

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2022	$2,508
2023	2,264
2024	2,041
2025	1,963
2026	500
2027 and thereafter

Total	$9,276

Goodwill was $60,902 at December 31, 2021 and 2020. There were no changes in the carrying amount of goodwill for the year ended December 31, 2021.

On November 1, 2021, the Company purchased video interactivity technology from a 3 rd
party partner. The Company estimated the fair value of this technology at $1.9 million with a useful life of four years.
7
. Leases
The Company’s corporate headquarters are located in Boston, Massachusetts, pursuant to a lease of 40,753 square feet that terminates March 31, 2022. In connection with the office lease, the Company entered into a letter of credit in the amount of $2.4 million.
On November 23, 2021, the Company entered into a new office lease agreement relocating our corporate headquarters to 281 Summer Street in Boston, Massachusetts. Under the terms of the new office lease agreement, the Company will occupy approximately 40,000 square feet. The initial term of the lease is for ten years. The Company has the option to extend the lease for two successive five-year terms and has a right of first offer to lease additional office space that becomes available within the 281 Summer Street premises. In connection with the office lease, the Company provided a security deposit, in the form of a letter of credit, in the amount of $0.8 million in January 2022. This letter of credit will be auto-renewed annually, unless a 60 day notice is received from the landlord. An automatic extension can only be implemented through November 30, 2032. This letter of credit is irrevocable and does not have a cash requirement other than the amount already set forth. In the event of a default, the landlord must provide written notice of default before drawing from the letter of credit as a security deposit, or to remedy the amount owed
The Company leases offices in Tokyo, Japan; Sydney, Australia; Seoul, South Korea; Singapore; London, England; Guadalajara, Mexico; Funchal, Portugal and Covilha, Portugal.
The Company’s rent expense was $4.3

million, $7.4 million, $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company entered into two operating lease agreements in the current year, resulting in the recording of an initial liability and corresponding right-of-use
asset of $20.3 million, of which $19.4 million related to the Company’s new corporate headquarters.
The weighted-average remaining non-cancelable lease term for the Company’s operating leases was
 8.81 years at December 31, 2021. The weighted-average discount rate was 5.7% at December 31, 2021.
The Company’s operating leases expire at various dates through 2032. The following shows the undiscounted cash flows for the remaining years under operating leases at December 31, 2021:

Year Ending December 31,	Operating Lease Commitments
2022	$3,223
2023	4,481
2024	4,328
2025	2,879
2026	2,637
2027 and thereafter	16,211

Total operating lease commitments	33,759
Less imputed interest	(8,358)

Total lease liabilities	$25,401

The Company’s discounted current operating lease liability and discounted non-current
lease liability at December 31, 2021 were $2.6 million and $22.8 million, respectively.
The Company terminated its Scottsdale, Arizona lease in 2020 for termination costs of $340, which
 are reflected in General and administrative.

In the fourth quarter of 2020 the Company subleased 100% of its London office through the remaining lease term. For the year ended December 31, 2021, the Company recognized rent income of $901 from the sublease which is included in Other income (expense). Lease income relating to variable lease payments was immaterial.
The Company’s London sublease expires in December of 2024. The following table shows the undiscounted cash inflows from the London sublease for the remaining years at December 31, 2021:

Year Ending December 31,	Operating Sublease
2022	$985
2023	1,048
2024	989
2025	—

Total operating sublease cash inflows	$3,022
8
. Commitments and Contingencies
Legal Matters
The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of December 31, 2021, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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
Treasury Stock
The Company has recorded 135,000 shares as treasury stock as of December 31, 2021 and 2020.

Common Stock Reserved for Future Issuance
At December 31, 2021, the Company has reserved the following shares of common stock for future issuance:

December 31, 2021
Common stock options outstanding	1,681,477
Restricted stock unit awards outstanding	3,936,892
Shares available for issuance under all stock-based compensation plans	4,537,258

Total shares of authorized common stock reserved for future issuance	10,155,627

10
. Stock-Based Compensation
Stock-Based Compensation Plans

At December 31, 2021, the Company had six stock-based compensation plans:

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

•
On March 25, 2021, the Board adopted, the Brightcove Inc. 2021 Stock Incentive Plan (the “2021 Plan”) which was approved by the shareholders on May 11, 2021. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 6,200,000 shares.

The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Cost of subscription and support revenue	$627	$592	$683
Cost of professional services and other revenue	401	314	289
Research and development	1,677	1,078	1,444
Sales and marketing	2,957	3,139	2,713
General and administrative	4,306	3,662	4,130

	$9,968	$8,785	$9,259

As
of December 31, 2021, there was $30.6
million
of total unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.46 years.
Stock Options
The following is a summary of the stock option activity for all stock option plans during the years ended December 31, 2021, 20
20
and 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,737,655	$8.57

Granted	770,038	9.89
Exercised	(466,110)	7.45		$1,286
Cancelled	(562,160)	9.57

Outstanding at December 31, 2019	2,479,423	$8.96	7.24	$1,558

Granted	178,584	10.60
Exercised	(272,692)	8.13		$1,041
Cancelled	(274,829)	9.13

Outstanding at December 31, 2020	2,110,486	$9.19

Granted	114,973	14.88
Exercised	(333,190)	8.53		$2,999
Cancelled	(210,792)	10.26

Outstanding at December 31, 2021	1,681,477	$9.59	5.93	$1,938

Exercisable at December 31, 2021	1,230,837	$9.06	5.27	$1,747

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2021, December 31, 2020, and December 31, 2019 of
$10.22
,

$18.40, and $8.69 per share, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The weighted-average fair value of options granted and assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2021	2020	2019
Weighted-average fair value of options granted during the year	$6.98	$4.72	$4.49

Risk-free interest rate	1.22%	0.72%	2.25%
Expected volatility	48%	46%	44%
Expected life (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—
Restricted Stock Units
The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan and the 2021 Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.
The Company granted restricted stock units, respectively, to certain key executives, which contain both performance-based (“P-RSU”) and service-based vesting conditions (“S-RSU”). The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time. The Company determined that the conditions for a portion of the performance-based restricted stock units were achieved in the first quarter of 2020. As such, the Company recognized $233,000
 and
$
1.3
million of stock-based compensation expense relating to performance-based awards for the years ended December 31, 2021, 2020, respectively.

The following table summarizes the
P-RSU
and
S-RSU
activity during the year ended December 31, 2021, 2020, and

2019:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2018	1,864,582	$9.03	1,169,000	$9.03	3,033,582	$8.07
Granted	1,391,072	10.37	641,000	8.91	2,032,072	10.59
Vested and issued	(537,362)	7.91	—	—	(537,362)	7.91
Cancelled	(734,928)	6.97	(167,000)	1.48	(901,928)	8.45

Unvested by December 31, 2019	1,983,364	$9.03	1,643,000	$9.03	3,626,364	$9.03

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2019	1,983,364	$9.03	1,643,000	$9.03	3,626,364	$9.03
Granted	1,139,209	10.74	386,551	15.78	1,525,760	12.02
Vested and issued	(611,428)	9.23	(219,605)	8.81	(831,033)	9.10
Cancelled	(510,729)	9.00	(222,145)	7.65	(732,874)	8.64

Unvested by December 31, 2020	2,000,416	$10.30	1,587,801	$10.40	3,588,217	$10.35

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2020	2,000,416	$10.30	1,587,801	$10.40	3,588,217	$10.35
Granted	2,269,341	12.24	64,011	12.65	2,333,352	12.25
Vested and issued	(680,769)	9.85	(181,910)	8.74	(862,679)	9.62
Cancelled	(673,268)	11.67	(448,730)	9.59	(1,121,998)	10.84

Unvested by December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50

1
1
. Income Taxes
Loss before the provision for income taxes consists of the following jurisdictional (loss) income:

	Year Ended December 31,
	2021	2020	2019
Domestic	$4,136	$(7,489)	$(23,388)
Foreign	2,063	2,294	2,045

Total	$6,199	$(5,195)	$(21,343)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal	$—	$—	$—
State	7	8	18
Foreign	801	815	626

Total current	808	823	644

Deferred (benefit):
Federal	1	(5)	7
State	2	(5)	8
Foreign	(9)	(195)	(99)

Total deferred	(6)	(205)	(84)

Total provision	$802	$618	$560

A reconciliation of the U.S. f
e
deral statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at statutory rates	21%	21%	21%
State income taxes	(3.4%)	9%	4.2%
Change in tax rate	0.2%	3.9%	0.1%
Permanent differences	(4.4%)	(11.6%)	(5%)
Foreign rate differential	2.6%	(3.4%)	(0.7%)
Research and development credits	(7.6%)	13.7%	4.4%
Change in valuation allowance	3.4%	(44.2%)	(26.8%)
Other, net	1.1%	(0.2%)	0.2%

Effective tax rate	12.9%	(11.8%)	(2.6%)

F-2
7

The

income tax effect of each type of temporary difference and carryforward as of December
31
,
2021
and
2020
is as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$47,228	$46,865
Tax credit carry-forwards	13,392	12,647
Stock-based compensation	1,400	1,231
Fixed Assets	286	203
Account receivable reserves	235	304
Accrued compensation	1,648	2,086
Lease Liability	6,136	2,254
Other temporary differences	1,167	1,458

Total deferred tax assets	71,492	67,048
Deferred tax liabilities:
Other deferred tax liabilities	(2,889)	(3,137)
ROU Asset	(6,033)	(2,044)
Intangible assets	(3,720)	(3,218)

Total deferred tax liabilities	(12,642)	(8,399)

Valuation allowance	(58,912)	(58,718)

Net deferred tax asset (liability)	$(62)	$(69)

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax ass
e
ts and liabilities, including net operating loss (NOL) and tax credit carry-forwards. In assessing the ability to realize the net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
The Company has provided a valuation allowance against substantially all of its remaining U.S. net deferred tax assets as of December 31, 2021 and December 31, 2020, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The Company has provided a valuation allowance against the net deferred tax assets of its subsidiaries in Australia, United Kingdom, and Mexico as of December 31, 2021 and December 31, 2020 largely based on the significant weight of negative evidence given to the consolidated worldwide cumulative loss position for the current year and the prior two years. The increase in the valuation allowance from 2020 to 2021 of
$
0.2
million principally relates to the current year U.S taxable loss. The Company maintains net deferred tax liabilities for temporary differences related to its Japanese and Portuguese subsidiaries.
As of December 31, 2021, the Company had federal net operating losses of approximately $199.4 million, of which $161.8 million are available to offset future taxable income, if any, through 2037 and $37.6 million which are available to offset future taxable income indefinitely. As of December 31, 2021, the Company had state net operating losses of approximately $92.3 million, of which $89.2 million are available to offset future taxable income, if any, through 2041 and $3.1 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $9.0 million and $5.5 million, respectively, which expire in various amounts through 2041.
The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the

F-
2
8

value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from June 30, 2014, the date of the most recent completed study, through December 31, 2021. If a change in ownership were to have occurred during that period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.
At December
31
,
2021
and
2020
, the Company had
no
recorded liabilities for uncertain tax positions, nor any accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2018 through 2021. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain
non-U.S.
jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2016.
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
transition tax) is not practicable.
12
. Debt
On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP
operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all applicable
covenants under the Line of Credit as of December 31, 2021 and there were no borrowings outstanding as of December 31, 2021.
In 2020, under the loan and security agreement prior to the December 28, 2020 amendment, the Company obtained $10 million of financing in early 2020, which it subsequently paid back prior to the amendment.

F-
2
9

13
. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued payroll and related benefits	$8,536	$10,260
Accrued sales and other taxes	2,950	3,722
Accrued professional fees and outside contractors	2,233	2,901
Accrued content delivery	4,190	3,822
Accrued other liabilities	3,016	4,692

Total	$20,925	$25,397

14
. Segment Information
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
Geographic Data
Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2021	2020	2019
Revenue:
North America	$119,079	$107,686	$97,309
Europe	37,947	34,001	31,587
Japan	25,272	25,745	22,150
Asia Pacific	28,261	28,984	32,391
Other	534	937	1,018

Total revenue	$211,093	$197,353	$184,455

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $111.5, $99.6 and $90.5 million
during the years ended December 31, 2021, 2020 and 2019, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2021 and 2020.
As of December 31, 2021 and December 31, 2020, property and equipment at locations outside the U.S. was not material.
15. 401(k) Savings Plan
The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2021, 2020 and 2019, the Company has made contributions to the plan of $412, $434 and $392, respectively.

F-
30

16. Subsequent Events

On February 1, 2022, the Company acquired 100% of the outstanding shares of Wicket Labs, Inc., a provider of subscriber and content insights, in exchange for common stock of the Company and cash (the “Acquisition”). At the closing, the Company issued 212,507 unregistered shares of common stock of the Company valued at $2.0 million and paid approximately $13.2 million in cash. Pursuant to the Merger Agreement (“the Agreement”), approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements. The acquisition will be consolidated with the Company beginning on the closing date of the acquisition.

F-3
1

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Brightcove Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 18, 2022

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 11.	Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
10-K
relates.

Item 14.	Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form
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
(a)(3) Exhibits.
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form
10-K.

Exhibits

2.1* (1)	Agreement and Plan of Merger, dated as of July 26, 2012, by and among the Registrant, Zebra Acquisition Corporation, Zencoder Inc. and the Securityholders’ Representative named therein.

2.2* (2)	Asset Purchase Agreement and Plan of Reorganization, dated as of January 6, 2014, by and among the Registrant, Cacti Acquisition LLC, Unicorn Media, Inc., Unicorn Media of Arizona, Inc., U Media Limited and the Securityholders’ Representative named therein.

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.

3.2* (4)	Amended and Restated By-Laws.

4.1* (5)	Form of Common Stock certificate of the Registrant.

4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.

4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.

4.4* (8)	Brightcove Inc. RSU Inducement Plan.

4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.

4.6* (10)	Brightcove Inc. 2018 Inducement Plan.

4.7* (11)	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.8* (12)	Form of Performance-Based Restricted Stock Unit Agreement under the Brightcove Inc. 2018 Inducement Plan.

4.9* (13)	Description of Capital Stock.

10.1* (14)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.

10.2†* (15)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.

10.3†* (16)	2012 Stock Incentive Plan of the Registrant.

10.4†* (17)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.

10.5† (18)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.6* (19)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.

10.7* (20)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.

10.8* (21)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.

Exhibits

10.9* (22)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.

10.10* (23)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.

10.11* (24)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (25)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.

10.13†* (26)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.

10.14†* (27)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.

10.15†* (28)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.

10.16* (29)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.

10.17†* (30)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire

10.18†* (31)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.

10.19†* (32)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.

10.20†* (33)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.

10.21†* (34)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.

10.22†* (35)	Non-Employee Director Compensation Policy.

10.23†* (36)	Senior Executive Incentive Bonus Plan.

10.24†* (37)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.

10.25†* (38)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.26†* (39)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.27* (40)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.

10.28†* (41)	Separation Agreement dated July 24, 2017 between the Registrant and David Mendels.

10.29†* (42)	Amendment to Employment Agreement dated July 24, 2017 between the Registrant and Andrew Feinberg.

10.30†* (43)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.

10.31*† (44)	Amendment to Employment Agreement dated April 11, 2018 between the Registrant and Andrew Feinberg.

10.32*† (45)	Employment Agreement dated April 11, 2018 between the Registrant and Jeff Ray.

10.34†* (46)	Non-Employee Director Compensation Policy, as amended and restated on April 11, 2018.

10.35†* (47)	Employment Agreement dated May 3, 2018 between the Registrant and Robert Noreck.

10.36* (48)	Second Amended and Restated Loan and Security Agreement dated December 14, 2018 between the Registrant and Silicon Valley Bank.

Exhibits

10.37* (49)	First Loan Modification Agreement dated March 29, 2019 between the Registrant and Silicon Valley Bank.

10.38* (50)	Third Loan Modification Agreement dated December 28, 2020 between the Registrant and Silicon Valley Bank.

10.39†* (51)	Brightcove Inc. 2021 Stock Incentive Plan.

10.40†* (52)	Form of Incentive Stock Option Agreement under the Brightcove Inc. 2021 Stock Incentive Plan.

10.41†* (53)	Form of Non-Qualified Stock Option Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.42†* (54)	Form of Non-Qualified Stock Option Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.43†* (55)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan.

10.44†* (56)	Form of Restricted Stock Unit Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.

10.45†* (57)	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan

10.46†* (58)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan

10.47†* (59)	Employment Agreement, dated February 8, 2022 by and between the Company and Marc DeBevoise

10.48**+	Lease dated November 23, 2021, between 281 Summer Street, LLC and Brightcove Inc

10.49†**	Transition Agreement, dated October 26, 2021, between Jeff Ray and Brightcove Inc.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 26, 2012.

(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2014.
(3)	Filed as Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(4)	Filed as Exhibit 3.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(5)	Filed as Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(6)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(7)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(8)	Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 14, 2012.
(9)	Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 14, 2012.
(10)	Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(11)	Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(12)	Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(13)	Filed as Exhibit 4.9 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2020.
(14)	Filed as Exhibit 10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(15)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(16)	Filed as Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(17)	Filed as Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(18)	Filed as Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(19)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(20)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(21)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 30, 2013.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 7, 2014.
(24)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2015.
(25)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(26)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(27)	Filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.

(28)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 24, 2011.
(29)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 5, 2013.
(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2013.
(31)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2014.
(32)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2014.
(33)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2014.
(34)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2014.
(35)	Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(36)	Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(37)	Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(38)	Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(39)	Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(40)	Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(41)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2017.
(42)	Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2017.
(43)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 26, 2017.
(44)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(45)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(46)	Filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(47)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2018.
(48)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2018.
(49)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 24, 2019.
(50)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2020.
(51)	Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 17, 2021.
(52)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(53)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.

(54)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(55)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(56)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(57)	Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(58)	Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(59)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2022.
*	Incorporated herein by reference.
**	Filed herewith.
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

†	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16.	Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February, 2022.

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

Name	Title	Date

/s/ Jeff Ray Jeff Ray	Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2022

/s/ Robert Noreck Robert Noreck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2022

/s/ Deborah Besemer Deborah Besemer	Chairperson of the Board of Directors	February 18, 2022

/s/ Kristin Frank Kristin Frank	Director	February 18, 2022

/s/ Gary Haroian Gary Haroian	Director	February 18, 2022

/s/ Diane Hessan Diane Hessan	Director	February 18, 2022

/s/ Scott Kurnit Scott Kurnit	Director	February 18, 2022

/s/ Tsedal Neeley Tsedal Neeley	Director	February 18, 2022

/s/ Ritcha Ranjan Ritcha Ranjan	Director	February 18, 2022

/s/ Thomas E. Wheeler Thomas E. Wheeler	Director	February 18, 2022