Form 10-Q
period 2022-03-31
BRIGHTCOVE INC
filed 2022-04-27
CIK 1313275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to
Commission File Number:
001-35429

BRIGHTCOVE INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
281 Summer Street
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
of the Exchange Act).     Yes  ☐
No  ☒
As of April 25
, 2022, there were 41,552,088 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Brightcove Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021

	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,705	$45,739
Accounts receivable, net of allowance of $379 and $353 at March 31, 2022 and December 31, 2021, respectively	34,037	29,866
Prepaid expenses	10,740	7,792
Other current assets	11,099	10,833

Total current assets	82,581	94,230
Property and equipment, net	26,317	20,514
Operating lease right-of-use asset	23,655	24,891
Intangible assets, net	12,881	9,276
Goodwill	74,838	60,902
Other assets	6,612	6,655

Total assets	$226,884	$216,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,027	$11,039
Accrued expenses	22,851	20,925
Operating lease liability	2,950	2,600
Deferred revenue	64,110	62,057

Total current liabilities	103,938	96,621
Operating lease liability, net of current portion	21,920	22,801
Other liabilities	932	786

Total liabilities	$126,790	120,208
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,685,163 and 41,384,643 shares issued at March 31, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	304,506	298,793
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(905)	(662)
Accumulated deficit	(202,678)	(201,041)

Total stockholders’ equity	100,094	96,260

Total liabilities and stockholders’ equity	$226,884	$216,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$51,601	$50,839
Professional services and other revenue	1,778	3,978

Total revenue	53,379	54,817
Cost of revenue:
Cost of subscription and support revenue	16,982	15,678
Cost of professional services and other revenue	1,998	3,490

Total cost of revenue	18,980	19,168

Gross profit	34,399	35,649
Operating expenses:
Research and development	8,237	8,284
Sales and marketing	18,288	16,149
General and administrative	8,089	7,059
Merger-related	594	—
Other expense (benefit)	1,149	(1,965)

Total operating expenses	36,357	29,527

(Loss) income from operations	(1,958)	6,122
Other (expense), net	(387)	(735)

(Loss) income before income taxes	(2,345)	5,387
(Benefit) provision for income taxes	(708)	257

Net (loss) income	$(1,637)	$5,130
Net (loss) income per share—basic and diluted
Basic	$(0.04)	$0.13
Diluted	$(0.04)	$0.12
Weighted-average shares—basic and diluted
Basic	41,436	40,154
Diluted	41,436	42,480
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net (loss) income	$(1,637)	$5,130
Other comprehensive income:
Foreign currency translation adjustments	(243)	(209)

Comprehensive (loss) income	$(1,880)	$4,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	41,384,643	40,152,021
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	300,520	260,556

Balance, end of period	41,685,163	40,412,577

Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)

Balance, end of period	(135,000)	(135,000)

Par value of common stock issued
Balance, beginning of period	$41	$40
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	—
Common stock issued upon acquisition	1	—

Balance, end of period	$42	$40

Value of treasury stock
Balance, beginning of period	$(871)	$(871)

Balance, end of period	$(871)	$(871)

Additional paid-in capital
Balance, beginning of period	$298,793	$287,059
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	100	1,008
Stock-based compensation expense	3,627	2,336
Common stock issued upon acquisition	1,986	—

Balance, end of period	$304,506	$290,403

Accumulated deficit
Balance, beginning of period	$(201,041)	$(206,438)
Net (loss) income	(1,637)	5,130

Balance, end of period	$(202,678)	$(201,308)

Accumulated other comprehensive loss
Balance, beginning of period	$(662)	$(188)
Foreign currency translation adjustment	(243)	(209)

Balance, end of period	$(905)	$(397)

Total stockholders’ equity	$100,094	$87,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Operating activities
Net (loss) income	$(1,637)	$5,130
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,061	2,163
Stock-based compensation	3,479	2,292
Provision for reserves on accounts receivable	106	71
Changes in assets and liabilities:
Accounts receivable	(3,802)	(1,585)
Prepaid expenses and other current assets	(1,550)	(1,390)
Other assets	54	(919)
Accounts payable	347	(425)
Accrued expenses	(1,980)	(5,797)
Operating leases	705	(626)
Deferred revenue	1,527	482

Net cash used in operating activities	(690)	(604)
Investing activities
Cash paid for acquisition, net of cash acquired	(13,176)	—
Purchases of property and equipment	(1,884)	(468)
Capitalized internal-use software costs	(2,882)	(1,054)

Net cash used in investing activities	(17,942)	(1,522)
Financing activities
Proceeds from exercise of stock options	100	1,095
Deferred acquisition payments	—	(475)
Other financing activities	—	(87)

Net cash provided by financing activities	100	533
Effect of exchange rate changes on cash and cash equivalents	(502)	(727)

Net decrease in cash and cash equivalents	(19,034)	(2,320)
Cash and cash equivalents at beginning of period	45,739	37,472

Cash and cash equivalents at end of period	$26,705	$35,152

Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$796	$1,477
Cash paid for income taxes	$216	$314
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 contained in the Company’s Annual Report on Form
10-K
and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three months ended March 31, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
2. Quarterly Update to Significant Accounting Policies
Allowance for Doubtful Accounts
The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2021	$353
Current provision for credit losses	106
Write-offs against allowance	(80)
Recoveries	—

Balance as of March 31, 2022	$379

Estimated credit losses for unbilled trade accounts receivable were not material.
Other Expense (Benefit)
.
Other expense (benefit), reflects other operating costs (or benefits) that do not directly relate to research and development, sales and marketing, general and administrative, and merger related.
On March 28, 2022 the CEO of the Company retired. Pursuant to a Transition Agreement that was entered into by the CEO and the Company in October 2021, the Company recorded $1.1 million of expense reflecting both wages and stock compensation in the first quarter of 2022.
On March 27, 2020, in response to the
COVID-19
pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act which was amended by the Consolidated Appropriations Act in December of 2020 (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including the creation of certain refundable employee retention credits. In the first quarter of 2021, the Company recognized a benefit of $2.0 million from the CARES Act related to employee retention credits. The Company recognizes such government relief when it is reasonably assured that it qualifies for the relief, the underlying expense has been incurred and it is probable that the Company will receive it. Credits associated with government relief are recognized in profit or loss on a systematic basis over the periods in which the Company recognizes as expense the related costs for which the relief is intended to compensate.
Recently Issued and Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10,

Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance
,
which improves the transparency of government assistance received by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on an entity’s financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. Effective January 1, 2022, the Company early adopted ASU 2021-10 on a prospective basis. Please see
Other Expense (Benefit)
section of these Notes to Condensed Consolidated Financial Statements for government assistance received by the Company in 2021.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis. The impact of adoption of this standard on the Company’s consolidated financial statements was not material.
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

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non- current)	Total Deferred Revenue
Balance at December 31, 2021	$29,866	$2,375	$62,057	$114	$62,171
Balance at March 31, 2022	34,037	2,498	64,110	299	64,409

Revenue recognized for the three months ended March 31, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $32.8 million. Revenue recognized during the three months ended March 31, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $31.2 million. During the three months ended March 31, 2022, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $12.3 million as of March 31, 2022 and $12.2 million as of December 31, 2021. Amortization expense recognized for the three months ended March 31, 2022 related to costs to obtain a contract was $2.5 million. Amortization expense recognized for the three months ended March 31, 2021 related to costs to obtain a contract was $3.1 million.
Transaction Price Allocated to Future Performance Obligations
As of March 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $159.2 million, of which approximately $128.7 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.
4. Cash and Cash Equivalents
Cash and cash equivalents as of March 31, 2022 consist of the following:

	March 31, 2022
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$26,664	$26,664
Money market funds	Demand	41	41

Total cash and cash equivalents		$26,705	$26,705

Cash and cash equivalents as of December 31, 2021 consist of the following:

	December 31, 2021
Description	Contracted Maturity	Cost	Fair Market Value
Cash	Demand	$45,698	$45,698
Money market funds	Demand	41	41

Total cash and cash equivalents		$45,739	$45,739

5. Net (Loss) Income per Share
The Company calculates basic and diluted (loss) earnings per common share by dividing the (loss) earnings amount by the number of common shares outstanding during the period. The calculation of diluted earnings per common share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock awards, where dilutive.
The following table set forth the computations of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net (loss) income	$(1,637)	$5,130

Weighted average shares used in computing basic earnings per share	41,436	40,154
Effect of weighted average dilutive stock-based awards	—	2,326

Weighted average shares used in computing diluted earnings per share	41,436	42,480
Net (loss) income per share—basic and diluted
Basic	$(0.04)	$0.13
Diluted	$(0.04)	$0.12

The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-
dilutive:

	Three Months Ended March 31,
(shares in thousands)	2022	2021
Options outstanding	1,607	34
Restricted stock units outstanding	4,589	68
6. Stock-based Compensation
The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended March 31,
	2022	2021

Weighted-average fair value of options granted during the period	$—	$10.55
Risk-free interest rate	—	1.00%
Expected volatility	—	47%
Expected life (in years)	—	6.3
Expected dividend yield	—	—
As of March 31, 2022, there was
 $
39 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.80 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended March 31, 2022 and
2021:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation:	(in thou sands)
Cost of subscription and support revenue	$109	$157
Cost of professional services and other revenue	119	68
Research and development	722	322
Sales and marketing	943	737
General and administrative	1,337	1,008
Other expense (benefit)	249	—

	$3,479	$2,292

The following is a summary of the stock option activity during the three months ended March 31, 2022.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	1,681,477	$9.59
Granted	—	—
Exercised	(15,900)	6.31		$33,483
Canceled	(58,236)	11.78

Outstanding at March 31, 2022	1,607,341	$9.54	5.72	$461,756

Exercisable at March 31, 2022	1,195,855	$9.05	5.14	$456,686

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2022 of $7.80 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards
(“S-RSU”)
and our performance-based awards
(“P-RSU”)
during the three months ended March 31, 2022:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50
Granted	1,943,905	7.24	—	—	1,943,905	7.24
Vested and issued	(72,113)	10.33	—	—	(72,113)	10.33
Canceled	(198,389)	10.62	(188,732)	12.96	(387,121)	11.76

Unvested at March 31, 2022	4,589,123	$8.34	832,440	$10.61	5,421,563	$9.97

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
The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of March 31, 2022 and December 31, 2021, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
During the three months ended March 31, 2022, the Company recorded a benefit of $1.0 million in the U.S. for the release of a portion of the Company’s valuation allowance. This release of the valuation allowance is related to the Wicket Acquisition completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for the Company’s pre-existing deferred tax assets.
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
Guarantees and Indemnification Obligations
The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2022, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.
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
The Company was in compliance with all applicable covenants under the Line of Credit as of March 31, 2022 and there were no borrowings outstanding as of March 31, 2022.
10. Segment Information
Geographic Data
Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2022	2021
Revenue:
North America	$29,461	$30,386
Europe	9,105	8,923
Japan	7,261	7,708
Asia Pacific	7,436	7,659
Other	116	141

Total revenue	$53,379	$54,817

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $27.7 million and $28.5 million for the three months ended March 31, 2022 and 2021, respectively.
Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, property and equipment at locations outside the U.S. was not material.
1
1
. Business Combinations
Other Business Combinations
On February 1, 2022, the Company acquired 100% of the outstanding shares of Wicket Labs, Inc. (“Wicket Labs”) a provider of subscriber and content insights, in exchange for common stock of the Company and cash, (“Wicket Acquisition”). At the closing, the Company issued 212,507 unregistered shares of common stock of the Company valued at approximately
$2.0 million and approximately $13.2 million in cash. Pursuant to the merger agreement, approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements.
The Wicket Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805
 —
 Business Combinations
. Accordingly, the results of operations of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Wicket Acquisition, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of its intangible assets, accounts receivable, deferred revenue and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, accounts receivable, deferred revenue, goodwill and any deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

During the three months ended March 31, 2022 the Company incurred $
0.6
million of merger-related costs related to the Wicket Acquisition.
The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Wicket Acquisition. These benefits include the acquired workforce and opportunities to expand the Company’s offerings in target market segments that use subscriber and content insights to make decisions. The goodwill is expected to be non-deductible
for tax purposes.
The total purchase price for the Wicket Acquisition has been allocated as follows:

Cash	$53
Accounts receivable and other assets	782
Identifiable intangible assets	4,382
Goodwill	13,936
Deferred revenue	(1,033)
Deferred tax liabilities	(1,009)
Other liabilities	(96)

Total estimated purchase price	$17,015

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life
Developed technology	$4,200	6
Customer relationships	182	5

Total	$4,382

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
The estimated remaining amortization expense for 2022 and for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2022	$614
2023	736
2024	736
2025	736
2026	736
2027 and thereafter	824

Total	$4,382

Pro forma results of operations for the Wicket Acquisition have not been presented because the effect of the acquisition is not material to the Company’s consolidated financial results. Revenue and earnings attributable to acquired operations since the date of the acquisition are included in the Company’s consolidated statements of operations.
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

Balance as of January 1, 2022	$60,902
Wicket acquisition	13,936

Balance as of March 31, 2022	$74,838

1
6

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
for the year ended December 31, 2021.
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
As of March 31, 2022 and 2021 we had 678 and 652 employees, respectively.
We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue decreased from $54.8 million in the three months ended March 31, 2021 to $53.4 million in the three months ended March 31, 2022, due to a decrease in professional services and other revenue.
Included in the consolidated net loss for the three months ended March 31, 2022 was stock-based compensation expense and amortization of acquired intangible assets of $3.5 million and $817, respectively. Included in the consolidated net income for the three months ended March 31, 2021 was stock-based compensation expense and amortization of acquired intangible assets of $2.3 million and $766, respectively.

For the three months ended March 31, 2022 and 2021, our revenue derived from customers located outside North America was 45% and 44%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2022	2021
Customers (at period end)
Premium	2,299	2,273
Volume	832	1,039

Total customers (at period end)	3,131	3,312

Net revenue retention rate	97.8%	98.8%
Recurring dollar retention rate	91%	85%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$96.5	$97.0
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.6	$4.3
Total backlog, excluding professional services engagements (in millions)	$159.2	$147.6
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$128.7	$117.1

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
month-to-month
contracts and
pay-as-you-go
contracts.

Our
go-to-market
focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased compared to the prior period due to some customers deciding to switch to in-house
solutions or other third-party solutions and some customers acquired in the Ooyala acquisition deciding not to switch to our solution. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2022 and beyond as we continue to focus on the market for our premium solutions.

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

•
R
ecurring Dollar Retention Rate.
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

COVID-19
and Geopolitical Events
While the future trends of
the COVID-19 pandemic
remain uncertain, we have not experienced a significant disruption during the pandemic. We will continue to monitor
COVID-19’s
effect on our employees, customers, vendors and the regions we operate in.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. Subsequent to the invasion, the U.S. and other countries imposed economic sanctions against officials, individuals, regions, and industries in Russia, Ukraine and Belarus. We do not have operations or customers in Russia or Ukraine and none of our material vendors source their services to us from Russia or Ukraine. We will continue to monitor the situation and comply with any sanctions and restrictions imposed by the U.S. government.
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
Cost of revenue increased in absolute dollars from the first three months of 2021 to the first three months of 2022. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
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
(Benefit)
. Reflects other operating benefits, costs that do not directly relate to the operating activities listed above.
Other (Expense) Income, net
Other (expense) income consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.
Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets at December 31, 2021. We maintain net deferred tax liabilities for temporary differences related to our Japanese subsidiary.
During the three months ended March 31, 2022, we recorded a non-recurring benefit of $1.0 million in the U.S. for the release of a portion of our valuation allowance. This release of the valuation allowance is related to the Wicket Acquisition completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for our pre-existing deferred tax assets.
Stock-Based Compensation Expense
Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2022 and 2021, we recorded $3.5 million and $2.3 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.
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
For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission on February 18, 2022.
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
10-K
for the year ended December 31, 2021.

	Three Months Ended March 31,
	2022	2021

	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$51,601	$50,839
Professional services and other revenue	1,778	3,978

Total revenue	53,379	54,817
Cost of revenue:
Cost of subscription and support revenue	16,982	15,678
Cost of professional services and other revenue	1,998	3,490

Total cost of revenue	18,980	19,168

Gross profit	34,399	35,649
Operating expenses:
Research and development	8,237	8,284
Sales and marketing	18,288	16,149
General and administrative	8,089	7,059
Merger-related	594	—
Other (benefit) expense	1,149	(1,965)

Total operating expenses	36,357	29,527

(Loss) income from operations	(1,958)	6,122
Other (expense), net	(387)	(735)

(Loss) income before income taxes	(2,345)	5,386
(Benefit) provision for income	(708)	257

Net (loss) income	$(1,637)	$5,130
Net (loss) income per share—basic and diluted
Basic	$(0.04)	$0.13
Diluted	$(0.04)	$0.12
Weighted-average shares—basic and diluted
Basic	41,436	40,154
Diluted	41,436	42,480
Overview of Results of Operations for the Three Months Ended March 31, 2022 and 2021
Total revenue decreased by 3%, or $1.4 million, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in professional services and other revenue by 55% or $2.2 million. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

Subscription and support revenue remained relatively unchanged. Our revenue from premium offerings decreased by $1.3 million, or 2%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.
The U.S. dollar has strengthened against the Japanese Yen and the Euro when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the three months ended March 31, 2022 would have been approximately $54.6 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $0.7 million and Euro of $0.3 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.
Our gross profit decreased by $1.3 million, or 4%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a decrease in revenue and an increase in the cost of subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.
Loss from operations was $2.0 million in the three months ended March 31, 2022 compared to a net income from operations of $6.1 million in the three months ended March 31, 2021. This is primarily due to a decrease in revenue of $1.4 million, the decrease in gross profit of $1.7 million and an increase in operating expenses in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in operating expenses is primarily the result of the current period’s merger-related and other expenses, in aggregate, of $1.3 million as compared to a benefit of approximately $2.0 million in the prior year.
Revenue

	Three Months Ended March 31,
	2022		2021		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Premium	$52,772	99%	$54,022	99%	$(1,250)	(2)%
Volume	607	1	795	1	(188)	(24)

Total	$53,379	100%	$54,817	100%	$(1,438)	(3)%

During the three months ended March 31, 2022, revenue decreased by $1.4 million, or 3%, compared to the three months ended March 31, 2021, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $1.3 million, or 2%, is primarily the result of a 55% decrease in professional services and other revenue. In the three months ended March 31, 2022, volume revenue decreased by $188, or 24%, compared to the three months ended March 31, 2021, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2022		2021		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$51,601	97%	$50,839	93%	$762	1%
Professional services and other	1,778	3	3,978	7	(2,200)	(55)

Total	$53,379	100%	$54,817	100%	$(1,438)	-3%

During the three months ended March 31, 2022, subscription and support revenue remained relatively unchanged compared to the three months ended March 31, 2021. In addition, professional services and other revenue decreased by $2.2 million, or 55%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2022		2021		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$29,461	55%	$30,386	56%	$(925)	(3)%

Europe	9,105	17	8,923	16	182	2
Japan	7,261	14	7,708	14	(447)	(6)
Asia Pacific	7,436	14	7,659	14	(223)	(3)
Other	116	—	141	—	(25)	(18)

International subtotal	23,918	45	24,431	44	(513)	(2)

Total	$53,379	100%	$54,817	100%	$(1,438)	(3)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.
During the three months ended March 31, 2022, total revenue for North America decreased $925, or 3%, compared to the three months ended March 31, 2021. In the three months ended March 31, 2022, total revenue outside of North America decreased $513, or 2%, compared to the three months ended March 31, 2021. The decrease in revenue from international regions is primarily related to decrease in revenue in Japan which was due to unfavorable changes in exchange rates as compared to the prior year period of comparison.
Cost of Revenue

	Three Months Ended March 31,
	2022		2021		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$16,982	33%	$15,678	31%	$1,304	8%
Professional services and other	1,998	112	3,490	88	(1,492)	(43)

Total	$18,980	36%	$19,168	35%	$(188)	(1)%

In the three months ended March 31, 2022, cost of subscription and support revenue increased by $1.3 million, or 8%, compared to the three months ended March 31, 2021. The increase resulted primarily from an increase in content delivery network and third-party software expenses compared in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In the three months ended March 31, 2022, cost of professional services and other revenue decreased by $1.5 million, or 43%, compared to the three months ended March 31, 2021. This decrease corresponds to the 55% decrease professional services and other revenue in the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Gross Profit

	Three Months Ended March 31,
	2022		2021		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%

	(in thousands, except percentages)
Subscription and support	$34,619	67%	$35,161	69%	$(542)	(2)%
Professional services and other	(220)	(12)	488	12	(708)	(145)%

Total	$34,399	64%	$35,649	65%	$(1,250)	(4)%

The overall gross profit percentage was 64% for the three months ended March 31, 2022 compared to 65% for the three months ended March 31, 2021. Subscription and support gross profit remained relatively unchanged compared to the three months ended March 31, 2021. Professional services and other gross profit decreased $708, or 145%. The decrease in gross profit dollars for professional services and other revenue was due to the 55% decrease in professional services and other revenue.

Operating Expenses

	Three Months Ended March 31,
	2022		2021		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%

	(in thousands, except percentages)
Research and development	$8,237	15%	$8,284	15%	$(47)	(1)%
Sales and marketing	18,288	34	16,149	29	2,139	13
General and administrative	8,089	15	7,059	13	1,030	15
Merger-related	594	1	—	—	594	N/A
Other (benefit) expense	1,149	2	(1,965)	(4)	3,114	(158)

Total	$36,357	68%	$29,527	54%	$6,830	23%

Research and Development
.
 In the three months ended March 31, 2022, research and development remained relatively unchanged compared to the three months ended March 31, 2021. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.
Sales and Marketing
.
In the three months ended March 31, 2022, sales and marketing expense increased by $2.1 million, or 13%, compared to the three months ended March 31, 2021, primarily due to an increase in employee-related, contractor, and rent expenses of $1.5 million, $282, and $305, respectively. We expect that our sales and marketing expense will increase in absolute dollars for the remainder of 2022 as compared to the prior period as we will continue to invest in these activities to support revenue growth.
General and Administrative
.
In the three months ended March 31, 2022, general and administrative expense increased by $1.0 million, or 15%, compared to the three months ended March 31, 2021, primarily due to increases in agency, employee-related, and stock-based compensation expenses of $212, $285, and $330, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $200. In future periods, we expect general and administrative expense to remain relatively unchanged.
Merger-Related
.
 In the three months ended March 31, 2022, merger-related expense increased by $594 primarily due to the Wicket Acquisition. There was no merger-related expense in the three months ended March 31, 2021.
Other expense (benefit).
 On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total of $1.1 million is reflected in Accrued Expenses on the Company’s
Condensed Consolidated Balance Sheets
. The $1.1 million in expense also reflects $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement.
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
(Benefit) Provision for Income Taxes.
 We recorded an income tax benefit of $708 in the three months ended March 31, 2022 as compared to income tax expense of $257 in the prior period. The benefit is due to the release of $1.0 million of our valuation allowance as a result of deferred tax liabilities resulting from the Wicket Acquisition, which was a non-tax
deductible transaction. The benefit of $1.0 million was offset by state and foreign tax expense provisions.
Liquidity and Capital Resources
Cash and cash equivalents.
Our cash and cash equivalents at March 31, 2022 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At March 31, 2022 and December 31, 2021, we had $13.0 million and $13.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United
States tax-free but
could still be

subject to foreign withholding taxes. On February 1, 2022, we acquired 100% of the outstanding shares of Wicket Labs, in exchange for 212,507 unregistered shares of our common stock valued at approximately $2 million and approximately $13.2 million in cash. Approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2022	2021

	(in thousands)
Cash flows used in operating activities	$(690)	$(604)
Cash flows used in investing activities	$(17,942)	$(1,522)
Cash flows provided by financing activities	$100	$533
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
Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items
including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the three months ended March 31, 2022 was $690. The cash used in operating activities primarily resulted from net loss of $1.6 million and net changes in our operating assets and liabilities of $4.7 million, offset by net non-cash
charges of $5.6 million. Net
non-cash
expenses mainly consisted of $2.1 million for depreciation and amortization and $3.5 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of an increase in accounts receivable of $3.8 million, and increase in prepaid expenses and other current assets of $1.6 million, and a decrease in accrued expenses of $2.0 million, offset by an increase in deferred revenue of $1.5 million, an increase in operating leases of $705, and an increase in accounts payable of $347. In summary, cash used in operating activities has increased when compared to the prior period due to a net loss, and decreases in working capital.
Cash flows used in investing activities.
Cash used in investing activities during the three months ended March 31, 2022 was $17.9 million, consisting primarily of $13.2 million for cash paid for the acquisition of Wicket Labs, $2.9 million for the capitalization of internal-use
software costs and $1.9 million in capital expenditures to support the business.
Cash flows provided by financing activities.
Cash provided by financing activities for the three months ended March 31, 2022 was $100, consisting of proceeds from the exercise of stock options.
Credit facility.
On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of March 31, 2022. As we have not drawn on the Line of Credit, there are no amounts outstanding as of March 31, 2022.
Net operating loss carryforwards.
As of December 31, 2021, we had federal and state net operating losses of approximately $161.8 million and $89.2 million, respectively, which are available to offset future taxable income, if any, through 2037 and 2041, respectively. We had federal and state net operating losses of approximately $37.6 million and $3.1 million, respectively, which are available to offset future taxable income, if any, indefinitely. We had federal and state research and development tax credits of $9.0 million and $5.5 million, respectively, which expire in various amounts through 2041. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2022 and December 31, 2021.
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
Our contractual obligations as of December 31, 2021 are summarized in our Annual Report on Form
10-K
for the year ended December 31, 2021.
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
Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2022	2021
Revenues generated in locations outside the United States	48%	48%
Revenues in currencies other than the United States dollar (1)	29%	29%
Expenses in currencies other than the United States dollar (1)	16%	17%

(1)	Percentage of revenues and expenses denominated in foreign currency for the three ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Revenues	Expenses	Revenues	Expenses
Euro	7%	0%	7%	0%
British pound	5	6	6	6
Japanese Yen	14	2	14	3
Other	3	8	2	8

Total	29%	16%	29%	17%
As of March 31, 2022 and December 31, 2021, we had $7.8 million and $8.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.
In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other (expense) income, net”, while exchange rate fluctuations on long-term intercompany accounts are recorded as a component of other comprehensive (loss) income, as they are considered part of our net investment.
Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at March 31, 2022, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2022, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.6 million, decreased expenses by $900 and decreased operating income by $700. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar
denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2022.
Interest rate risk
We had cash and cash equivalents totaling $26.7 million at March 31, 2022. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended March 31, 2022. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.
Inflation Risk
We do not believe that inflation has had a material effect on our business. However, if our costs, in particular personnel, sales and marketing and hosting costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in our annual report on Form
10-K
for the fiscal year ended December 31, 2021, under the heading “Part I — Item 1A. Risk Factors,” together with the additional risk factor included below and all of the other information in this Quarterly Report on Form
10-Q.
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
Weakened global economic conditions may harm our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit, and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers in Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.
More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio, which could adversely affect our financial results.

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

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

10.1 (4)	Employment Agreement, dated February 8, 2022 by and between the Company and Marc DeBevoise

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed as Exhibit 3.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 6, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2022, and incorporated herein by reference.

^	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: April 27, 2022	By:

/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2022	By:

/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)