Form 10-Q
period 2022-06-30
BRIGHTCOVE INC
filed 2022-08-02
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 41,897,964 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

BRIGHTCOVE INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of acquisitions; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Quarterly Report on Form 10-Q, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. However, any further disclosures made on related subjects in our subsequent reports filed with the
SEC should be consulted. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

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
•
our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements, our needs for additional financing and broader economic challenges, including interest rate fluctuations; and
•
our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,804	$45,739
Accounts receivable, net of allowance of $299 and $353 at June 30, 2022 and December 31, 2021, respectively	32,567	29,866
Prepaid expenses	10,911	7,792
Other current assets	10,351	10,833
Total current assets	81,633	94,230
Property and equipment, net	32,538	20,514
Operating lease right-of-use asset	19,048	24,891
Intangible assets, net	12,088	9,276
Goodwill	74,837	60,902
Other assets	6,465	6,655
Total assets	$226,609	$216,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,956	$11,039
Accrued expenses	22,907	20,925
Operating lease liability	2,595	2,600
Deferred revenue	64,567	62,057
Total current liabilities	102,025	96,621
Operating lease liability, net of current portion	20,970	22,801
Other liabilities	877	786
Total liabilities	$123,872	120,208
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,029,575 and 41,384,643 shares issued at June 30, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	308,307	298,793
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,762)	(662)
Accumulated deficit	(202,979)	(201,041)
Total stockholders’ equity	102,737	96,260
Total liabilities and stockholders’ equity	$226,609	$216,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$52,988	$48,602	$104,589	$99,441
Professional services and other revenue	1,459	2,870	3,237	6,848
Total revenue	54,447	51,472	107,826	106,289
Cost of revenue:
Cost of subscription and support revenue	16,943	14,756	33,925	30,434
Cost of professional services and other revenue	1,761	2,468	3,759	5,958
Total cost of revenue	18,704	17,224	37,684	36,392
Gross profit	35,743	34,248	70,142	69,897
Operating expenses:
Research and development	8,372	7,855	16,609	16,139
Sales and marketing	17,961	18,130	36,249	34,279
General and administrative	8,554	7,418	16,643	14,477
Merger-related	153	255	747	255
Other expense (benefit)	—	—	1,149	(1,965)
Total operating expenses	35,040	33,658	71,397	63,185
Income (loss) from operations	703	590	(1,255)	6,712
Other (expense) income, net	(825)	117	(1,212)	(618)
(Loss) income before income taxes	(122)	707	(2,467)	6,094
Provision (benefit) for income taxes	179	(163)	(529)	94
Net (loss) income	$(301)	$870	$(1,938)	$6,000
Net (loss) income per share—basic and diluted
Basic	$(0.01)	$0.02	$(0.05)	$0.15
Diluted	$(0.01)	$0.02	$(0.05)	$0.14
Weighted-average shares—basic and diluted
Basic	41,723	40,615	41,580	40,386
Diluted	41,723	42,209	41,580	42,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(301)	$870	$(1,938)	$6,000
Other comprehensive income:
Foreign currency translation adjustments	(857)	35	(1,100)	(174)
Comprehensive (loss) income	$(1,158)	$905	$(3,038)	$5,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	41,685,163	40,412,577	41,384,643	40,152,021
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	344,412	533,995	644,932	794,551
Balance, end of period	42,029,575	40,946,572	42,029,575	40,946,572
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$42	$40	$41	$41
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	—	—	—	—
Common stock issued upon acquisition		1	1	—
Balance, end of period	$42	$41	$42	$41
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$304,506	$290,403	$298,793	$287,059
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	(1)	(378)	99	631
Stock-based compensation expense	3,809	2,750	7,435	5,085
Withholding tax on restricted stock	(7)	—	(7)	—
Common stock issued upon acquisition	—	—	1,987	—
Balance, end of period	$308,307	$292,775	$308,307	$292,775
Accumulated deficit
Balance, beginning of period	$(202,678)	$(201,308)	$(201,041)	$(206,438)
Net (loss) income	(301)	870	(1,938)	6,000
Balance, end of period	$(202,979)	$(200,438)	$(202,979)	$(200,438)
Accumulated other comprehensive loss
Balance, beginning of period	$(905)	$(397)	$(662)	$(188)
Foreign currency translation adjustment	(857)	35	(1,100)	(174)
Balance, end of period	$(1,762)	$(362)	$(1,762)	$(362)
Total stockholders’ equity	$102,737	$91,145	$102,737	$91,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities
Net (loss) income	$(1,938)	$6,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,227	4,278
Stock-based compensation	7,123	4,901
Provision for reserves on accounts receivable	70	276
Changes in assets and liabilities:
Accounts receivable	(2,394)	(2,634)
Prepaid expenses and other current assets	(2,612)	(1,337)
Other assets	161	(1,000)
Accounts payable	(834)	105
Accrued expenses	(1,183)	(6,053)
Operating leases	4,007	(960)
Deferred revenue	2,630	3,801
Net cash provided by operating activities	9,257	7,377
Investing activities
Cash paid for acquisition, net of cash acquired	(13,215)	—
Purchases of property and equipment	(5,791)	(808)
Capitalized internal-use software costs	(6,479)	(2,977)
Net cash used in investing activities	(25,485)	(3,785)
Financing activities
Proceeds from exercise of stock options	100	1,980
Deferred acquisition payments	—	(475)
Other financing activities	(7)	(1,348)
Net cash provided by financing activities	93	157
Effect of exchange rate changes on cash and cash equivalents	(1,800)	(834)
Net (decrease) increase in cash and cash equivalents	(17,935)	2,915
Cash and cash equivalents at beginning of period	45,739	37,472
Cash and cash equivalents at end of period	$27,804	$40,387
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,270	$3,165
Cash received for lease inducement	$2,772	$—
Cash paid for income taxes	$275	$471

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the three and six months ended June 30, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2021	$353
Current provision for credit losses	70
Write-offs against allowance	(124)
Balance as of June 30, 2022	$299

Estimated credit losses for unbilled trade accounts receivable were not material.

Other Expense (Benefit).

Other expense (benefit), reflects other operating costs (or benefits) that do not directly relate to research and development, sales and marketing, general and administrative, and merger related.

On March 28, 2022, the Chief Executive Officer (“CEO”) of the Company retired. Pursuant to a Transition Agreement that was entered into by the CEO and the Company in October 2021, the Company recorded $1.1 million of expense reflecting both wages and stock compensation in the first quarter of 2022.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act which was amended by the Consolidated Appropriations Act in December of 2020 (the "CARES Act"). The CARES Act provides numerous tax provisions and other stimulus measures, including the creation of certain refundable employee retention credits. In the first quarter of 2021, the Company recognized a benefit of $2.0 million from the CARES Act related to employee retention credits. The Company recognizes such government relief when it is reasonably assured that it qualifies for the relief, the underlying expense has been incurred and it is probable that the Company will receive it. Credits associated with government relief are recognized in profit or loss on a systematic basis over the periods in which the Company recognizes as expense the related costs for which the relief is intended to compensate.

Recently Issued and Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on an entity's financial statements. Effective January 1, 2022, the
Company adopted ASU 2021-10 on a prospective basis. Please see Other Expense (Benefit) section of these Notes to Condensed Consolidated Financial Statements for government assistance received by the Company in 2021.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2021	$29,866	$2,375	$62,057	$114	$62,171
Balance at June 30, 2022	32,567	2,006	64,567	285	64,852

Revenue recognized for the three and six months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $15.3 million and $48.1 million respectively. During the three and six months ended June 30, 2022, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $11.9 million as of June 30, 2022 and $12.2 million as of December 31, 2021. Amortization expense recognized for the three and six months ended June 30, 2022 related to costs to obtain a contract was $2.6 million and $5.1 million, respectively. Amortization expense recognized for the three and six months ended June 30, 2021 related to costs to obtain a contract was $3.2 million and $6.3 million, respectively

Transaction Price Allocated to Future Performance Obligations

As of June 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $151.9 million, of which approximately $121.6 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.

4. Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2022 consist of the following:

	June 30, 2022
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$27,763	$27,763
Money market funds	Demand	41	41
Total cash and cash equivalents		$27,804	$27,804

Cash and cash equivalents as of December 31, 2021 consist of the following:

	December 31, 2021
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$45,698	$45,698
Money market funds	Demand	41	41
Total cash and cash equivalents		$45,739	$45,739

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

The following table set forth the computations of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(301)	$870	$(1,938)	$6,000

Weighted average shares used in computing basic earnings per share	41,723	40,615	41,580	40,386

Effect of weighted average dilutive stock-based awards	-	1,594	-	2,005

Weighted average shares used in computing diluted earnings per share	41,723	42,209	41,580	42,391

Net (loss) income per share—basic and diluted
Basic	$(0.01)	$0.02	$(0.05)	$0.15
Diluted	$(0.01)	$0.02	$(0.05)	$0.14

The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2022	2021	2022	2021
Options outstanding	1,548	145	1,548	122
Restricted stock units outstanding	5,892	68	5,892	68

6. Stock-based Compensation

On March 28, 2022, Marc DeBevoise began as the Company’s CEO. Effective February 8, 2022, the Company adopted the 2022 Inducement Plan (“2022 Plan”). The 2022 Plan provides for the grant of “employment inducement awards” within the meaning of NASDAQ Listing Rule 5635(c)(4). In connection with the commencement of his employment, the Company granted 800,000 restricted stock units to the CEO under the 2022 Plan, of which 300,000 are subject solely to service-based vesting conditions (the “RSUs”) and 500,000 are subject to both market-based and service-based vesting conditions (the

“PSUs”). The RSUs vest in equal annual installments over three years following March 28, 2022. The market-based vesting conditions applicable to the PSUs are achieved only if the volume weighted average price of the Company’s common stock during any 20 consecutive trading day period in the four year performance period following the CEO’s start date, March 28, 2022, equals or exceeds stock price hurdles ranging from $12.50 to $30.00, increasing in seven increments of $2.50. The percentage of the award that is earned upon achievement of each stock price hurdle is 10% of the PSUs for each of the first two achievement tiers, 12.5% for each of the next four achievement tiers and 15% for each of the final two achievement tiers. The PSUs vest 50% upon achievement of a stock price hurdle and 50% upon the earlier of the one-year anniversary of such achievement date or March 28, 2025, subject to the CEO’s continued employment through the applicable vesting date.

For restricted stock units with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by the employee, regardless of when, if ever, the market-based performance conditions are satisfied. The Monte-Carlo simulation model is used to estimate fair value of market-based performance restricted stock units. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient.

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Six Months Ended June 30,
	2022	2021

Weighted-average fair value of options granted during the period	$—	$7.72
Risk-free interest rate	—	1.16%
Expected volatility	—	48%
Expected life (in years)	—	6.2
Expected dividend yield	—	—

As of June 30, 2022, there was $39 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.74 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$144	$187	$253	$344
Cost of professional services and other revenue	139	118	258	186
Research and development	935	531	1,657	853
Sales and marketing	899	762	1,842	1,499
General and administrative	1,527	1,011	2,864	2,019
Other expense (benefit)	-	—	249	0
	$3,644	$2,609	$7,123	$4,901

The following is a summary of the stock option activity during the six months ended June 30, 2022.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	1,681,477	$9.59
Granted	—	—
Exercised	(15,900)	6.31		$33,483
Canceled	(117,286)	12.11
Outstanding at June 30, 2022	1,548,291	$9.42	5.28	$82,101
Exercisable at June 30, 2022	1,350,807	$9.08	4.90	$81,296

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2022 of $6.32 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the six months ended June 30, 2022:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50
Granted	2,755,385	7.31	500,000	8.11	3,255,385	7.43
Vested and issued	(416,525)	12.18	—	—	(416,525)	12.18
Canceled	(599,184)	10.37	(284,298)	12.80	(883,482)	11.15
Unvested at June 30, 2022	4,655,396	$9.21	1,236,874	$9.46	5,892,270	$9.26

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of June 30, 2022 and December 31, 2021, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

During the three months ended March 31, 2022, the Company recorded a benefit of $1.0 million in the U.S. for the release of a portion of the Company’s valuation allowance. This release of the valuation allowance is related to the acquisition of Wicket Labs Inc. completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for the Company’s pre-existing deferred tax assets.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2022, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all applicable covenants under the Line of Credit as of June 30, 2022 and there were no borrowings outstanding as of June 30, 2022.

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
North America	$30,019	$29,398	$59,480	$59,784
Europe	10,128	9,547	19,233	18,470
Japan	5,077	5,370	12,338	13,078
Asia Pacific	9,060	7,016	16,496	14,675
Other	163	141	279	282
Total revenue	$54,447	$51,472	$107,826	$106,289

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $28.2 million and $27.5 million for the three months ended June 30, 2022 and 2021, respectively.

Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the three and six months ended June 30, 2022 and 2021.

11. Business Combinations

Other Business Combinations

On February 1, 2022, the Company acquired 100% of the outstanding shares of Wicket Labs, Inc. (“Wicket Labs”) a provider of subscriber and content insights, in exchange for common stock of the Company and cash, (“Wicket Acquisition”). At the closing, the Company issued 212,507 unregistered shares of common stock of the Company valued at approximately $2.0 million and approximately $13.2 million in cash. Pursuant to the merger agreement, approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements. During the three months ended June 30, 2022, the Company paid $0.1 million of cash consideration held back to the sellers for the satisfaction of certain representations and warranties.

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

During the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.7 million, respectively, of merger-related costs related to the Wicket Acquisition.

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

The total purchase price for the Wicket Acquisition has been allocated as follows:

Cash	$53
Accounts receivable and other assets	782
Identifiable intangible assets	4,382
Goodwill	13,935
Deferred revenue	(1,033)
Deferred tax liabilities	(1,009)
Other liabilities	(95)
Total estimated purchase price	$17,015

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life (in years)
Developed technology	$4,200	6
Customer relationships	182	5
Total	$4,382

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

The estimated amortization expense for 2022 and for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2022	$614
2023	736
2024	736
2025	736
2026	736
2027 and thereafter	824
Total	$4,382

Pro forma results of operations for the Wicket Acquisition have not been presented because the effect of the acquisition is not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the date of the acquisition are included in the Company's consolidated statements of operations.

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

Balance as of January 1, 2022	$60,902
Wicket acquisition	13,935
Balance as of June 30, 2022	$74,837

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

Company Overview

We are a leading global provider of cloud-based services for video. We were incorporated in Delaware in August 2004. With our Emmy®-winning technology and award-winning services, we help our customers realize the potential of video to address business-critical challenges. Customers rely on our suite of products, services, and expertise to reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

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

We have also brought to market several video solutions, which are comprised of a suite of video technologies that address specific customer use-cases and needs: (1) Virtual Events Experience helps brands to transform events into customized virtual experiences; (2) Brightcove Video Marketing Suite, enables marketers to use video to drive brand awareness, engagement and conversion; (3) Brightcove Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos; and (4) Brightcove CorpTV™, provides a new way to deliver marketing videos, product announcements, training programs, and other live and on-demand content in a branded experience for companies.

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

As of June 30, 2022 and 2021 we had 703 and 670 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue increased from $106.3 in the six months ended June 30, 2021 to $107.8 in the six months ended June 30, 2022, due to an increase in subscription and support revenue. This increase was due to an increase in the average annual subscription revenue per premium customer during the six months ended June 30, 2022 as compared to the prior period and an increase in usage-based fees during the three months ended June 30, 2022 as compared to the prior period.

Included in the consolidated net loss for the six months ended June 30, 2022 was stock-based compensation expense and amortization of acquired intangible assets of $7.1 million and $1.6 million, respectively. Included in the consolidated net income for the six months ended June 30, 2021 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $0.3 million, $4.9 million and $1.5 million, respectively.

For the three and six months ended June 30, 2022 and 2021, our revenue derived from customers located outside North America was 45% and 44%, and 43% and 43%, respectively. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2022	2021
Customers (at period end)
Premium	2,301	2,280
Volume	636	983
Total customers (at period end)	2,937	3,263
Net revenue retention rate	96.4%	98.2%
Recurring dollar retention rate	87.5%	86.0%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$96.6	$94.4
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.2	$4.5
Total backlog, excluding professional services engagements (in millions)	$151.9	$152.8
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$121.6	$119.8

•
Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month contracts and pay-as-you-go contracts), our SSAI customers, our Player customers, our OTT Flow customers (OTT Flow is our partner-based OTT platform, which preceded Brightcove Beacon), our Virtual Event Experience customers, our Video Marketing Suite customers, our Enterprise Video Suite customers, our Brightcove Beacon customers, our Brightcove Engage customers, our Brightcove CorpTV™ customers, and our Brightcove Campaign customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

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

•
Net Revenue Retention Rate. We assess our ability to retain and expand customers using a metric we refer to as our net revenue retention rate. We calculate the net revenue retention rate by dividing: (a) the current annualized recurring revenue for premium customers that existed twelve months prior by (b) the annualized recurring revenue for all premium customers that existed twelve months prior. We define annualized recurring revenue for premium customers as the aggregate annualized contract value from our premium customer base, measured as of the end of a given period. We typically calculate our net revenue retention rate on a quarterly basis. For annual periods, we report net revenue retention rate as the average of the net revenue retention rate for all fiscal quarters included in the period. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period.
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

All Brightcove Beacon, Brightcove CorpTV™, OTT Flow, Brightcove Campaign, Brightcove Live, SSAI, Player, Virtual Events Experience, Video Marketing Suite, and Enterprise Video Suite customers are considered premium customers.

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

Cost of revenue increased in absolute dollars from the first six months of 2021 to the first six months of 2022. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Expense (Benefit). Reflects other operating benefits, costs that do not directly relate to the operating activities listed above.

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

During the six months ended June 30, 2022, we recorded a non-recurring benefit of $1.0 million in the U.S. for the release of a portion of our valuation allowance. This release of the valuation allowance is related to the Wicket Acquisition completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for our pre-existing deferred tax assets.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2022 and 2021, we recorded $3.6 million and $2.6 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the six months ended June 30, 2022, the U.S. dollar increased in value as compared to the foreign currencies in which we conduct business, and our foreign currency-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

We consider the assumptions and estimates associated with revenue recognition, income taxes, business combinations, intangible assets and goodwill to be our critical accounting policies and estimates. We discuss any assumptions and estimates that could have a material effect on the results of operations in the applicable section of this discussion and analysis of the financial condition and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$52,988	$48,602	$104,589	$99,441
Professional services and other revenue	1,459	2,870	3,237	6,848
Total revenue	54,447	51,472	107,826	106,289
Cost of revenue:
Cost of subscription and support revenue	16,943	14,756	33,925	30,434
Cost of professional services and other revenue	1,761	2,468	3,759	5,958
Total cost of revenue	18,704	17,224	37,684	36,392
Gross profit	35,743	34,248	70,142	69,897
Operating expenses:
Research and development	8,372	7,855	16,609	16,139
Sales and marketing	17,961	18,130	36,249	34,279
General and administrative	8,554	7,418	16,643	14,477
Merger-related	153	255	747	255
Other expense (benefit)	—	—	1,149	(1,965)
Total operating expenses	35,040	33,658	71,397	63,185
Income (loss) from operations	703	590	(1,255)	6,712
Other (expense) income, net	(825)	117	(1,212)	(618)
(Loss) income before income taxes	(122)	707	(2,467)	6,094
Provision (benefit) for income taxes	179	(163)	(529)	94
Net (loss) income	$(301)	$870	$(1,938)	$6,000
Net (loss) income per share—basic and diluted
Basic	$(0.01)	$0.02	$(0.05)	$0.15
Diluted	$(0.01)	$0.02	$(0.05)	$0.14
Weighted-average shares—basic and diluted
Basic	41,723	40,615	41,580	40,386
Diluted	41,723	42,209	41,580	42,391

Overview of Results of Operations for the Three Months Ended June 30, 2022 and 2021

Total revenue increased by 6%, or $3.0 million, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to an increase in subscription and support revenue of 9% or $4.4 million, primarily due to an increase in revenue from our premium offerings. The increase in revenue from our premium offerings was due to an increase in the average annual subscription revenue per premium customer and an increase in usage-based fees. Professional services and other revenue decreased by 49% or $1.4 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings increased by $3.3 million, or 7%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

The U.S. dollar has strengthened against the Japanese Yen and the Euro when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the three months ended June 30, 2022 would have been approximately $56.2 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $634 and Euro of $687. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit increased by $1.5 million, or 4%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Income from operations was $0.7 million in the three months ended June 30, 2022 compared to income from operations of $0.6 million in the three months ended June 30, 2021. This is primarily due to an increase in revenue of $3.0 million and an improvement of gross profit on subscription and support revenue in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenue

	Three Months Ended June 30,
	2022		2021		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$53,998	99%	$50,694	99%	$3,304	7%
Volume	449	1	778	1	(329)	(42)
Total	$54,447	100%	$51,472	100%	$2,975	6%

During the three months ended June 30, 2022, revenue increased by $3.0 million, or 6%, compared to the three months ended June 30, 2021, primarily due to an increase in revenue from our premium offerings. The increase in premium revenue of $3.3 million, or 7%, is the result of the increase in average annual subscription revenue per premium customer and an increase in usage-based fees. In the three months ended June 30, 2022, volume revenue decreased by $329, or 42%, compared to the three months ended June 30, 2021, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2022		2021		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$52,988	97%	$48,602	94%	$4,386	9%
Professional services and other	1,459	3	2,870	6%	(1,411)	(49)
Total	$54,447	100%	$51,472	100%	$2,975	6%

During the three months ended June 30, 2022, subscription and support revenue increased compared to the three months ended June 30, 2021. Professional services and other revenue decreased by $1.4 million, or 49%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2022		2021		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,019	55%	$29,398	57%	$621	2%
Europe	10,128	19	9,547	19	581	6
Japan	5,077	9	5,370	10	(293)	(5)
Asia Pacific	9,060	17	7,016	14	2,044	29
Other	163	—	141	—	22	16
International subtotal	24,428	45	22,074	43	2,354	11
Total	$54,447	100%	$51,472	100%	$2,975	6%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended June 30, 2022, total revenue for North America increased by $621, or 2%, compared to the three months ended June 30, 2021. In the three months ended June 30, 2022, total revenue outside of North America increased by $ 2.35 million, or 11%, compared to the three months ended June 30, 2021. The increase in revenue from international regions is primarily related to an increase in usage-based revenue in Asia Pacific.

Cost of Revenue

	Three Months Ended June 30,
	2022		2021		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,943	32%	$14,756	30%	$2,187	15%
Professional services and other	1,761	121	2,468	86	(707)	(29)
Total	$18,704	34%	$17,224	33%	$1,480	9%

In the three months ended June 30, 2022, cost of subscription and support revenue increased by $ 2.2 million, or 15%, compared to the three months ended June 30, 2021. The increase resulted primarily from an increase in content delivery network and network hosting services expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In the three months ended June 30, 2022, cost of professional services and other revenue decreased by$ 0.7 million, or 29%, compared to the three months ended June 30, 2021. This decrease corresponds to the 49% decrease professional services and other revenue in the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Gross Profit

	Three Months Ended June 30,
	2022		2021		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$36,045	68%	$33,846	70%	$2,199	6%
Professional services and other	(302)	(21)	402	14	(704)	(175)%
Total	$35,743	66%	$34,248	67%	$1,495	4%

The overall gross profit percentage was 66% for the three months ended June 30, 2022 compared to 67% for the three months ended June 30, 2021. Subscription and support gross profit increased $2.2 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in gross profit dollars for subscription and support revenue was due to the 9% increase in subscription and support revenue. Professional services and other gross profit decreased $704, or 175%. The decrease in gross profit dollars for professional services and other revenue was due to the 49% decrease in professional services and other revenue.

Operating Expenses

	Three Months Ended June 30,
	2022		2021		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,372	15%	$7,855	15%	$517	7%
Sales and marketing	17,961	33	18,130	35	(169)	(1)
General and administrative	8,554	16	7,418	14	1,136	15
Merger-related	153	—	255	—	(102)	(40)
Other expense (benefit)	—	—	—	—	—	NM
Total	$35,040	64%	$33,658	65%	$1,382	4%

Research and Development. In the three months ended June 30, 2022, research and development increased by $517 or 7% compared to the three months ended June 30, 2021, primarily due to an increase in stock-based compensation expense of $404. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $113. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.

Sales and Marketing. In the three months ended June 30, 2022, sales and marketing expense decreased by $169, or 1%, compared to the three months ended June 30, 2021, primarily due to a decrease in marketing program expenses of $1.0 million, offset by an increase in employee-related expenses of $816. We expect that our sales and marketing expense will increase in absolute dollars for the remainder of 2022 as compared to the prior period as we will continue to invest in these activities to support revenue growth.

General and Administrative. In the three months ended June 30, 2022, general and administrative expense increased by $1.1 million, or 15%, compared to the three months ended June 30, 2021, primarily due to increases in employee-related and stock-based compensation expenses of $707 and $515, respectively. These increases were offset by various other expenses that, in aggregate, decreased by approximately $86. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. In the three months ended June 30, 2022, merger-related expense remained relatively unchanged compared to the three months ended June 30, 2021.

Provision (benefit) for Income taxes. In the three months ended June 30, 2022, provision (benefit) for income taxes expense remained relatively unchanged compared to the three months ended June 30, 2021.

Overview of Results of Operations for the Six Months Ended June 30, 2022 and 2021

Total revenue increased by 1%, or $1.5 million, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to an increase in subscription and support revenue of 5%, or $5.1 million, primarily due to an increase in revenue from our premium offerings during the three months ended June 30, 2022 as described in the results of operations for that period. Professional services and other revenue decreased by 53%, or $3.6 million, compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our revenue from premium offerings grew by $2.1 million, or 2%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

The U.S. dollar has strengthened against the Japanese Yen and the Euro when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the six months ended June 30, 2022 would have been approximately $110.8 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $1.3 million and Euro of $982. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit increased remained relatively unchanged in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $1.3 million in the six months ended June 30, 2022 compared to income from operations of $6.7 million in the six months ended June 30, 2021. This is primarily due to an increase in operating expenses of $8.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Revenue

	Six Months Ended June 30,
	2022		2021		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$106,770	99%	$104,716	99%	$2,054	2%
Volume	1,056	1	1,573	1	(517)	(33)
Total	$107,826	100%	$106,289	100%	$1,537	1%

During the six months ended June 30, 2022, revenue increased by $1.5 million, or 1%, compared to the six months ended June 30, 2021, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services. The increase in premium revenue of $2.1 million, or 2%, is primarily the result of an 2% increase in average annual subscription revenue per premium customer during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase in average annual subscription revenue per premium customer is primarily due to premium customers ordering more of our products.

During the six months ended June 30, 2022, volume revenue decreased by $517 or 33%, compared to the six months ended June 30, 2021, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2022		2021		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$104,589	97%	$99,441	94%	$5,148	5%
Professional services and other	3,237	3	6,848	6	(3,611)	(53)
Total	$107,826	100%	$106,289	100%	$1,537	1%

During the six months ended June 30, 2022, subscription and support revenue increased by $5.1 million, or 5%, compared to the six months ended June 30, 2021. The increase was related to a 2% increase in average annual subscription revenue per premium customer and an increase in usage-based fees.

In addition, professional services and other revenue decreased by $3.6 million, or 53%, compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2022		2021		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$59,480	56%	$59,784	56%	$(304)	(1)%
Europe	19,233	18	18,470	17	763	4
Japan	12,338	11	13,078	12	(740)	(6)
Asia Pacific	16,496	15	14,675	14	1,821	12
Other	279	—	282	—	(3)	(1)
International subtotal	48,346	44	46,505	43	1,841	4
Total	$107,826	100%	$106,289	100%	$1,537	1%

During the six months ended June 30, 2022, total revenue for North America remained relatively unchanged compared to the six months ended June 30, 2021.

During the six months ended June 30, 2022, total revenue outside of North America increased $1.8 million, or 4%, compared to the six months ended June 30, 2021. The increase in revenue from international regions is primarily related to an increase in usage-based revenue in Asia Pacific.

Cost of Revenue

	Six Months Ended June 30,
	2022		2021		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$33,925	32%	$30,434	31%	$3,491	11%
Professional services and other	3,759	116	5,958	87	(2,199)	(37)
Total	$37,684	35%	$36,392	34%	$1,292	4%

In the six months ended June 30, 2022, cost of subscription and support revenue increased $3.5 million, or 11%, compared to the six months ended June 30, 2021. The increase resulted primarily from an increase in content delivery network, network hosting services, and third-party software integration expenses of $1.7 million, $1.5 million, and $1.0 million, respectively. These increases were offset by a decrease in partner commissions of $807. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $70.

In the six months ended June 30, 2022, cost of professional services and other revenue decreased $2.2 million, or 37%, compared to the six months ended June 30, 2021. This decrease corresponds to a decrease in contractor expenses of $2.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Gross Profit

	Six Months Ended June 30,
	2022		2021		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$70,664	68%	$69,007	69%	$1,657	2%
Professional services and other	(522)	(16)	890	13	(1,412)	(159)
Total	$70,142	65%	$69,897	66%	$245	0%

The overall gross profit percentage was 65% and 66% for the six months ended June 30, 2022 and 2021, respectively. Subscription and support gross profit increased $1.7 million, or 2%, compared to the six months ended June 30, 2021. Professional services and other gross profit decreased by $1.4 million, or 159%, compared to the six months ended June 30, 2021. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2022		2021		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$16,609	15%	$16,139	15%	$470	3%
Sales and marketing	36,249	34	34,279	32	1,970	6
General and administrative	16,643	15	14,477	14	2,166	15
Merger-related	747	1	255	—	492	193
Other (benefit) expense	1,149	1	(1,965)	(2)	3,114	(158)

Research and Development. In the six months ended June 30, 2022, research and development expense increased by $470 , or 3%, compared to the six months ended June 30, 2021 primarily due to an increase in stock-based compensation expense of $804, offset by a decrease in employee-related expenses of $422. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $89.

Sales and Marketing. In the six months ended June 30, 2022, sales and marketing expense increased by $2.0 million, or 6%, compared to the six months ended June 30, 2021 primarily due to an increase in contractor, rent, stock-based compensation, travel, computer maintenance and support of $580, $489, $343, $263, and $241, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $50.

General and Administrative. In the six months ended June 30, 2022, general and administrative increased by $2.2 million or 15%, compared to the six months ended June 30, 2021 primarily due to increases in employee-related, stock-based compensation, and recruiting and relocation expenses of $991, $845,and $231, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $100.

Merger-Related. In the six months ended June 30, 2022, merger-related expenses increased $492.0 due to costs incurred in connection with the Wicket Acquisition in 2022.

Other (benefit) expense. On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through

December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total expense of $1.1 million also reflects $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, $0.8 million remains unpaid as of June 30, 2022 and is reflected in Accrued Expenses on the Company’s Condensed Consolidated Balance Sheets.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, which was amended by the Consolidated Appropriations Act in December of 2020 (the "CARES Act"). The CARES Act provides numerous tax provisions and other stimulus measures, including the creation of certain employee retention credits. In the first quarter of 2021, we recognized a benefit of $1,965 from the CARES Act related to employee retention credits. The benefit was recorded as Other (benefit) expense.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2022 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At June 30, 2022 and December 31, 2021, we had $13.0 million and $13.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. On February 1, 2022, we acquired 100% of the outstanding shares of Wicket Labs, in exchange for 212,507 unregistered shares of our common stock valued at approximately $2 million and approximately $13.2 million in cash. Approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2022	2021
	(in thousands)
Cash flows provided by operating activities	$9,257	$7,377
Cash flows used in investing activities	$(25,485)	$(3,785)
Cash flows provided by financing activities	$93	$157

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

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2022 was $9.3 million. The cash provided by operating activities primarily resulted from net non-cash charges of $11.4 million, offset by net changes in our operating assets and liabilities of $225 and a net loss of $1.9 million. Net non-cash expenses mainly consisted of $4.2 million for depreciation and amortization and $7.1 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of an increase in accounts receivable of $2.4 million, and increase in prepaid expenses and other current assets of $2.6 million, a decrease in accrued expenses of $1.2 million, and a decrease in accounts payable of $834, offset by an increase in deferred revenue of $2.6 million, an increase in operating leases of $4.0 million, and a decrease in other assets of $161. In summary, cash used in operating activities has increased when compared to the prior period due to a net loss, and decreases in working capital.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2022 was $25.5 million, consisting primarily of $13.2 million for cash paid for the acquisition of Wicket Labs, $6.5 million for the capitalization of internal-use software costs and $5.8 million in capital expenditures to support the business.

Cash flows provided by financing activities.

Cash provided by financing activities for the six months ended June 30, 2022 was $93, consisting of proceeds from the exercise of stock options.

Credit facility.

On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of June 30, 2022. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of June 30, 2022.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2022 and December 31, 2021.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office as well as content delivery network services, hosting and other support services. During the second quarter of 2022 we renewed agreements with our primary providers of content delivery network services, hosting and other support services. The terms of the two agreements comprised: 1) a minimum commitment of $90 million over three years and 2) a minimum commitment of $4.8 million over two years. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements, nor do we have any off-balance sheet arrangements.

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

We believe our existing cash and cash equivalents and credit facility will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, and especially if interest rates continue to rise, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all. Market volatility resulting from the COVID-19 coronavirus pandemic, increase foreign exchange rate fluctuations, inflationary pressures, interest rate increases or other factors could also adversely impact our ability to access capital as and when needed.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2022	2021
Revenues generated in locations outside the United States	48%	47%
Revenues in currencies other than the United States dollar (1)	27%	27%
Expenses in currencies other than the United States dollar (1)	18%	17%

	Six Months Ended June 30,
	2022	2021
Revenues generated in locations outside the United States	48%	47%
Revenues in currencies other than the United States dollar (1)	28%	28%
Expenses in currencies other than the United States dollar (1)	16%	16%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Revenues	Expenses	Revenues	Expenses
Euro	9%	2%	8%	1%
British pound	6	5	6	5
Japanese Yen	9	2	10	3
Other	3	9	3	8
Total	27%	18%	27%	17%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	7%	0%
British pound	6	5	6	5
Japanese Yen	11	2	12	3
Other	3	8	3	8
Total	28%	16%	28%	16%

As of June 30, 2022 and December 31, 2021, we had $7.8 million and $8.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the six months ended June 30, 2022 the U.S. dollar has strengthened approximately 10% compared to the British pound and euro and over 15% compared to the Japanese Yen. Relative to foreign currency exposures existing at June 30, 2022, a 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2022, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $6.0 million, decreased expenses by $3.6 million and decreased operating income by $2.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2022.

Interest rate risk

We had cash and cash equivalents totaling $27.8 million at June 30, 2022. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended June 30, 2022. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

More recently, inflation rates, particularly in the U.S., have increased to levels not seen in several years and may continue to rise , which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Central banks worldwide, including the Federal Reserve in the U.S., have raised, and may again raise, interest rates in response to concerns over rising inflation rates. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other domestic and foreign government agencies, related to the COVID-19 pandemic and concerns over inflation risk.

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

BRIGHTCOVE INC.
(Registrant)

Date: August 2, 2022	By:
/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2022	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)