Form 10-Q
period 2022-09-30
BRIGHTCOVE INC
filed 2022-11-02
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 42,072,217 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$31,348	$45,739
Accounts receivable, net of allowance of $355 and $353 at September 30, 2022 and December 31, 2021, respectively	31,891	29,866
Prepaid expenses	8,976	7,792
Other current assets	10,338	10,833
Total current assets	82,553	94,230
Property and equipment, net	36,579	20,514
Operating lease right-of-use asset	19,387	24,891
Intangible assets, net	11,296	9,276
Goodwill	74,859	60,902
Other assets	6,564	6,655
Total assets	$231,238	$216,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,060	$11,039
Accrued expenses	23,730	20,925
Operating lease liability	4,028	2,600
Deferred revenue	65,067	62,057
Total current liabilities	105,885	96,621
Operating lease liability, net of current portion	21,073	22,801
Other liabilities	963	786
Total liabilities	$127,921	120,208
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,193,504 and 41,384,643 shares issued at September 30, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	311,283	298,793
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(2,478)	(662)
Accumulated deficit	(204,659)	(201,041)
Total stockholders’ equity	103,317	96,260
Total liabilities and stockholders’ equity	$231,238	$216,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$51,814	$49,226	$156,403	$148,667
Professional services and other revenue	2,130	2,937	5,367	9,785
Total revenue	53,944	52,163	161,770	158,452
Cost of revenue:
Cost of subscription and support revenue	18,247	16,406	52,172	46,840
Cost of professional services and other revenue	1,816	2,247	5,575	8,205
Total cost of revenue	20,063	18,653	57,747	55,045
Gross profit	33,881	33,510	104,023	103,407
Operating expenses:
Research and development	7,931	7,902	24,540	24,041
Sales and marketing	19,023	18,451	55,272	52,730
General and administrative	7,748	7,345	24,391	21,822
Merger-related	—	45	747	300
Other expense (benefit)	—	—	1,149	(1,965)
Total operating expenses	34,702	33,743	106,099	96,928
Loss (income) from operations	(821)	(233)	(2,076)	6,479
Other (expense) income, net	(668)	(319)	(1,880)	(937)
(Loss) income before income taxes	(1,489)	(552)	(3,956)	5,542
Provision (benefit) for income taxes	191	468	(338)	562
Net (loss) income	$(1,680)	$(1,020)	$(3,618)	$4,980
Net (loss) income per share—basic and diluted
Basic	$(0.04)	$(0.02)	$(0.09)	$0.12
Diluted	$(0.04)	$(0.02)	$(0.09)	$0.12
Weighted-average shares—basic and diluted
Basic	41,972	40,935	41,712	40,571
Diluted	41,972	40,935	41,712	42,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(1,680)	$(1,020)	$(3,618)	$4,980
Other comprehensive income:
Foreign currency translation adjustments	(716)	(238)	(1,816)	(412)
Comprehensive (loss) income	$(2,396)	$(1,258)	$(5,434)	$4,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	42,029,575	40,946,572	41,384,643	40,152,021
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	163,929	229,282	808,861	1,023,833
Balance, end of period	42,193,504	41,175,854	42,193,504	41,175,854
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$42	$41	$41	$41
Common stock issued upon acquisition	—	—	1	—
Balance, end of period	$42	$41	$42	$41
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$308,314	$292,775	$298,793	$287,059
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	(8)	194	91	825
Stock-based compensation expense	2,977	2,495	10,412	7,580
Common stock issued upon acquisition	—	—	1,987	—
Balance, end of period	$311,283	$295,464	$311,283	$295,464
Accumulated deficit
Balance, beginning of period	$(202,979)	$(200,438)	$(201,041)	$(206,438)
Net (loss) income	(1,680)	(1,020)	(3,618)	4,980
Balance, end of period	$(204,659)	$(201,458)	$(204,659)	$(201,458)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,762)	$(362)	$(662)	$(188)
Foreign currency translation adjustment	(716)	(238)	(1,816)	(412)
Balance, end of period	$(2,478)	$(600)	$(2,478)	$(600)
Total stockholders’ equity	$103,317	$92,576	$103,317	$92,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities
Net (loss) income	$(3,618)	$4,980
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,141	6,284
Stock-based compensation	9,969	7,234
Provision for reserves on accounts receivable	166	246
Changes in assets and liabilities:
Accounts receivable	(1,871)	710
Prepaid expenses and other current assets	(1,351)	(914)
Other assets	38	(1,273)
Accounts payable	863	79
Accrued expenses	(242)	(4,402)
Operating leases	5,202	(903)
Deferred revenue	3,452	2,707
Net cash provided by operating activities	19,749	14,748
Investing activities
Cash paid for acquisition, net of cash acquired	(13,215)	—
Purchases of property and equipment	(8,617)	(1,625)
Capitalized internal-use software costs	(9,678)	(4,657)
Net cash used in investing activities	(31,510)	(6,282)
Financing activities
Proceeds from exercise of stock options	142	2,200
Deferred acquisition payments	—	(475)
Other financing activities	(50)	(1,375)
Net cash provided by financing activities	92	350
Effect of exchange rate changes on cash and cash equivalents	(2,722)	(1,003)
Net (decrease) increase in cash and cash equivalents	(14,391)	7,813
Cash and cash equivalents at beginning of period	45,739	37,472
Cash and cash equivalents at end of period	$31,348	$45,285
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,548	$3,505
Cash received for lease inducement	$3,437	$—
Cash paid for income taxes	$527	$681

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2021	$353
Current provision for credit losses	166
Write-offs against allowance	(164)
Balance as of September 30, 2022	$355

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2021	$29,866	$2,375	$62,057	$114	$62,171
Balance at September 30, 2022	31,891	2,094	65,067	405	65,472

Revenue recognized for the three and nine months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $9.1 million and $57.2 million respectively. During the three and nine months ended September 30, 2022, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $11.4 million as of September 30, 2022 and $12.2 million as of December 31, 2021. Amortization expense recognized for the three and nine months ended September 30, 2022 related to costs to obtain a contract was $2.7 million and $7.7 million, respectively. Amortization expense recognized for the three and nine months ended September 30, 2021 related to costs to obtain a contract was $3.3 million and $9.6 million, respectively.

Transaction Price Allocated to Future Performance Obligations

As of September 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $144.1 million, of which approximately $113.8 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.

4. Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2022 consist of the following:

	September 30, 2022
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$31,307	$31,307
Money market funds	Demand	41	41
Total cash and cash equivalents		$31,348	$31,348

Cash and cash equivalents as of December 31, 2021 consist of the following:

	December 31, 2021
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$45,698	$45,698
Money market funds	Demand	41	41
Total cash and cash equivalents		$45,739	$45,739

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

The following table set forth the computations of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(1,680)	$(1,020)	$(3,618)	$4,980

Weighted average shares used in computing basic earnings per share	41,972	40,935	41,712	40,571

Effect of weighted average dilutive stock-based awards	-	-	-	1,667

Weighted average shares used in computing diluted earnings per share	41,972	40,935	41,712	42,237

Net (loss) income per share—basic and diluted
Basic	$(0.04)	$(0.02)	$(0.09)	$0.12
Diluted	$(0.04)	$(0.02)	$(0.09)	$0.12

The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2022	2021	2022	2021
Options outstanding	1,463	1,803	1,463	147
Restricted stock units outstanding	5,705	3,185	5,705	56

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

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Nine Months Ended September 30,
	2022	2021

Weighted-average fair value of options granted during the period	$—	$7.51
Risk-free interest rate	—	1.16%
Expected volatility	—	48%
Expected life (in years)	—	6.2
Expected dividend yield	—	—

As of September 30, 2022, there was $34.5 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.57 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$132	$157	$385	$501
Cost of professional services and other revenue	76	113	334	299
Research and development	378	408	2,035	1,261
Sales and marketing	1,015	583	2,857	2,082
General and administrative	1,245	1,072	4,109	3,091
Other expense (benefit)	-	—	249	0
	$2,846	$2,333	$9,969	$7,234

The following is a summary of the stock option activity during the nine months ended September 30, 2022.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	1,681,477	$9.59
Granted	—	—
Exercised	(22,650)	6.25		$37,545
Canceled	(196,291)	11.32
Outstanding at September 30, 2022	1,462,536	$9.39	5.06	$75,429
Exercisable at September 30, 2022	1,316,567	$9.08	4.73	$75,429

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2022 of $6.30 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the nine months ended September 30, 2022:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50
Granted	3,292,536	7.20	500,000	8.11	3,792,536	7.32
Vested and issued	(573,704)	11.91	—	—	(573,704)	11.91
Canceled	(1,107,609)	10.20	(343,176)	13.04	(1,450,785)	10.87
Unvested at September 30, 2022	4,526,943	$8.74	1,177,996	$9.22	5,704,939	$8.84

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of September 30, 2022 and December 31, 2021, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

During the nine months ended September 30, 2022, the Company recorded a benefit of $1.0 million in the U.S. for the release of a portion of the Company’s valuation allowance. This release of the valuation allowance is related to the acquisition of Wicket Labs, Inc. completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for the Company’s pre-existing deferred tax assets.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2022, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all applicable covenants under the Line of Credit as of September 30, 2022 and there were no borrowings outstanding as of September 30, 2022.

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
North America	$29,864	$29,420	$89,344	$89,204
Europe	8,847	9,689	28,080	28,159
Japan	4,842	6,185	17,180	19,263
Asia Pacific	10,312	6,746	26,808	21,421
Other	79	123	358	405
Total revenue	$53,944	$52,163	$161,770	$158,452

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $28.2 million and $27.6 million for the three months ended September 30, 2022 and 2021, respectively. Revenue from customers located in the United States was $84.1 million and $83.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Other than the United States and Korea, no other country contributed more than 10% of the Company's total revenue for the three months ended September 30, 2022. Other than the United States and Japan, no other country contributed more than 10% of the Company's total revenue during the three months ended September 30, 2021. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the nine months ended September 30, 2022 and 2021.

11. Business Combinations

Other Business Combinations

On February 1, 2022, the Company acquired 100% of the outstanding shares of Wicket Labs, Inc. (“Wicket Labs”) a provider of subscriber and content insights, in exchange for common stock of the Company and cash, (“Wicket Acquisition”). At the closing, the Company issued 212,507 unregistered shares of common stock of the Company valued at approximately $2.0 million and approximately $13.2 million in cash. Pursuant to the merger agreement, approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements. During the nine months ended September 30, 2022, the Company paid $0.1 million of cash consideration held back to the sellers for the satisfaction of certain representations and warranties.

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

During the three months ended September 30, 2022, the Company did not incur merger-related costs related to the Wicket Acquisition. During the nine months ended September 30, 2022, the Company incurred $0.7 million of merger-related costs related to the Wicket Acquisition.

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

The total purchase price for the Wicket Acquisition has been allocated as follows:

Cash	$53
Accounts receivable and other assets	782
Identifiable intangible assets	4,382
Goodwill	13,957
Deferred revenue	(1,033)
Deferred tax liabilities	(1,009)
Other liabilities	(95)
Total estimated purchase price	$17,037

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

	Amount	Useful Life (in years)
Developed technology	$4,200	6
Customer relationships	182	5
Total	$4,382

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

Balance as of January 1, 2022	$60,902
Wicket acquisition	13,957
Balance as of September 30, 2022	$74,859

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

As of September 30, 2022 and 2021 we had 703 and 693 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue increased from $158.5 in the nine months ended September 30, 2021 to $161.8 in the nine months ended September 30, 2022, due to an increase in subscription and support revenue. This increase was due to an increase in usage-based fees and in the average annual subscription revenue per premium customer during the nine months ended September 30, 2022 as compared to the prior period and an increase in usage-based fees during the three months ended September 30, 2022 as compared to the prior period.

Included in the consolidated net loss for the nine months ended September 30, 2022 was stock-based compensation expense and amortization of acquired intangible assets of $10.0 million and $2.4 million, respectively. Included in the consolidated net income for the nine months ended September 30, 2021 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $0.3 million, $7.2 million and $2.3 million, respectively.

For the three and nine months ended September 30, 2022 and 2021, our revenue derived from customers located outside North America was 44% and 45%, and 44% and 44%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Customers (at period end)
Premium	2,271	2,265
Volume	629	940
Total customers (at period end)	2,900	3,205
Net revenue retention rate	93.4%	97.1%
Recurring dollar retention rate	95.1%	88.0%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$96.3	$93.9
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$2.7	$4.6
Total backlog, excluding professional services engagements (in millions)	$144.1	$148.6
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$113.8	$115.0

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

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers increased in the nine months ended September 30, 2022 compared to the prior period due to this strategy, although some customers are deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2022 and beyond as we continue to focus on the market for our premium solutions.

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

Cost of revenue increased in absolute dollars from the first nine months of 2021 to the first nine months of 2022. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

During the nine months ended September 30, 2022, we recorded a non-recurring benefit of $1.0 million in the U.S. for the release of a portion of our valuation allowance. This release of the valuation allowance is related to the Wicket Acquisition completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for our pre-existing deferred tax assets.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2022 and 2021, we recorded $2.8 million and $2.3 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the nine months ended September 30, 2022, the U.S. dollar increased in value as compared to the foreign currencies in which we conduct business, and our foreign currency-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$51,814	$49,226	$156,403	$148,667
Professional services and other revenue	2,130	2,937	5,367	9,785
Total revenue	53,944	52,163	161,770	158,452
Cost of revenue:
Cost of subscription and support revenue	18,247	16,406	52,172	46,840
Cost of professional services and other revenue	1,816	2,247	5,575	8,205
Total cost of revenue	20,063	18,653	57,747	55,045
Gross profit	33,881	33,510	104,023	103,407
Operating expenses:
Research and development	7,931	7,902	24,540	24,041
Sales and marketing	19,023	18,451	55,272	52,730
General and administrative	7,748	7,345	24,391	21,822
Merger-related	—	45	747	300
Other expense (benefit)	—	—	1,149	(1,965)
Total operating expenses	34,702	33,743	106,099	96,928
(Loss) income from operations	(821)	(233)	(2,076)	6,479
Other (expense) income, net	(668)	(319)	(1,880)	(937)
(Loss) income before income taxes	(1,489)	(552)	(3,956)	5,542
Provision (benefit) for income taxes	191	468	(338)	562
Net (loss) income	$(1,680)	$(1,020)	$(3,618)	$4,980
Net (loss) income per share—basic and diluted
Basic	$(0.04)	$(0.02)	$(0.09)	$0.12
Diluted	$(0.04)	$(0.02)	$(0.09)	$0.12
Weighted-average shares—basic and diluted
Basic	41,972	40,935	41,712	40,571
Diluted	41,972	40,935	41,712	42,237

Overview of Results of Operations for the Three Months Ended September 30, 2022 and 2021

Total revenue increased by 3%, or $1.8 million, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an increase in subscription and support revenue of 5% or $2.6 million, primarily due to an increase in revenue from our premium offerings. The increase in revenue from our premium offerings was due to an increase in usage-based fees. Our revenue from premium offerings increased by $2.1 million, or 4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Professional services and other revenue decreased by 27% or $0.8 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

The U.S. dollar has strengthened against the Japanese Yen, British Pound and the Euro when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the three months ended September 30, 2022 would have been approximately $56.5 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $1.2 million, Euro of $584, and British Pound of $535. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit increased by $0.4 million, or 1%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $0.8 million in the three months ended September 30, 2022 compared to a loss of $0.2 million in the three months ended September 30, 2021. This is primarily due to an increase in operating expenses of $959, offset by an increase in gross profit of $371 in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Revenue

	Three Months Ended September 30,
	2022		2021		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$53,562	99%	$51,466	99%	$2,096	4%
Volume	382	1	697	1	(315)	(45)
Total	$53,944	100%	$52,163	100%	$1,781	3%

During the three months ended September 30, 2022, revenue increased by $1.8 million, or 3%, compared to the three months ended September 30, 2021, primarily due to an increase in revenue from our premium offerings. The increase in premium revenue of $2.1 million, or 4%, is the result of an increase in usage-based fees. In the three months ended September 30, 2022, volume revenue decreased by $315, or 45%, compared to the three months ended September 30, 2021, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2022		2021		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$51,814	96%	$49,226	94%	$2,588	5%
Professional services and other	2,130	4	2,937	600%	(807)	(27)
Total	$53,944	100%	$52,163	100%	$1,781	3%

During the three months ended September 30, 2022, subscription and support revenue increased compared to the three months ended September 30, 2021. Professional services and other revenue decreased by $0.8 million, or 27%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2022		2021		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$29,864	56%	$29,420	56%	$444	2%
Europe	8,847	16	9,689	19	(842)	(9)
Japan	4,842	9	6,185	12	(1,343)	(22)
Asia Pacific	10,312	19	6,746	13	3,566	53
Other	79	—	123	—	(44)	(36)
International subtotal	24,080	44	22,743	44	1,337	6
Total	$53,944	100%	$52,163	100%	$1,781	3%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended September 30, 2022, total revenue for North America increased by $444, or 2%, compared to the three months ended September 30, 2021. In the three months ended September 30, 2022, total revenue outside of North America increased by $1.3 million, or 6%, compared to the three months ended September 30, 2021. The increase in revenue from international regions is primarily related to an increase in usage-based revenue in Asia Pacific. These increases were offset by a decrease of $1.3 million, or 22%, in total revenue for Japan due to changes in foreign currency exchange rates between the U.S. dollar and the Japanese Yen in the three months ended September 30, 2022.

Cost of Revenue

	Three Months Ended September 30,
	2022		2021		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$18,247	35%	$16,406	33%	$1,841	11%
Professional services and other	1,816	85	2,247	77	(431)	(19)
Total	$20,063	37%	$18,653	36%	$1,410	8%

In the three months ended September 30, 2022, cost of subscription and support revenue increased by $ 1.8 million, or 11%, compared to the three months ended September 30, 2021. The increase resulted primarily from an increase in content delivery network and network hosting services expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. In the three months ended September 30, 2022, cost of professional services and other revenue decreased by $0.4 million, or 19%, compared to the three months ended September 30, 2021. This decrease corresponds to the 27% decrease professional services and other revenue in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Gross Profit

	Three Months Ended September 30,
	2022		2021		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$33,567	65%	$32,820	67%	$747	2%
Professional services and other	314	15	690	23	(376)	(54)%
Total	$33,881	63%	$33,510	64%	$371	1%

The overall gross profit percentage was 63% for the three months ended September 30, 2022 compared to 64% for the three months ended September 30, 2021. The decrease in gross profit percentage was primarily due to the aforementioned increase in content delivery network and network hosting services expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Subscription and support gross profit increased $0.7 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in gross profit dollars for subscription and support revenue was due to the 5% increase in subscription and support revenue. Professional services and other gross profit decreased $376, or 54%. The decrease in gross profit dollars for professional services and other revenue was due to the 27% decrease in professional services and other revenue.

Operating Expenses

	Three Months Ended September 30,
	2022		2021		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$7,931	15%	$7,902	15%	$29	0%
Sales and marketing	19,023	35	18,451	35	572	3
General and administrative	7,748	14	7,345	14	403	5
Merger-related	—	—	45	—	(45)	(100)
Other expense (benefit)	—	—	—	—	—	NM
Total	$34,702	64%	$33,743	65%	$959	3%

Research and Development. In the three months ended September 30, 2022, research and development did not materially change compared to the three months ended September 30, 2021. We expect our research and development expense as a percentage of revenue to remain relatively unchanged.

Sales and Marketing. In the three months ended September 30, 2022, sales and marketing expense increased by $572, or 3%, compared to the three months ended September 30, 2021, primarily due to an increase in employee-related expenses of $696. This increase was offset by various other expenses that, in aggregate, decreased by approximately $124. We expect that our sales and marketing expense will increase in absolute dollars for the remainder of 2022 as compared to the prior period as we will continue to invest in these activities to support revenue growth.

General and Administrative. In the three months ended September 30, 2022, general and administrative expense increased by $403, or 5%, compared to the three months ended September 30, 2021, primarily due to increases in consultants and temporary help, stock-based compensation, and bad debt expenses of $123, $174, and $127, respectively. These increases were offset by various other expenses that, in aggregate, decreased by approximately $22. In future periods, we expect general and administrative expense to remain relatively unchanged.

Merger-Related. In the three months ended September 30, 2022, merger-related expense remained relatively unchanged compared to the three months ended September 30, 2021.

Provision (benefit) for Income taxes. In the three months ended September 30, 2022, provision (benefit) for income taxes expense remained relatively unchanged compared to the three months ended September 30, 2021.

Overview of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Total revenue increased by 2%, or $3.3 million, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to an increase in subscription and support revenue of 5%, or $7.7 million, primarily due to an increase in revenue from our premium offerings during the three months ended September 30, 2022 as described in the results of operations for that period. Our revenue from premium offerings grew by $4.2 million, or 3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Professional services and other revenue decreased by 45%, or $4.4 million, compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

The U.S. dollar has strengthened against the Japanese Yen and the Euro when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the nine months ended September 30, 2022 would have been approximately $167.2 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $2.6 million and Euro of $1.6 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit increased remained relatively unchanged in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $2.1 million in the nine months ended September 30, 2022 compared to income from operations of $6.5 million in the nine months ended September 30, 2021. This is primarily due to an increase in operating expenses of $8.2 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in operating expenses includes the recognition of Other expense of $1.1 million in the nine months ended September 30, 2022, compared to a $2.0 million Other benefit recognized in the nine months ended September 30, 2021.

Revenue

	Nine Months Ended September 30,
	2022		2021		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$160,333	99%	$156,182	99%	$4,151	3%
Volume	1,437	1	2,270	1	(833)	(37)
Total	$161,770	100%	$158,452	100%	$3,318	2%

During the nine months ended September 30, 2022, revenue increased by $3.3 million, or 2%, compared to the nine months ended September 30, 2021, primarily due to an increase in revenue from our premium offerings, which consists of subscription and support revenue as well as professional services. The increase in premium revenue of $4.2 million, or 3%, is due to an increase in usage-based revenue and, to a lesser extent, a 3% increase in average annual subscription revenue per premium customer during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase in average annual subscription revenue per premium customer is primarily due to premium customers ordering more of our products.

During the nine months ended September 30, 2022, volume revenue decreased by $833 or 37%, compared to the nine months ended September 30, 2021, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2022		2021		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$156,403	97%	$148,667	94%	$7,736	5%
Professional services and other	5,367	3	9,785	6	(4,418)	(45)
Total	$161,770	100%	$158,452	100%	$3,318	2%

During the nine months ended September 30, 2022, subscription and support revenue increased by $7.7 million, or 5%, compared to the nine months ended September 30, 2021. The increase was related to a 3% increase in average annual subscription revenue per premium customer and an increase in usage-based fees.

In addition, professional services and other revenue decreased by $4.4 million, or 45%, compared to the corresponding period in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2022		2021		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$89,344	55%	$89,204	56%	$140	0%
Europe	28,080	17	28,159	18	(79)	0
Japan	17,180	11	19,263	12	(2,083)	(11)
Asia Pacific	26,808	17	21,421	14	5,387	25
Other	358	—	405	—	(47)	(12)
International subtotal	72,426	45	69,248	44	3,178	5
Total	$161,770	100%	$158,452	100%	$3,318	2%

During the nine months ended September 30, 2022, total revenue for North America remained relatively unchanged compared to the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, total revenue outside of North America increased $3.2 million, or 5%, compared to the nine months ended September 30, 2021. The increase in revenue from international regions is primarily related to an increase in usage-based revenue in Asia Pacific. These increases were offset by a decrease of $2.1 million, or 11%, in total revenue for

Japan due to changes in foreign currency exchange rates between the U.S. dollar and the Japanese Yen in the nine months ended September 30, 2022.

Cost of Revenue

	Nine Months Ended September 30,
	2022		2021		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$52,172	33%	$46,840	32%	$5,332	11%
Professional services and other	5,575	104	8,205	84	(2,630)	(32)
Total	$57,747	36%	$55,045	35%	$2,702	5%

In the nine months ended September 30, 2022, cost of subscription and support revenue increased $5.3 million, or 11%, compared to the nine months ended September 30, 2021. The increase resulted primarily from an increase in content delivery network, network hosting services, third-party software integration, and amortization of capitalized internal-use software expenses of $2.1 million, $2.6 million, $1.2 million, and $267, respectively. These increases were offset by a decrease in partner commissions of $1.3 million. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $300.

In the nine months ended September 30, 2022, cost of professional services and other revenue decreased $2.6 million, or 32%, compared to the nine months ended September 30, 2021. This decrease corresponds to a decrease in professional services and other revenue of $4.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Gross Profit

	Nine Months Ended September 30,
	2022		2021		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$104,231	67%	$101,827	68%	$2,404	2%
Professional services and other	(208)	(4)	1,580	16	(1,788)	(113)
Total	$104,023	64%	$103,407	65%	$616	1%

The overall gross profit percentage was 64% and 65% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit percentage was due to the aforementioned increases in content delivery network, network hosting services, third-party software integration, and amortization of capitalized internal-use software expenses. Subscription and support gross profit increased $2.4 million, or 2%, compared to the nine months ended September 30, 2021. Professional services and other gross profit decreased by $1.8 million, or 113%, compared to the nine months ended September 30, 2021. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2022		2021		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$24,540	15%	$24,041	15%	$499	2%
Sales and marketing	55,272	34	52,730	33	2,542	5
General and administrative	24,391	15	21,822	14	2,569	12
Merger-related	747	0	300	—	447	149
Other expense (benefit)	1,149	1	(1,965)	(1)	3,114	(158)

Research and Development. In the nine months ended September 30, 2022, research and development expense increased by $499 , or 2%, compared to the nine months ended September 30, 2021 primarily due to an increase in rent, amortization, and computer maintenance and support of $235, $181, and $121, respectively. These increases were offset by various other expenses that, in aggregate, decreased by approximately $38.

Sales and Marketing. In the nine months ended September 30, 2022, sales and marketing expense increased by $2.5 million, or 5%, compared to the nine months ended September 30, 2021 primarily due to an increase in employee-related expenses, rent, and stock based compensation expenses of $3.0 million, $544, and $775, respectively. These increases were offset by a decrease in commissions of $2.0 million. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $194.

General and Administrative. In the nine months ended September 30, 2022, general and administrative increased by $2.6 million or 12%, compared to the nine months ended September 30, 2021 primarily due to increases in employee-related, stock-based compensation, contractor, and recruiting and relocation expenses of $1.0 million, $1.0 million, $306, and $227, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $8.

Merger-Related. In the nine months ended September 30, 2022, merger-related expenses increased $447.0 due to costs incurred in connection with the Wicket Acquisition in 2022.

Other expense (benefit). On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total expense of $1.1 million also reflects $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, $0.7 million remains unpaid as of September 30, 2022 and is reflected in Accrued Expenses on the Company’s Condensed Consolidated Balance Sheets.

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

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2022 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At September 30, 2022 and December 31, 2021, we had $11.7 million and $13.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. On February 1, 2022, we acquired 100% of the outstanding shares of Wicket Labs, in exchange for 212,507 unregistered shares of our common stock valued at approximately $2 million and approximately $13.2 million in cash. Approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the Sellers’ representations and warranties, covenants and agreements. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2022	2021
	(in thousands)
Cash flows provided by operating activities	$19,749	$14,748
Cash flows used in investing activities	$(31,510)	$(6,282)
Cash flows provided by financing activities	$92	$350

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

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2022 was $19.7 million. The cash provided by operating activities primarily resulted from net non-cash charges of $17.2 million and net changes in our operating assets and liabilities of $6.1 million, and a net loss of $3.6 million. Net non-cash expenses mainly consisted of $7.1 million for depreciation and amortization and $10.0 million for stock-based compensation. Cash inflows resulting from changes in our operating assets and liabilities consisted primarily of an increase in operating leases, deferred revenue, and accounts payable of $5.2 million, $3.4 million, and $863, respectively, offset by increases in accounts receivable of $1.9 million and prepaid expenses and other current assets of $1.4 million. In summary, cash provided by operating activities has increased when compared to the prior period due increases in working capital.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2022 was $31.5 million, consisting primarily of $13.2 million for cash paid for the acquisition of Wicket Labs, $9.7 million for the capitalization of internal-use software costs and $8.6 million in capital expenditures, the majority of which was related to leasehold improvements for our new headquarters.

Cash flows provided by financing activities.

Cash provided by financing activities for the nine months ended September 30, 2022 was $92, consisting primarily of proceeds from the exercise of stock options.

Credit facility.

On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of September 30, 2022. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2022.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2022 and December 31, 2021.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2022	2021
Revenues generated in locations outside the United States	48%	47%
Revenues in currencies other than the United States dollar (1)	23%	29%
Expenses in currencies other than the United States dollar (1)	17%	18%

	Nine Months Ended September 30,
	2022	2021
Revenues generated in locations outside the United States	48%	47%
Revenues in currencies other than the United States dollar (1)	28%	29%
Expenses in currencies other than the United States dollar (1)	16%	17%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Revenues	Expenses	Revenues	Expenses
Euro	6%	2%	8%	2%
British pound	6	5	6	5
Japanese Yen	9	2	12	3
Other	2	8	3	8
Total	23%	17%	29%	18%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Revenues	Expenses	Revenues	Expenses
Euro	8%	1%	8%	1%
British pound	6	5	6	5
Japanese Yen	11	2	12	3
Other	3	8	3	8
Total	28%	16%	29%	17%

As of September 30, 2022 and December 31, 2021, we had $5.5 million and $8.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the nine months ended September 30, 2022 the U.S. dollar has strengthened approximately 15% compared to the British pound and euro and over 20% compared to the Japanese Yen. Relative to foreign currency exposures existing at September 30, 2022, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2022, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $8.5 million, decreased expenses by $5.4 million and decreased operating income by $3.1 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2022.

Interest rate risk

We had cash and cash equivalents totaling $31.3 million at September 30, 2022. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended September 30, 2022. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

More recently, inflation rates, particularly in the U.S., have increased to levels not seen in several years and may continue to rise, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Central banks worldwide, including the Federal Reserve in the U.S., have raised, and may again raise, interest rates in response to concerns over rising inflation rates. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other domestic and foreign government agencies, related to the COVID-19 pandemic and concerns over inflation risk.

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

BRIGHTCOVE INC.
(Registrant)

Date: November 2, 2022	By:
/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2022	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)