Form 10-K
period 2022-12-31
BRIGHTCOVE INC
filed 2023-02-23
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35429

BRIGHTCOVE INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

281 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(888) 882-1880

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	BCOV	The NASDAQ Global Market

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

Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2022, was $261,780,929.

As of February 20, 2023, there were 42,327,319 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
The actual market for our products and solutions could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
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
•
We use cloud computing services facilities to deliver our services, and disruption of service at these facilities could harm our business.

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

PART I

Item 1. Business

Overview

Brightcove Inc., or Brightcove®, is a leading global provider of cloud-based streaming services with a mission to be the most trusted streaming technology company in the world. With our Emmy®-winning technology and award-winning services, we help our customers realize the potential of video to address business-critical challenges. Customers rely on our suite of products, services, and expertise to reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

Brightcove was incorporated in Delaware in August 2004 and our corporate headquarters are in Boston, Massachusetts. As of December 31, 2022, we had 2,845 customers in over 60 countries, including many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands, faith-based institutions, retail and e-commerce platforms, and hi-tech organizations, as well as governments, educational institutions and non-profit organizations.

We sell six core video products that help our customers use video to further their businesses in meaningful ways:

(1) Brightcove Video Cloud™, or Video Cloud, our flagship product and the world’s leading online video streaming platform, enables our customers to quickly and easily distribute high-quality video to Internet-connected devices;

(2) Brightcove Live™, our industry-leading solution for live streaming, delivers high-quality viewer experiences at scale;

(3) Brightcove Beacon®, a purpose-built application that enables companies to launch premium over-the-top, or OTT, video experiences quickly and cost effectively, across devices and with the flexibility of multiple monetization models;

(4) Brightcove Player™, an exceptionally fast, cloud-based technology for creating and managing video experiences;

(5) Zencoder®, a powerful, cloud-based video encoding technology; and

(6) Brightcove Audience Insights™, a business intelligence platform designed to provide our customers actionable intelligence on their viewers and subscribers with various out-of-the-box reports.

Customers can complement their use of our core video products with modular technologies that provide enhanced capabilities such as:

(1) innovative ad insertion and video stitching through Brightcove SSAI™;

(2) improving their ad monetization strategies to earn more revenue through the use of the Brightcove Ad Network™;

(3) efficiently manage their video presence across social networks, including Facebook®, Twitter®, YouTube®, and LinkedIn®, through the use of Brightcove Social™;

(4) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign™;

(5) the ability to create branded video experiences by accessing templates with built-in best practices through Brightcove Gallery™; and

(6) providing tools that enable our customers to make their video experiences interactive for their viewers with interaction options through Brightcove Interactivity™.

We have also brought to market several video solutions, which are suites of video technologies that address specific customer use-cases and needs, including:

(1) Brightcove Marketing Studio™, which includes Brightcove Video Marketing Suite™, or Video Marketing Suite, and enables marketers to use video to drive brand awareness, engagement and conversion;

(2) Brightcove Communications Studio™, which includes Brightcove Enterprise Video Suite™, or Enterprise Video Suite, and provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos;

(3) Brightcove CorpTV™ which offers companies a new way to deliver marketing and communication videos, product announcements, training programs, and other live and on-demand content through an immersive customer-branded experience; and

(4) Brightcove Virtual Events™ which helps brands transform events into bespoke virtual experiences.

We primarily generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue has remained relatively steady from $211.1 million in the year ended December 31, 2021 to $211.0 million in the year ended December 31, 2022. As of December 31, 2022, we had 2,845 customers, of which 2,235 used our premium offerings and 610 used our volume offerings. Substantially all of our revenue has historically been attributable to our Video Cloud product, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. In addition to being offered on a stand-alone basis, Video Cloud is also a core component of Brightcove Marketing Studio, Brightcove Communications Studio, Brightcove Beacon, Brightcove Virtual Events, and Brightcove CorpTV.

Our Solutions

Our solutions provide our customers with the following key benefits:

•
Comprehensive, modular and scalable solutions. Our core products and solutions meet a range of video publishing and distribution needs, and can be integrated with modular technology to create customized video workflows. We offer end-to-end solutions of video technologies built for media companies and marketers, as well as modular solutions that customers can license on a stand-alone basis and integrate into their existing video workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer base and end user base expands.
•
Easy to use and low total cost of ownership. We designed our products to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.
•
Open platforms and extensive ecosystem. Our open platform enables developers to easily access our public-facing APIs and build and manage integrations with our products. The Brightcove Marketplace™, which launched in 2021, is a venue for our customers to discover and connect with our technology partners who specialize in areas such as content creation, fanbase engagement, and monetization of video assets. The Brightcove Marketplace features several dozen integrations, from leading technologies like Google, Wordpress, Oracle and Adobe, to niche emerging technologies. Our global ecosystem of partners also includes companies like Amazon, Akamai, and Fastly, among others.
•
Help customers achieve business objectives. Our customers use our products to achieve critical business objectives such as monetizing content, increasing conversion rates for transactions, engaging audiences, increasing brand awareness and expanding their audiences, driving site traffic, increasing viewer engagement on their sites, internal communications, employee training and customer support. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own ad revenue. We also take a consultative approach to meet our customers' unique business needs. Our business interests align with our customers' interests, as we each benefit from the success of our customers' online video strategy.
•
Ongoing customer-driven development. Through our sales engineers, customer success and support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base for incorporation into ongoing enhancements to our solutions. We regularly provide our customers with enhancements to our products. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Our Business Strengths

We believe that the following business strengths differentiate us from our competitors and are key to our success:

•
We are the recognized online video platform market leader. In 2022, our customers used Video Cloud to deliver over 45 billion streams, or an average of approximately 3.77 billion streams per month, which we believe is more video streams per month than any other professional solution. We have over 100 industry-leading patents and were recognized with two Emmy® Awards for excellence and creativity in technology and engineering for our encoding and transcoding technology in January 2021. We have also been recognized and received numerous awards for our market leadership from industry analysts and associations such as Frost & Sullivan, Gartner, and the Technology & Services Industry Association for Support Staff Excellence. Most recently, we were recognized by Aragon Research Globe in January 2022 for being a leader in enterprise video, and in April 2022, PLAYTV by Brightcove was named a 2022 Webby Honoree in the Apps and Software category for Best OTT Service. The Brightcove platform was used to stream and enable many events worldwide, including several high-profile virtual events throughout 2022, such as the 2022 South by Southwest® Conference and Festival and the Melbourne Symphony Orchestra’s 2022 season.
•
We have established a global presence. We have established a global presence with operations in the United States, Canada, Europe, Japan, Korea, Asia Pacific, India and Mexico. We built our solutions to be localized into almost any language and we offer 24/7 customer support worldwide. As of December 31, 2022, organizations throughout the world used Video Cloud to reach viewers in approximately 247 countries and territories.
•
We have high visibility and predictability in our business. We generally sell our subscription and support services through monthly or annual contracts and recognize revenue ratably over the committed term. The majority of our revenue comes from annual contracts. Our existing contracts provide us with visibility into revenue that has not yet been recognized. We have also achieved an overall recurring dollar retention rate of at least 84% in each of the last four fiscal quarters, including 91%, 84%, 95% and 87% for the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively. Our business model and customer loyalty provide greater levels of recurring revenue and predictability compared to traditional, perpetual-license business models.
•
We have customers of all sizes across multiple industries. We offer different editions of our products tailored to meet the needs of organizations of various sizes and across industries. Our offerings range from entry-level editions to enterprise-level editions used by multiple departments in a single organization.
•
Our management team has experience building and scaling software companies. Our senior leadership team has experience building and scaling streaming business and software companies. Members of our senior leadership team have held senior product, business and technology roles at companies such as AMC Networks, CBS Interactive, Fidelity Investments, Comcast NBCUniversal, Oracle, Progress Software, Starz, Tableau, TelevisaUnivision, and WarnerMedia.

Our Customers

As of December 31, 2022, we had 2,845 customers in over 60 countries and territories. We provide our solutions to many of the world’s leading media companies, broadcasters, publishers, sports and entertainment companies, fashion and hospitality brands and corporations, faith-based institutions, retail and e-commerce platforms, and hi-tech organizations, as well as governments, educational institutions and non-profit organizations. We believe our solutions can benefit any organization with digital video content.

Our Products and Services

We create technology that helps our customers use video to further their businesses in meaningful ways. To that end, we sell six core video products: Brightcove Video Cloud, Brightcove Live, Brightcove Beacon, the Brightcove Player, Zencoder, and Brightcove Audience Insights. Several of our core products can be enhanced with modular technologies that target a specific business need. We have also brought to market several video solutions, which are technology packages that address particular customer use-cases.

Core Video Products

1.
Brightcove Video Cloud

Brightcove Video Cloud is the world’s leading online video streaming platform. It enables our customers to publish and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the ability to:

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
•
expand audience reach by leveraging the social network of their viewers, including sharing complete videos or video clips through Facebook, YouTube, Twitter, LinkedIn, Hootsuite, and other social destinations;
•
grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations;
•
optimize and support online video publishing and distribution strategy through video analytics;
•
customize, extend and integrate with our platform through APIs and SDKs for iOS, tvOS, Android and AndroidTV and
•
securely stream corporate live and on-demand video communications to employees' devices using the Brightcove EngageTM platform.
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

3.
Brightcove Beacon

Brightcove Beacon is a purpose-built app that enables our customers to launch premium OTT video experiences quickly and cost effectively across mobile, web, smart TVs and connected TVs, with the flexibility of multiple monetization models. It allows customers to curate and deliver content to their audience segments, automate the curation of playlists and carousels, securely store and deliver content with DRM protection, automate content availability windows and configure VOD and live content offerings for any demographic changes that occur throughout the day or week. Customers can also manage viewers with a frictionless viewer registration experience, and offer viewer profiles to maintain watch history and preferences and manage stream concurrency and account sharing. Through Brightcove Beacon, customers can also gather insights on viewer behavior to inform their decisions about programming, layout and monetization.

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

6.
Brightcove Audience Insights

Brightcove Audience Insights is a business intelligence platform specifically designed for video businesses. With Brightcove Audience Insights our customers have a unified view into their viewers and subscribers with various out-of-the-box reporting and insights to better understand their viewers' and subscribers' engagement. Brightcove Audience Insights makes it easy for our customers to take action on their video data by using audience segment functionality to improve acquisition, service engagement, and reduce churn.

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

2.
Brightcove Ad Network

The Brightcove Ad Network is our end-to-end ad monetization service for media companies who want to increase their ad revenue. Our solution supports live and VOD monetizations through strategic integrations, leading industry expertise, and provides customers with unique insights into performance of ads served through our platform.

3.
Brightcove Social

Brightcove Social is a tool for managing video presence across social networks from a single interface. With Brightcove Social, customers can clip and publish videos from Video Cloud to the native playback environments of Facebook, YouTube, Twitter, LinkedIn, and Hootsuite, as well as their own websites, and track video performance across these destinations from a single location.

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

4.
Brightcove Interactivity

Brightcove Interactivity™ provides a set of tools on or alongside a video that provide our customers' viewers with interaction options beyond those available on traditional linear video.

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

Video Solutions

1.
Brightcove Marketing Studio

Brightcove Marketing Studio, which includes our Video Marketing Suite, is a comprehensive solution designed to address the needs of marketers to drive awareness, engagement and conversion. Brightcove Marketing Studio is a bundled offering of Video Cloud, Brightcove Gallery, and Brightcove Social. It delivers functionality such as improved SEO, visibility and tracking of key prospects and customers, analytics, customized interactive video, video portals and landing pages. With Brightcove

Marketing Studio, we make it easy for marketing teams to access, implement, and measure video content across programs, using initiative workspaces tailored to each marketing function.

2.
Brightcove Communications Studio

Brightcove Communications Studio, which includes our Enterprise Video Suite, is an enterprise-class platform that is designed to reduce the cost and complexity traditionally involved with internal video communications. The platform enables organizations to stream live internal town halls, train sales teams, ramp new employees, and build customized video portals. Brightcove Communications Studio is a bundled offering of Video Cloud, Gallery, and Brightcove Live. It offers security features like IP restriction, URL tokenization, and single sign on, as well as analytics on user-level video engagement.

3.
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

4.
Brightcove Virtual Events

Brightcove Virtual Events provides a platform for customers to create bespoke, immersive live and always-on virtual experiences. We help customers create fully-branded experiences by integrating video into a customer’s existing website or mobile app, and offer our proven technology and support to deliver high-quality, scalable experiences. We partner with leading event management services to provide customers the full suite of services needed for hosting virtual events. With Brightcove Virtual Events, customers seamlessly manage attendees, engage audiences with live keynotes and video-on-demand breakout sessions, display sponsor ads, access viewer analytics, secure their content, and rely on dedicated live technical and onboarding support.

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

Sales and Marketing

We sell our products primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe, Asia Pacific, and Japan. In the Middle East, we generate sales primarily through partner channels. We further organize our go-to-market approach by focusing our sales and marketing teams on selling to organizations in a wide range of industries: Enterprise organizations who use video to sell their products and services and/or engage with their employees and other stakeholders, and Media organizations who use our platform and solutions to monetize their content.

We also generate sales through a comprehensive channel partner program that includes: referral partners, solution partners, managed service providers, and resellers. Our ability to grow and maintain a global, diverse set of quality channel partners extends our market reach, which allows us to meet the specific nuances of local markets around the world, and reduces our overall cost of sales.

Additionally, we sell some of our Zencoder products through our website.

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

We have integrated Brightcove Marketing Studio into our other marketing technology solutions for campaign, website and social media purposes. In particular we use our own technology to host our ‘always-on-channel’ PLAY TV where we distribute video content to our customers, prospects and partners and regularly release new episodes.

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

We entered into our initial agreement with Akamai in July 2010. It enables us to use Akamai CDN services for our own benefit and to resell Akamai CDN services to our customers. The current expiration date of the agreement is April 30, 2024.

We entered into our initial agreement with Fastly in May 2020. It enables us to use Fastly CDN services for our own benefit and to resell Fastly CDN services to our customers. The current expiration date of the agreement is May 31, 2024.

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

We use AWS to provide cloud-based computing, storage and CDN services to our customers. We entered into our initial agreement with AWS on May 17, 2012. The current expiration date of our agreement with AWS is June 30, 2025. Our agreement with AWS provides that, upon termination, AWS will continue to store our content for 30 days and will, upon mutual agreement, provide additional post-termination assistance.

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

In the United States, we have 54 issued and/or allowed patents and 6 patent applications pending. Internationally, we have 52 issued and/or allowed patents and we are currently pursuing 23 patent applications, including one patent application undergoing examination at the European Patent Office. We currently have patent applications pending in the United States, Canada, Australia, United Kingdom, Europe, Hong Kong, India, and Japan, and we may seek coverage in additional jurisdictions to the extent we determine such coverage is appropriate and cost-effective. Our issued patents cover a variety of technical domains relevant to our business, including aspects of publishing and distributing digital media online, cloud-based stream delivery and ad insertion.

Our registered trademarks in the United States include “BRIGHTCOVE”, “ZENCODER”, and our logo. Some of our trademarks are also registered in certain non-U.S. jurisdictions, including the United Kingdom, Japan and Canada. We may apply for registrations of other marks, and of these marks in additional jurisdictions, to the extent we determine such coverage is appropriate and cost-effective.

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

Research and Development

We have focused our research and development efforts on maintaining a leading video streaming platform that is reliable, scalable, and open; cultivating an intelligent video cloud powered by artificial intelligence and machine learning; and leveraging our video and audience insights to provide value to our customers in the form of tangible solutions. We have expanded, and will continue to expand the functionality, scalability, and security of our products and enhance their ease of use, and we continue to invest in creating new product offerings. We continue to expand on providing business intelligence regarding our customers' content by focusing on data strategies and insights, while also improving the processing and transcoding of media, and the efficient delivery of media to our customers' viewers. We expect research and development expenses to increase in absolute dollars as we intend to continue to lead in the development of new technologies, regularly release new features and functionality, expand our product offerings and upgrade and extend our service offerings. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.

Human Capital Resources

Brightcove employees are a team of smart, passionate people who are revolutionizing the way organizations deliver video experiences. As of December 31, 2022, we had 725 employees, of which 332 were located in the United States and 393 were located outside of the United States. None of our United States employees are represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We have a high degree of employee engagement, as demonstrated through participation in employee surveys, and we consider our relationship with our employees to be good.

We have built a culture around three core values, all of which guide us in delivering at the highest level on behalf of our customers: Execution, Innovation, and One Team. We recognize that maintaining our culture and realizing these values depends on our ability to attract, develop, and retain talent. To that end, we offer high quality benefits, including work-from-home flexibility and wellness initiatives, which take into account the diversity of our employees’ lifestyles and needs. Our leadership speaks with transparency at regular all-employee town hall meetings, and we create opportunities for employee feedback, including through engagement surveys and our Employee Action Committee. Leveraging the power of our own video products, we host company-wide virtual events, provide a comprehensive library of training videos to all employees, as well as targeted training to our leadership team.

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

We are steadfastly focused on the safety and wellbeing of our employees and their families around the world. Since the COVID-19 pandemic, we have added flexibility to operate with a hybrid-remote workforce, permitting access to our offices in accordance with local requirements, while providing a stipend for employees to create workplaces at home, and resources for coping with the challenges brought on by the pandemic and its aftermath. We prioritize regular communication with our employees in order to maintain a strong sense of community within the organization.

Government Regulations

Information about segment and geographic revenue is set forth in Note 15 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

We process a limited amount of personal information from our customers and those who view the videos they share using our video platform. As a result, we are subject to laws and regulations governing privacy and data security in the U.S. and worldwide, such as Section 5 of the Federal Trade Commission Act, the EU’s General Data Protection Law (EU GDPR), the UK General Data Protection Law (UK GDPR), the California Consumer Privacy Act (CCPA), as amended, and the Virginia Consumer Data Protection Act (VCDPA).

Available Information

Our principal executive offices are located at 281 Summer Street, Boston, Massachusetts, 02210. Our telephone number is (888) 882-1880. Our website address is www.brightcove.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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

We have historically incurred significant losses in fiscal years from 2004 through 2020, and in fiscal year 2022. Though we have not experienced a consolidated net loss for the year ended December 31, 2021, we experienced a consolidated net loss of $5.8 million for the year ended December 31, 2020 and a consolidated net loss of $9.0 million for the year ended December 31, 2022. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating income may potentially decrease in the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will sustain profitability in the future. If we are ultimately unable to continue generating sufficient revenue to meet our financial targets, remain profitable and have sustainable positive cash flows, investors could lose their investment.

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

The actual market for our products and solutions could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

While we expect strong growth in the markets for our products and solutions, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity. If the customer demand for our services or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

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

Our operating results may fluctuate from quarter to quarter, which could make them difficult to our operating results predict.

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
•
the rates at which our customers renew and the pricing tier at which they renew;
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
•
macroeconomic trends, and impacts on the national and global economies due to natural disasters, acts of terrorism, social upheaval, governmental instability, or public health emergencies, such as the COVID-19 pandemic;
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

We currently maintain offices and have sales personnel in Australia, France, India, Japan, Malaysia, Singapore, South Korea, Spain, Mexico, Philippines, Portugal, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

On January 31, 2020, the U.K. formally left the European Union, or EU, (commonly known as “Brexit”), however there was an initial transition period until December 31, 2020 during which EU rules and legislation continued to apply. Since then, the U.K. and the EU have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA provides details on how some aspects of the U.K. and EU’s relationship will operate going forward (including certain aspects of trade and other strategic and political issues), however there are still many uncertainties. The uncertainties concerning the U.K.’s legal, political and economic relationship with the EU following Brexit may continue to be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise.

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

The effects of a pandemic, epidemic, outbreak of an infectious disease or public health crises, such as the ongoing COVID-19 pandemic, may materially affect how we and our customers are operating our businesses, and the duration and extent of such health epidemic may impact our future results of operations and overall financial performance.

Our business could be adversely affected by health crises in regions where we operate or otherwise do business. For example, the policies and regulations implemented in response to the outbreak of the novel coronavirus disease, or COVID-19, most of which have been lifted, have had a significant impact, both directly and indirectly, on businesses and commerce. For example, although restrictions have generally been lifted, additional indirect effects such as supply shortages continue to impact segments of the global economy. Other global health concerns could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

As recently seen in our industry, the conditions caused by the COVID-19 pandemic and its aftermath as well as macroeconomic conditions have caused and may in the future affect the rate of spending on software products and the demand for video to support virtual events. This could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, increase customer attrition rates, or attend our events, all of which could adversely affect our future sales, operating results and overall financial performance.

Our operations in the past have been negatively affected by a range of external factors related to the effects of the COVID-19 pandemic that are not within our control. The ultimate extent of the impact of the pandemic, including as a result of possible subsequent outbreaks of COVID-19 or of new variants thereof and measures taken in response will depend on future developments, which remain highly uncertain and cannot be predicted. We may also be negatively affected by a future pandemic, epidemic, outbreak of an infectious disease or public health crisis. For example, many cities, counties, states, and even countries have previously imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of COVID-19, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives and shelter-in-place orders. These measures have previously caused, and may cause in the future, business slowdowns or shutdowns in affected areas, both regionally and worldwide. If the COVID-19 pandemic has a substantial impact on the productivity of our employees and partners, or a continued substantial impact on the ability of our employees to execute responsibilities, or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.

To the extent the COVID-19 pandemic or a future pandemic, epidemic, outbreak of an infectious disease or public health crisis adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.

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

Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our senior leadership team in the past several years, including our CEO. This growth and these organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior leadership team to manage Brightcove effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, some of whom have sent letters to and/or filed suit alleging infringement against us and some of our customers. From time to time, third parties claim that we are infringing upon their intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming, and could divert our management’s attention away from the execution of our business plan.

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

We use cloud computing service facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from cloud computing services facilities, such as Amazon Web Services. While we control the actual computer and storage systems upon which our software runs, and deploy them to these facilities, we do not control the operation or availability of these facilities.

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

Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of personal, sensitive, or confidential information. Any failure to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

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

Europe’s General Data Protection Regulation (“GDPR”) is of the most concern in this regard. The GDPR, effective since May 25, 2018, imposes strict regulations and establishes a series of requirements regarding the collection, transfer, storage and processing of personal data. The GDPR has extra-territorial application and applies where a company, based outside the European Union, processes personal data of individuals based in the European Union as a result of offering goods or services to individuals based in the EU and/or monitoring their behavior. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for data subjects residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal data, allows them to exercise certain data subject requests, including to request deletion of personal data in certain circumstances, and provides the individual with an express right to seek legal recourse in the event the individual believes his or her rights have been violated. Further, the GDPR currently imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not yet been deemed to offer “adequate” privacy protections.

The GDPR enhances data protection obligations for businesses and provides direct legal obligations for service providers processing personal data on behalf of customers, including with respect to cooperation with European data protection authorities, implementation of security measures and keeping records of personal data processing activities. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenues, whichever is higher. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK Government has announced plans to reform its data protection legal framework in its Data Reform Bill but those have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In addition to the GDPR, the European Union is also in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of the ePrivacy Regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. Certain jurisdictions are actively applying the ePrivacy Directive to enforce cookie consent and consent requirements generally under the GDPR. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still going through the European legislative process. As of March 2022, the Council of the European Union and European Parliament have agreed on the proposed draft of the Regulation for a final vote. Any passed Regulation would go into effect two years from the twentieth day after its publication. In the meantime, the Directive is still in effect, and will continue to be in effect for the UK even after the Regulation has passed. Preparing for and complying with the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations and in inconsistency in interpretation of the law across EU regulatory bodies. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, consumer associations or others.

The European Union has also passed regulations, such as the Digital Services Act (DSA), specific to intermediaries, cloud service providers and hosting services, including those that permit for user-generated content. These laws provide for specific requirements for removal of content, disclosures about the means used to generate targeted advertising and decisions made via automated decision making, and timelines for reporting compliance metrics. Given the scope of the responsibilities and specificity of the steps, compliance will require development and monitoring of processes, which increases costs beyond potential fines, such as human resources, investment in technology and potential losses from lost revenue from advertising.

The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. Recently, the Court of Justice of the EU ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism, provided they meet certain requirements. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses. The UK Information Commissioner's Office has published a version of a UK-specific transfer mechanism (the International Data Transfer Agreement), which came into effect on March 21, 2022, that enables transfers from the UK. The ICO has also permitted exporters to rely on the current version of the EU SCC's by implementing a UK Addendum stating as such. We have implemented these new safeguards when conducting restricted data transfers under the EU and UK GDPR, and establishing and maintaining compliance will require significant effort and cost.

The EU’s data protection landscape is evolving with respect to transfers to US-based service providers (processors) or those using US-based cloud service providers to process information collected in the EU, particularly after the invalidation of the Privacy Shield and creation of new standard contractual clauses. While we have taken steps to mitigate the impact, such as implementing the new standard contractual clauses and creating a risk assessment for transfers of personal information from our customers to the US, recent decisions indicate that the longevity of these mechanisms remains uncertain and may continue to evolve. Further action in this area could increase the risk of continued transfers or create costs for engaging a EU-based processor or cloud-service provider. Compliance obligations could cause us to incur costs or negatively affect the operations of our products and services in ways that harm our business. On March 25, 2022, the EC and the US announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework.

In the United States, many state legislatures have adopted or are considering legislation that regulates how businesses operate online, including measures relating to privacy. California enacted the California Consumer Privacy Act, or “CCPA,” which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, effective since January 1, 2020, requires covered businesses, such as our company, to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information, in particular sharing for the purposes of targeted advertising. The California Privacy Rights Act (“CPRA”), an amendment expanding the rights of the CCPA to other types of California residents went into effect on January 1, 2023, creating a separate agency charged with enforcement and promulgating compliance guidelines and removing the 30-day cure period for alleged violations available under the CCPA. No regulations have been finalized but the CPRA leaves many provisions up to the decision of this agency, making compliance requirements more uncertain. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA exemplifying the vulnerability of our business to the evolving regulatory environment related to personal data and protected information. These penalties have been unchanged by the CPRA, but businesses no longer have a guaranteed 30-day cure period.

The existence of privacy laws in different states in the United States will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance and require additional investment of resources in compliance programs, and/or changes in business practices and policies. In 2023 alone, Virginia, Colorado, Connecticut and Utah privacy laws have either already, or are expected to, come into effect. Current draft regulations and amendments show those laws are very similar to obligations imposed by either the CCPA or GDPR, which makes our ability to adapt current compliance programs to future privacy laws easier. However, even small deviations in definition could create compliance complexity for a business that relies heavily on device-based information.

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

Our business and operations may be adversely affected by variety of U.S. federal and state, as well as international laws and regulations regarding climate change.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing office leases in order to comply with such regulations. Numerous treaties, laws and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us or our landlords to make improvements to our existing office spaces that result in increased operating costs that we may not be able to effectively pass on to our landlords under the terms of our leases. We may also incur costs associated with increased regulations or investor requirements for increased environmental and social disclosures and reporting. The cost of compliance with, or failure to comply with, such laws and regulations could impact our financial condition, and our ability to meet our lease obligations.

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

Our corporate headquarters is located at 281 Summer Street in Boston, Massachusetts. We relocated to our current office space in June 2022, and occupy approximately 40,000 square feet.

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

Stockholders

As of February 20, 2023, there were approximately 82 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 2, 2018 and December 31, 2022, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on January 2, 2018 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 19, 2017 of $7.10 per share as the initial value of our common stock.

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

	1/2/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Brightcove Inc.	100.0	99.2	122.4	259.2	143.9	73.7
NASDAQ Composite Index	100.0	94.7	128.1	183.9	223.3	149.4
NASDAQ Computer & Data Processing Index	100.0	94.6	142.2	213.3	294.1	188.9

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2022.

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

Overview

We are a leading global provider of cloud-based streaming services with a mission to be the most trusted streaming technology company in the world. We were incorporated in Delaware in August 2004. With our Emmy®-winning technology and award-winning services, we help our customers realize the potential of video to address business-critical challenges. Customers rely on our suite of products, services, and expertise to reduce the cost and complexity associated with publishing, distributing, measuring and monetizing video across devices.

We sell six core video products that help our customers use video to further their businesses in meaningful ways: (1) Video Cloud, our flagship product and the world’s leading online video streaming platform, enables our customers to quickly and easily distribute high-quality video to Internet-connected devices; (2) Brightcove Live, our industry-leading solution for live streaming, delivers high-quality viewer experiences at scale; (3) Brightcove Beacon, a purpose-built application that enables companies to launch premium OTT video experiences quickly and cost effectively, across devices and with the flexibility of multiple monetization models; (4) Brightcove Player, an exceptionally fast, cloud-based technology for creating and managing video experiences; (5) Zencoder, a powerful, cloud-based video encoding technology; and (6) Brightcove Audience Insights, a business intelligence platform that provides actionable intelligence on viewers and subscribers.

Customers can complement their use of our core products with modular technologies that provide enhanced capabilities such as (1) innovative ad insertion and video stitching through Brightcove SSAI; (2) improving their ad monetization strategies to earn more revenue through the use of the Brightcove Ad Network; (3) efficiently manage their video presence across social networks, including Facebook, Twitter, YouTube, and LinkedIn, through the use of Brightcove Social; (4) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign; (5) create branded video experience by accessing templates with built-in best practices through Brightcove Gallery; and (6) providing tools that enable our customers to make their video experiences interactive their viewers with interaction options through Brightcove Interactivity.

We have also brought to market several video solutions, which are comprised of a suite of video technologies that address specific customer use-cases and needs: (1) Brightcove Marketing Studio, which includes Video Marketing Suite, enables marketers to use video to drive brand awareness, engagement and conversion; (2) Brightcove Communications Studio, which includes Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos; (3) Brightcove CorpTV provides a new way to deliver marketing videos, product announcements, training programs, and other live and on-demand content in a branded experience for companies; and (4) Brightcove Virtual Events helps brands transform events into bespoke virtual experiences.

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

As of December 31, 2022, and 2021 we had 725 and 687 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue remained steady at $211.1 million in the year ended December 31, 2021 as compared to $211.0 million in the year ended December 31, 2022. Though we increased our subscription and support revenue compared to the prior year, this increase was offset by a decrease in professional services revenue. Our consolidated net loss was $9.0 million for the year ended December 31, 2022, and our consolidated net income was $5.4 million for the year ended December 31, 2021. Included in consolidated net loss for the year ended December 31, 2022 was merger-related expenses, stock-based compensation expense and amortization of acquired intangible assets of $747,000, $13.5 million and $3.4 million, respectively. Included in consolidated net income for the year ended December 31, 2021 was merger-related expenses, stock-based compensation expense and amortization of acquired intangible assets of $300,000, $10.0 million, and $3.1 million, respectively.

For the years ended December 31, 2022 and 2021, our revenue derived from customers located outside North America was 44% and 44%, respectively. We expect the percentage of revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates, particularly the Japanese Yen and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2022	2021
Customers (at period end)
Premium	2,235	2,227
Volume	610	908
Total customers (at period end)	2,845	3,135
Net revenue retention rate	95%	97%
Recurring dollar retention rate	89%	90%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$95.2	$94.1
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.5	$5.1
Total backlog, excluding professional services engagements (in millions)	$153.3	$156.2
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$120.1	$121.2

•
Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month contracts and pay-as-you-go contracts), our SSAI customers, our Player customers, our OTT Flow customers (OTT Flow is our partner-based OTT platform, which preceded Brightcove Beacon), our Brightcove Virtual Events customers, our Brightcove Marketing Studio customers, our Brightcove Communications Studio customers, our Brightcove Beacon customers, our Brightcove Engage customers, our Brightcove CorpTV, and our Brightcove Campaign customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2023 and beyond as we continue to focus on the market for our premium solutions.

•
Net Revenue Retention Rate. We assess our ability to retain and expand customers using a metric we refer to as our net revenue retention rate. We calculate the net revenue retention rate by dividing: (a) the current annualized recurring revenue for premium customers that existed twelve months prior by (b) the annualized recurring revenue for all premium customers that existed twelve months prior. We define annualized recurring revenue for premium customers as the aggregate annualized contract value from our premium customer base, measured as of the end of a given period. We typically calculate our net revenue retention rate on a quarterly basis. For annual periods, we report net revenue retention rate as the average of the net revenue retention rate for all fiscal quarters included in the period. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. The recurring dollar retention rate focuses on contracts up for renewal in a given quarter, and only captures expansion/upsells at time of renewal, and is more susceptible to swings than the net revenue retention rate. Accordingly, we plan to continue to report the net revenue retention rate in addition to reporting recurring dollar retention rate after this Annual Report on Form 10-K for the year ended December 31, 2022.
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

Brightcove Virtual Events, Brightcove Live and Brightcove Player are offered to customers on a subscription basis. Customer arrangements are typically one-year contracts, which include a subscription to Brightcove Virtual Events, Brightcove Live or the Brightcove Player, basic support and a pre-determined amount of video streams, bandwidth, transcoding, and storage and only video streams for Brightcove Player. We also offer gold, platinum, and platinum plus support to our Brightcove Virtual Events, Brightcove Live and Brightcove Player customers for an additional fee. The pricing for these products is based on the value of our software, as well as, the number of users, accounts and usage. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

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

Video Marketing Suite and Enterprise Video Suite are offered to customers on a subscription basis in Starter, Pro and Enterprise editions. The Pro and Enterprise customer arrangements are typically one-year contracts, which typically include a subscription to Video Cloud, Gallery, Brightcove Social (for Video Marketing Suite customers) or Brightcove Live (for Enterprise Video Suite customers), basic support and a pre-determined amount of video streams or plays (for Video Marketing Suite customers), viewers (for Enterprise Video Suite customers), bandwidth and storage or videos. We also generally offer gold support or platinum support to these customers for an additional fee, which includes extended phone support. The pricing for our Pro and Enterprise editions is based on the number of users, accounts and usage, which is comprised of video streams or plays, viewers, bandwidth and storage or videos. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements, or will require the customer to upgrade its package upon renewal. The Starter edition provides customers with the same basic functionality that is offered in our Pro and Enterprise editions but has been designed for customers who have lower usage requirements and do not typically seek advanced features and functionality. In 2022, we also discontinued the lower pricing option for our Starter edition. Customers who purchase the Starter edition may enter into one-year agreements or month-to-month agreements. Starter customers with month-to-month agreements are generally billed on a monthly basis and pay via a credit card.

Brightcove Audience Insights is offered to customers on a subscription basis, with varying levels of functionality and entitlements. Customer arrangements are typically one-year contracts, and include basic support and an initial integration of the platform with third party data sources identified by the customer. Customers can choose to activate a module focusing on active viewers of their content, active subscribers to their service, or both. The pricing for Brightcove Audience Insights is based on module(s) selected and is based on the number of active viewers and/or active subscribers. Should a customer's usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements.

All Brightcove Beacon, Brightcove CorpTV, OTT Flow, Brightcove Campaign, Brightcove Live, SSAI, Player, Brightcove Audience Insights, Brightcove Virtual Events, Video Marketing Suite, and Enterprise Video Suite customers are considered premium customers.

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

Cost of Revenue

Cost of subscription, support and professional services revenue primarily consists of costs related to supporting and hosting our product offerings and delivering our professional services. These costs include salaries, benefits, incentive compensation and stock-based compensation, expenses related to the management of our data centers, our customer support team and our professional services staff. In addition to these expenses, we incur third-party service provider costs such as data center and content delivery network, or CDN, expenses, allocated overhead, depreciation expense and amortization of capitalized internal-use software development costs and acquired intangible assets. We allocate overhead costs such as rent, utilities and supplies to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue in addition to each operating expense category. The costs associated with providing professional services are significantly higher as a percentage of related revenue than the costs associated with delivering our subscription and support services due to the labor costs of providing professional services.

Cost of revenue increased in absolute dollars from 2021 to 2022. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, amortization of acquired intangible assets, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars in each of the last three years. We intend to continue to invest in sales and marketing and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, we expect sales and marketing expenses to continue to be our most significant operating expense in future periods. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets and deferred tax assets of certain foreign subsidiaries at December 31, 2022. We maintain net deferred tax liabilities for temporary differences related to our Japanese and Portuguese subsidiaries.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2022, 2021 and 2020, we recorded stock-based compensation expense of $13.5 million, $10.0 million, and $8.8 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the year ended December 31, 2022, the U.S. dollar increased in value as compared to the foreign currencies in which we conduct business, and our foreign currency-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against substantially all of our net U.S. deferred tax assets and deferred tax assets of certain foreign subsidiaries at December 31, 2022. We recognized a deferred tax liability in the U.S. for a portion of our indefinite lived intangibles and other deferred tax liabilities that would not be offset against deferred tax assets. We maintain net deferred tax liabilities for temporary differences related to our Japanese and Portuguese subsidiaries. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2022 and 2021, we had no material unrecognized tax benefits.

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

Results of Operations

The following tables set forth our results of operations for the periods presented.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$204,091	$198,929	$187,341
Professional services and other revenue	6,917	12,164	10,012
Total revenue	211,008	211,093	197,353
Cost of revenue:
Cost of subscription and support revenue	69,935	62,773	67,124
Cost of professional services and other revenue	7,138	10,255	8,973
Total cost of revenue	77,073	73,028	76,097
Gross profit	133,935	138,065	121,256
Operating expenses:
Research and development	33,524	31,718	33,978
Sales and marketing	73,997	71,177	59,812
General and administrative	32,550	29,261	27,021
Merger-related	747	300	5,768
Other expense (benefit)	1,149	(1,965)	—
Total operating expenses	141,967	130,491	126,579
(Loss) from operations	(8,032)	7,574	(5,323)
Other (expense) income, net	(1,035)	(1,375)	128
(Loss) income before income taxes	(9,067)	6,199	(5,195)
Provision for income taxes	(52)	802	618
Net (loss) income	$(9,015)	$5,397	$(5,813)
Net (loss) income per share
Basic	$(0.22)	$0.13	$(0.15)
Diluted	$(0.22)	$0.13	$(0.15)
Weighted-average number of common shares used in computing net (loss) income per share
Basic	41,831	40,717	39,473
Diluted	41,831	42,200	39,473

Overview of Results of Operations for the Years Ended December 31, 2022 and 2021

Total revenue did not change materially in 2022 compared to 2021 due to an increase in subscription and support revenue of 3%, or $5.2 million, offset by a decrease in professional services and other revenue of 43%, or $5.2 million. The increase in subscription and support revenue of 3%, or $5.2 million, was primarily related to an increase in usage-based fees. The decrease in professional services and other revenue of 43%, or $5.2 million, was primarily related to the size and number of professional services engagements in 2022 compared to 2021. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit decreased by $4.1 million, or 3%, in 2022 compared to 2021, primarily due to an increase in the cost of subscription and support revenue of 11%, or $7.2 million. This is due to the increase in usage-based fees which have lower margins than our subscription fees. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery, but also the revenue mix between subscription fees and variable, usage-based fees.

Loss from operations was $8.0 million in 2022 compared to income from operations of $7.6 million in 2021. This is primarily due to an increase in operating expenses of 9%, or $11 million. Our ability to continue experiencing operating income will depend primarily on greater revenue from both new and existing customers and from improved efficiencies.

Revenue

	Year Ended December 31,
	2022		2021		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$208,777	99%	$208,183	98%	$594	0%
Volume	2,231	1	2,910	2	(679)	(23)
Total	$211,008	100%	$211,093	100%	$(85)	0%

During 2022, revenue did not change materially compared to 2021. Similarly, during 2022, revenue from our premium offerings, which consist of subscription and support revenue, as well as professional services and other revenue, did not change materially compared to 2021. During 2022, volume revenue decreased by $679,000, or 23%, compared to 2021, driven by a decrease in customers as we continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2022		2021		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$204,091	97%	$198,929	94%	$5,162	3%
Professional services and other	6,917	3	12,164	6	(5,247)	43
Total	$211,008	100%	$211,093	100%	$(85)	0%

During 2022, subscription and support revenue increased by $5.2 million, or 3%, compared to 2021. The increase was primarily related to an increase in usage-based fees during the year ended December 31, 2022. In addition, professional services and other revenue decreased by $5.2 million, or 43%, compared to the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2022		2021		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$118,755	56%	$119,079	56%	$(324)	0%
Europe	36,177	17	37,947	18	(1,770)	(5)
Japan	21,988	11	25,272	13	(3,284)	(13)
Asia Pacific	33,645	16	28,261	13	5,384	19
Other	443	—	534	—	(91)	(17)
International subtotal	92,253	44	92,014	44	239	0
Total	$211,008	100%	$211,093	100%	$(85)	0%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2022, total revenue for North America decreased by $324,000, or 0%, compared to 2021. During 2022, total revenue outside of North America increased by $239,000, or 0%, compared to 2021. The increase in revenue from international regions is primarily related to an increase in usage-based revenue in Asia Pacific during the year ended December 31, 2022.

Cost of Revenue

	Year Ended December 31,
	2022		2021		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$69,935	34%	$62,773	32%	$7,162	11%
Professional services and other	7,138	103	10,255	84	(3,117)	(30)
Total	$77,073	37%	$73,028	35%	$4,045	6%

During 2022, cost of subscription and support revenue increased $7.2 million, or 11%, compared to 2021. This increase corresponds to an increase in our network hosting services, content delivery network, third-party software integration, amortization of capitalized internal-use software, and employee-related expenses of $3.8 million, $1.5 million, $1.4 million, $1.2 million, and $303,000, respectively. These increases were offset by a decrease in partner commissions of $1.6 million. The remaining net increase was due to various other expenses that, in aggregate, increased by approximately $462,000.

During 2022, cost of professional services and other revenue decreased $3.1 million, or 30%, compared to 2021. This decrease corresponds to decreases in contractor expenses of $2.8 million due to lower levels of implementation and professional services provided, as well as decreases in employee-related costs of $314,000.

Gross Profit

	Year Ended December 31,
	2022		2021		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$134,156	66%	$136,156	68%	$(2,000)	(1)%
Professional services and other	(221)	(3)	1,909	16	(2,130)	(112)
Total	$133,935	63%	$138,065	65%	$(4,130)	(3)%

The overall gross profit percentage was 63% and 65% for the years ended December 31, 2022 and 2021, respectively. Subscription and support gross profit decreased $2.0 million, or 1%, compared to 2021. In addition, professional services and other gross profit decreased $2.1 million, or 112%, compared to 2021. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2022		2021		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$33,524	16%	$31,718	15%	$1,806	6%
Sales and marketing	73,997	35%	71,177	34%	2,820	4%
General and administrative	32,550	15%	29,261	14%	3,289	11%
Merger-related	747	—	300	0%	447	149%
Other	1,149	1%	(1,965)	—	3,114	(2)
Total	$141,967	67%	$130,491	63%	$11,476	9%

Research and Development. During 2022, research and development expense increased by $1.8 million, or 6%, compared to 2021. This increase was primarily due to increases in stock-based compensation, amortization, and employee-related expenses of $1.1 million, $362,000, $275,000, respectively. The remainder of the increase was due to various other expenses that, in aggregate, increased by $100,000. We expect our research and development expense, as percentage of revenue, to remain relatively unchanged in future periods.

Sales and Marketing. During 2022, sales and marketing expense increased by $2.8 million, or 4%, compared to 2021 primarily due to increases in employee-related, stock-based compensation, travel, contractor expenses, computer maintenance and support, rent, and agency expenses of $3.6 million, $1.0 million, $915,000, $879,000, $514,000, $437,000, and $303,000 respectively. These increases were offset by decreases in marketing program expenses and commissions expenses of $2.5 million and $2.3 million, respectively. We expect that our sales and marketing expense will increase in absolute dollars along with our revenue, as we continue to expand sales coverage and build brand awareness through what we believe are cost-effective channels.

General and Administrative. During 2022, general and administrative expense increased by $3.3 million, or 11%, compared to 2021 primarily due to increases in employee-related, stock-based compensation expense, contractor, computer maintenance and support, travel, and recruiting and relocation expenses of $1.6 million, $1.3 million, $723,000, $515,000, $415,000, and $224,000, respectively. These increases were offset by a decrease in outside accounting and legal fees of $1.6 million. In future periods, we expect general and administrative expense, as a percentage of revenue, to remain relatively unchanged.

Merger-Related. During 2022, merger-related expense increased by $447,000, or 149%, compared to 2021 primarily due to costs incurred in connection with the Wicket Acquisition in 2022.

Other (benefit) expense. On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total expense of $1.1 million also reflects $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, $0.6 million remains unpaid as of December 31, 2022 and is reflected in Accrued Expenses on the Company’s Condensed Consolidated Balance Sheets.

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

Overview of Results of Operations for the Years Ended December 31, 2021 and 2020

Please see our Form 10-K for the year ended December 31, 2021 for an overview of results of operations for the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at December 31, 2022 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2022 and 2021, we had $12.1 million and $13.8 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. On February 1, 2022, we acquired 100% of the outstanding shares of Wicket Labs, in exchange for 212,507 unregistered shares of our common stock valued at approximately $2 million and approximately $15.0 million in cash, of which approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements. During the year ended December 31, 2022, we paid $0.1 million of cash consideration held back to sellers for the satisfaction of certain representations and warranties. The remaining cash consideration held back was released in full on February 8, 2023. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2022	2021	2020
	(in thousands)
Cash flows provided by operating activities	25,421	19,563	21,312
Cash flows used in investing activities	(37,767)	(10,842)	(8,724)
Cash flows (used in) provided by financing activities	(83)	702	1,585

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

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2022 was $25.4 million. The cash flow provided by operating activities primarily resulted from net non-cash charges of $24.4 million and changes in our operating assets and liabilities of $10.1 million, partially offset by a net loss of $9.0 million. Net non-cash expenses consisted of $13.5 million for stock-based compensation, $10.7 million for depreciation and amortization, and $118,000 for provision for reserves on accounts receivable. Cash inflows from changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $4.2 million, an increase in accrued expenses of $2.4 million, an increase in operating leases of $5.5 million, and an increase in accounts payable of $120,000. These inflows were offset in part by an increase in prepaid expenses and other current assets of $1.2 million, and an increase in other assets of $348,000.

Cash flows used in investing activities.

Cash used in investing activities during the year ended December 31, 2022 was $37.8 million, consisting primarily of $13.8 million for the capitalization of internal-use software costs, $10.7 million in capital expenditures to support the business, and $13.2 million for the Wicket Acquisition. Cash flows used increased in 2022 primarily due the Wicket Acquisition and, to a lesser extent, increases in purchases of property, plant and equipment due to the build out of new headquarters and an increase in capitalization of internal-use software as we continue to develop new products and features, functionality and design for our existing offerings.

Cash flows used in financing activities.

Cash used in financing activities for the year ended December 31, 2022 was $83,000, consisting of proceeds received on the exercise of common stock options of $177,000, offset by other activity of $260,000. The increase in cash flows used in financing activities compared to the prior period is due to a decrease in proceeds from the exercise of stock options.

Credit facility.

On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of December 31, 2022. As we have not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2022. We are currently working with our lender to extend the maturity of the Line of Credit which is currently December 31, 2023.

Net operating loss carryforwards.

As of December 31, 2022, the Company had federal net operating losses of approximately $164.0 million, of which $118.3 million are available to offset future taxable income, if any, through 2037 and $45.7 million which are available to offset future taxable income indefinitely. As of December 31, 2022, the Company had state net operating losses of approximately $82.8 million, of which $79.7 million are available to offset future taxable income, if any, through 2041 and $3.1 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $9.8 million and $6.0 million, respectively, which expire in various amounts through 2041. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2022 and 2021.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for content delivery network services, hosting and other support services. During the second quarter of 2022 we renewed agreements with our primary providers of content delivery network services, hosting and other support services. The terms of the two agreements comprised, respectively: 1) a minimum commitment of $93.2 million over three years and 2) a minimum commitment of $8.4 million over two years. As of December 31, 2022, we had operating lease obligations of $24.7 million, with $3.6 million payable within 12 months. As of December 31, 2022, we had outstanding purchase obligations of $93.9 million, with $40.6 payable within 12 months. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2022:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	More than 1 Year
Operating lease obligations	$24,685	$3,580	$21,105
Outstanding purchase obligations	93,931	40,644	53,287
Total	$118,616	$44,224	$74,392

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

Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2022	2021
Revenues generated in locations outside the United States	47%	47%
Revenues in currencies other than the United States dollar (1)	27%	29%
Expenses in currencies other than the United States dollar (1)	16%	17%

(1)
Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2022 and 2021:

	Twelve Months Ended December 31, 2022
	Revenues	Expenses
Euro	8%	1%
British pound	6%	5%
Japanese Yen	10%	2%
Other	3%	8%
Total	27%	16%

	Twelve Months Ended December 31, 2021
	Revenues	Expenses
Euro	8%	1%
British pound	6%	5%
Japanese Yen	12%	3%
Other	3%	8%
Total	29%	17%

As of December 31, 2022 and 2021, we had $6.9 million and $8.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at December 31, 2022, a 20% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2022, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $11.0 million, decreased expenses by $7.2 million and increased operating losses by $3.8 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2022.

Interest rate risk

We had cash and cash equivalents totaling $31.9 million at December 31, 2022. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

Item 8.	Financial Statements and Supplementary Data

Brightcove Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightcove Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Revenue Recognition – Variable Consideration
Description of the Matter

As described in the footnotes of the consolidated financial statements, specifically, “Summary of Significant Accounting Policies”, the Company’s contracts contain transaction prices with variable amounts of consideration related to usage-based fees. The Company estimates the revenue pertaining to a customer’s usage that is expected to exceed the annual entitlement allowance, after consideration of any constraints, which is recognized ratably over the service period.

Auditing the Company's measurement of variable consideration is especially challenging and subjective because estimating customers usage involves assessing a large volume of contracts and subjective management assumptions related to estimated future usage. Changes in assumptions of estimated future usage can have a material effect on the amount of revenue recognized in the period.

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

To test variable consideration, our audit procedures included, amongst others, testing the completeness and accuracy of the underlying data used in the Company’s calculation. This included, for a sample of contracts, agreeing the entitlement allowances to the underlying contracts and agreeing the actual usage to the underlying system of record. To assess management’s variable consideration assumptions, for a sample of contracts, we tested management’s estimated usage over the annual entitlement allowance by comparing the entitlement and usage rates to actual customer experience, interviewed account managers to understand the actual and expected usage, and evaluated the impacts of any related constraints. We also tested the Company’s historical lookback analysis on a sample basis. Lastly, we performed sensitivity analyses to evaluate how the changes in management’s assumptions of future usage based on historical trends could affect revenue recognized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

February 23, 2023

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$31,894	$45,739
Accounts receivable, net of allowance of $294 and $353 at December 31, 2022 and December 31, 2021, respectively	26,004	29,866
Prepaid expenses	8,700	7,792
Other current assets	10,722	10,833
Total current assets	77,320	94,230
Property and equipment, net	39,677	20,514
Operating lease right-of-use asset	18,671	24,891
Intangible assets, net	10,279	9,276
Goodwill	74,859	60,902
Other assets	7,007	6,655
Total assets	$227,813	$216,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,326	$11,039
Accrued expenses	26,877	20,925
Operating lease liability	4,157	2,600
Deferred revenue	61,597	62,057
Total current liabilities	103,957	96,621
Operating lease liability, net of current portion	20,528	22,801
Other liabilities	981	786
Total liabilities	125,466	120,208
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,449,677 and 41,384,643 shares issued at December 31, 2022 and 2021, respectively	42	41
Additional paid-in capital	314,825	298,793
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,593)	(662)
Accumulated deficit	(210,056)	(201,041)
Total stockholders’ equity	102,347	96,260
Total liabilities and stockholders’ equity	$227,813	$216,468

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$204,091	$198,929	$187,341
Professional services and other revenue	$6,917	$12,164	10,012
Total revenue	211,008	211,093	197,353
Cost of revenue:
Cost of subscription and support revenue	69,935	62,773	67,124
Cost of professional services and other revenue	7,138	10,255	8,973
Total cost of revenue	77,073	73,028	76,097
Gross profit	133,935	138,065	121,256
Operating expenses:
Research and development	33,524	31,718	33,978
Sales and marketing	73,997	71,177	59,812
General and administrative	32,550	29,261	27,021
Merger-related	747	300	5,768
Other expense (benefit)	1,149	(1,965)	—
Total operating expenses	141,967	130,491	126,579
(Loss) income from operations	(8,032)	7,574	(5,323)
Other (expense) income, net
Interest income	103	5	28
Interest expense	—	—	(205)
Other (expense) income, net	(1,138)	(1,380)	305
Total other (expense) income, net	(1,035)	(1,375)	128
(Loss) income before income taxes	(9,067)	6,199	(5,195)
(Benefit) provision for income taxes	(52)	802	618
Net (loss) income	$(9,015)	$5,397	$(5,813)
Net (loss) income per share
Basic	$(0.22)	$0.13	$(0.15)
Diluted	$(0.22)	$0.13	$(0.15)
Weighted-average number of common shares used in computing net (loss) income per share
Basic	41,831	40,717	39,473
Diluted	41,831	42,200	39,473

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(9,015)	$5,397	$(5,813)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(931)	(474)	597
Comprehensive (loss) income	$(9,946)	$4,923	$(5,216)

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	41,384,643	40,152,021	39,042,787
Common stock issued upon acquisition	212,507	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	852,527	1,232,622	1,109,234
Balance, end of period	42,449,677	41,384,643	40,152,021
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$41	$40	$39
Common stock issued upon acquisition	—	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1	1	1
Balance, end of period	$42	$41	$40
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$298,793	$287,059	$276,365
Common stock issued upon acquisition	1,987	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	(84)	1,175	1,617
Stock-based compensation expense	14,129	10,559	9,077
Balance, end of period	$314,825	$298,793	$287,059
Accumulated deficit
Balance, beginning of period	$(201,041)	$(206,438)	$(200,625)
Net (loss) income	(9,015)	5,397	(5,813)
Balance, end of period	$(210,056)	$(201,041)	$(206,438)
Accumulated other comprehensive loss
Balance, beginning of period	$(662)	$(188)	$(785)
Foreign currency translation adjustment	(931)	(474)	597
Balance, end of period	$(1,593)	$(662)	$(188)
Total stockholders’ equity	$102,347	$96,260	$79,602

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net (loss) income	$(9,015)	$5,397	$(5,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,696	8,322	8,695
Stock-based compensation	13,548	9,968	8,785
Provision for reserves on accounts receivable	118	159	648
Changes in assets and liabilities:
Accounts receivable	4,227	(846)	1,358
Prepaid expenses and other current assets	(1,216)	1,281	(6,918)
Other assets	(348)	(1,437)	(1,937)
Accounts payable	120	(683)	1,014
Accrued expenses	2,397	(5,209)	5,600
Operating leases	5,503	(634)	182
Deferred revenue	(609)	3,245	9,698
Net cash provided by operating activities	25,421	19,563	21,312
Investing activities
Cash paid for acquisition, net of cash acquired	(13,215)	(2,000)	—
Purchases of property and equipment	(10,727)	(2,205)	(2,362)
Capitalized internal-use software costs	(13,825)	(6,637)	(6,362)
Net cash used in investing activities	(37,767)	(10,842)	(8,724)
Financing activities
Proceeds from exercise of stock options	177	2,846	2,216
Deferred acquisitions payments	—	(475)	—
Proceeds from debt	—	—	10,000
Payments on debt	—	—	(10,000)
Other financing activities	(260)	(1,669)	(631)
Net cash (used in) provided by financing activities	(83)	702	1,585
Effect of exchange rate changes on cash and cash equivalents	(1,416)	(1,156)	540
Net (decrease) increase in cash and cash equivalents	(13,845)	8,267	14,713
Cash and cash equivalents at beginning of period	45,739	37,472	22,759
Cash and cash equivalents at end of period	$31,894	$45,739	$37,472
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,842	$4,277	$6,326
Cash paid for income taxes	$671	$737	$1,190
Cash paid for interest	$—	$—	$205
Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$580	$593	$267
Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$1,213	$446	$49
Fair value of shares issued for acquisition of a business	$1,987	$—	$—
Unpaid purchases of property and equipment	$267	$25	$160

See accompanying notes.

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (1) asset and liability accounts at period-end rates, (2) income statement accounts at weighted-average exchange rates for the period, and (3) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from income (loss) and reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net loss for the period. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to other comprehensive loss, a separate component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2022 or 2021. Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2022 or 2021. Realized gains and losses from sales of the Company’s investments are included in “Other (expense) income, net”.

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at December 31, 2022 and 2021, due to the short-term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts.

The Company’s financial instruments carried at fair value were less than $100 as of December 31, 2022 and 2021.

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

Disaggregation of Revenue

Subscription and Support

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum annual level of entitlement, and provide the rate at which the customer pays for actual usage above the annual entitlement allowance. These subscription arrangements are considered stand ready obligations that are providing a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. As such, these subscription arrangements are treated as a single performance obligation and the related fees are recognized as revenue ratably over the term of the underlying arrangement.

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

The Company uses the aging method to estimate its expected credit losses on trade accounts receivable (“AR”) and unbilled trade accounts receivable (“UAR”). As of December 31, 2022, the financial assets of the Company within the scope of the assessment comprised AR and UAR. UAR is reflected in Other current assets on the Company’s Consolidated Balance Sheets and was $1.8 million and $2.4 million as of December 31, 2022 and December 31, 2021, respectively. Estimated credit losses for UAR were not material.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2022	$353	$118	$(177)	$294
Year ended December 31, 2021	648	159	(454)	353
Year ended December 31, 2020	904	648	(904)	648

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

For the years ended December 31, 2022, 2021 and 2020, no individual customer accounted for more than 10% of total revenue. As of December 31, 2022 and 2021, no individual customer accounted for more than 10% of accounts receivable, net.

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

During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $15.5 million, $7.7 million, and $6.7 million, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $5.2 million, $3.6 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

For the years ended December 31, 2022, 2021 and 2020, the Company has not identified any impairment of its long-lived assets.

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

The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2022 and 2021. The Company evaluates impairment by comparing the estimated fair value of its reporting unit to its carrying value. The Company estimates fair value primarily utilizing the market approach and no impairments of goodwill have been identified.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2022 and 2021.

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

The following table set forth the computations of basic and diluted (loss) earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net (loss) income	$(9,015)	$5,397	$(5,813)

Weighted average shares used in computing basic earnings per share	41,831	40,717	39,473

Effect of weighted average dilutive stock-based awards	-	1,483	-

Weighted average shares used in computing diluted earnings per share	41,831	42,200	39,473

Net (loss) income per share—basic and diluted
Basic	$(0.22)	$0.13	$(0.15)
Diluted	$(0.22)	$0.13	$(0.15)

The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options outstanding	1,420	1,681	2,110
Restricted stock units outstanding	5,212	3,937	3,588
Total options and restricted stock units outstanding	6,632	5,618	5,698

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2022 or 2021.

Stock-Based Compensation

At December 31, 2022, the Company had seven stock-based compensation plans, which are more fully described in Note 11.

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

For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For performance-based awards with service-based vesting conditions, the Company recognizes compensation expense based upon a review of the Company’s expected achievement against the specified targets. For performance-based awards with market-based vesting, the Company recognizes compensation expense as the requisite service is rendered by the employee, regardless of when, if ever, the market-based performance conditions are satisfied. The Monte-Carlo simulation model is used to estimate fair value of market-based performance restricted stock units. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient.

Forfeitures are recognized as they occur.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $4.8 million, $6.0 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Merger-related Costs

Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities. In 2022, merger-related costs incurred were primarily related to the acquisition of Wicket Labs and, to a lesser extent, general merger and related activities. In 2021, merger-related costs incurred were primarily related to general merger and related activities. In 2020, merger-related costs incurred were primarily related to the transition of Ooyala, Inc. customers to the Company’s technology, as a result of the Company's acquisition of online video player related assets from Ooyala, Inc. in 2019.

Recent Accounting Pronouncements and Standards

Recently Adopted Accounting Pronouncements

ASU No. 2021-10

In November 2021, the FASB issued ASU No. 2021-10, which improves the transparency of government assistance received by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on an entity's financial statements. Effective January 1, 2022, the Company adopted ASU 2021-10 on a prospective basis. The impact of adoption of this standard on the Company’s consolidated financial statements was not material. Please see Other Expense (Benefit) section of these Notes to Condensed Consolidated Financial Statements for government assistance received by the Company in 2021.

ASU No. 2021-08

In October 2021, the FASB issued ASU No. 2021-08, under which an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis. The impact of adoption of this standard on the Company’s consolidated financial statements was not material.
3. Business Combinations

On February 1, 2022, the Company acquired 100% of the outstanding shares of Wicket Labs, Inc. (“Wicket Labs”) a provider of subscriber and content insights, in exchange for common stock of the Company and cash, (“Wicket Acquisition”). At the closing, the Company issued 212,507 unregistered shares of common stock of the Company valued at approximately $2.0 million and approximately $15.0 million in cash, of which approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements. During the year ended December 31, 2022, the Company paid $100 of cash consideration held back to the sellers for the satisfaction of certain representations and warranties. The remaining cash consideration held back was included in Accrued Expenses at December 31, 2022 and released in full on February 8, 2023.

The Wicket Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations. Accordingly, the results of operations of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the Wicket Acquisition, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company completed its valuation of its intangible assets, accounts receivable, deferred revenue and the valuation of the acquired deferred tax assets and liabilities during the year ended December 31, 2022. The final allocations of the purchase price to intangible assets, accounts receivable, deferred revenue, goodwill and any deferred tax assets and liabilities are included in these consolidated financial statements.

During the year ended December 31, 2022, the Company incurred $747 of merger-related costs related to the Wicket Acquisition.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill in accordance with the accounting guidance. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Wicket Acquisition. These benefits include the acquired workforce and opportunities to expand the Company’s offerings in target market segments that use subscriber and content insights to make decisions. The goodwill is non-deductible for tax purposes.

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

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$31,852	$31,852
Money market funds	Demand	42	42
Total cash and cash equivalents		$31,894	$31,894

	December 31, 2021
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$45,698	$45,698
Money market funds	Demand	41	41
Total cash and cash equivalents		$45,739	$45,739

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
Computer equipment	$15,516	$13,827
Software	60,534	43,598
Furniture and fixtures	4,775	3,163
Leasehold improvements	8,839	2,710
	89,664	63,298
Less accumulated depreciation and amortization	49,987	42,784
	$39,677	$20,514

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2022, 2021 and 2020 was $7.3 million, $5.3 million and $5.3 million, respectively.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2022	26,004	1,786	61,597	360	61,957
Balance at December 31, 2021	29,866	2,375	62,057	114	62,171
Balance at December 31, 2020	29,305	2,078	58,741	811	59,552
Balance at December 31, 2019	31,181	1,871	49,260	299	49,559

Revenue recognized during the year ended December 31, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $60.7 million. During the year ended December 31, 2022, the Company did not recognize any material revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $12.4 million and $12.2 million as of December 31, 2022 and December 31, 2021, respectively. Amortization expense recognized for costs to obtain a contract was $10.4 million, $12.7 million and $8.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Transaction Price Allocated to Future Performance Obligations

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $153.3 million, of which approximately $120.1 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2025.

7. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2022:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6	$22,278	$17,393	$4,885
Customer relationships	9	15,669	10,275	5,394
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—
Total		$40,227	$29,948	$10,279

Finite-lived intangible assets consist of the following as of December 31, 2021:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$18,038	$15,636	$2,402
Customer relationships	9	15,487	8,613	6,874
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—
Total		$35,805	$26,529	$9,276

The following table summarizes amortization expense related to intangible assets for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Cost of subscription and support revenue	$1,757	$1,420	$1,501
Sales and marketing	1,662	1,652	1,909
	$3,419	$3,072	$3,410

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2023	$3,910
2024	3,688
2025	2,142
2026	536
2027	3
2028 and thereafter	—
Total	$10,279

The changes in the carrying amount of goodwill for the year ended December 31, 2022 were as follows:

Balance as of January 1, 2022	$60,902
Wicket acquisition	13,957
Balance as of December 31, 2022	$74,859

8. Leases

The Company’s corporate headquarters are located in Boston, Massachusetts, pursuant to a lease of approximately 40,000 square feet that terminates on September 30, 2032. The initial term of the lease is for ten years. The Company has the option to extend the lease for two successive five-year terms which were not recognized in the initial liability and right-of-use asset, as the Company does not expect to exercise the extension. The Company has a right of first offer to lease additional office space that becomes available within the 281 Summer Street premises. In connection with the office lease, the Company provided a security deposit, in the form of a letter of credit, in the amount of $0.8 million in January 2022. This letter of credit will be auto-renewed annually, unless a 60 day notice is received from the landlord. An automatic extension can only be implemented through November 30, 2032. This letter of credit is irrevocable and does not have a cash requirement other than the amount already set forth. In the event of a default, the landlord must provide written notice of default before drawing from the letter of credit as a security deposit, or to remedy the amount owed.

The Company leases offices in Tokyo, Japan; Sydney, Australia; Chennai, India; Seoul, South Korea; Singapore; London, England; Guadalajara, Mexico; Funchal, Portugal and Covilha, Portugal.

The Company’s rent expense was $5.1 million, $4.3 million, $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company entered into one operating lease agreement in the current year, resulting in the recording of an initial liability and corresponding right-of-use asset of $1.2 million.

The weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2022	2021	2020
Weighted average remaining lease term (years)	8.27	8.81	3.0
Weighted average discount rate	5.8%	5.7%	4.4%

The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 8.27 years at December 31, 2022. The weighted-average discount rate was 5.8% at December 31, 2022.

The Company’s operating leases expire at various dates through 2032. The following shows the undiscounted cash flows for the remaining years under operating leases at December 31, 2022:

Year Ending December 31,	Operating Lease Commitments
2023	$4,597
2024	4,518
2025	3,155
2026	2,968
2027	2,938
2028 and thereafter	13,522
Total operating lease commitments	31,698
Less imputed interest	(7,013)
Total lease liabilities	$24,685

The Company’s discounted current operating lease liability and discounted non-current lease liability at December 31, 2022 were $4.2 million and $20.5 million, respectively.

In the fourth quarter of 2020 the Company subleased 100% of its London office through the remaining lease term. For the years ended December 31, 2022, 2021 and 2020 the Company recognized rent income of $811, $901 and $164, respectively, from the sublease which is included in Other (expense) income. Lease income relating to variable lease payments was immaterial.

The Company’s London sublease expires in December of 2024. The following table shows the undiscounted cash inflows from the London sublease for the remaining years at December 31, 2022:

Year Ending December 31,	Operating Sublease
2023	$860
2024	885
2025	—
2026	—
Total operating sublease cash inflows	$1,745

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. Based on historical experience and information known as of December 31, 2022, the Company has incurred minimal costs for the above guarantees and indemnities.

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

Common Stock Reserved for Future Issuance

At December 31, 2022, the Company has reserved the following shares of common stock for future issuance:

December 31, 2022
Common stock options outstanding	1,419,767
Restricted stock unit awards outstanding	5,211,207
Shares available for issuance under all stock-based compensation plans	4,537,258
Total shares of authorized common stock reserved for future issuance	11,168,232

11. Stock-Based Compensation

Stock-Based Compensation Plans

At December 31, 2022, the Company had seven stock-based compensation plans:

•
On February 8, 2022, the Company adopted the Brightcove Inc. 2022 Inducement Plan (the 2022 Plan). The 2022 Plan provides for the issuance of employment inducement awards to the Company’s Chief Executive Officer (CEO).
•
On March 25, 2021, the Board adopted, the Brightcove Inc. 2021 Stock Incentive Plan (the 2021 Plan) which was approved by the shareholders on May 11, 2021. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 6,200,000 shares.

•
The 2018 Inducement Plan (the 2018 plan). Effective April 11, 2018, the Company adopted the 2018 Plan. The 2018 Plan provides for the issuance of stock options and restricted stock units to the Company’s CEO.

•
The Brightcove Inc. 2014 Stock Option Inducement Plan (the 2014 Stock Inducement Plan). In 2014, the Company adopted the 2014 Stock Inducement Plan in connection with the Unicorn asset purchase agreement.

•
The 2012 RSU Inducement Plan (the 2012 RSU Plan). In 2012, the Company adopted the 2012 RSU Plan in connection with the acquisition of Zencoder. The restricted stock units were settled in shares of the Company’s common stock upon vesting.
•
The 2012 Stock Incentive Plan (the 2012 Plan). The 2012 Plan provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors. In conjunction with the effectiveness of the 2021 Plan, the Board voted that no further stock options or other equity-based awards may be granted under the 2012 Plan.
•
The Amended and Restated 2004 Stock Option and Incentive Plan (the 2004 Plan). The 2004 Plan, like the 2012 Plan, provided for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards to the Company’s employees, officers, directors, consultants and advisors. In conjunction with the effectiveness of the 2012 Plan, the Board voted that no further stock options or other equity-based awards may be granted under the 2004 Plan.

The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Cost of subscription and support revenue	$508	$627	$592
Cost of professional services and other revenue	433	401	314
Research and development	2,746	1,677	1,078
Sales and marketing	3,990	2,957	3,139
General and administrative	5,622	4,306	3,662
Other (expense) benefit	249	—	—
	$13,548	$9,968	$8,785

As of December 31, 2022, there was $31.5 million of total unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options

The following is a summary of the stock option activity for all stock option plans during the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,479,423	$8.96		$1,558
Granted	178,584	10.60
Exercised	(272,692)	8.13		$1,041
Cancelled	(274,829)	9.13
Outstanding at December 31, 2020	2,110,486	$9.19
Granted	114,973	14.88
Exercised	(333,190)	8.53		$2,999
Cancelled	(210,792)	10.26
Outstanding at December 31, 2021	1,681,477	$9.59		$1,938
Granted	—	0.00
Exercised	(28,400)	6.24		$40
Cancelled	(233,310)	11.11
Outstanding at December 31, 2022	1,419,767	$9.39	3.55	$4
Exercisable at December 31, 2022	1,294,205	$9.10	3.15	$4

(1)

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2022, December 31, 2021, and December 31, 2020 of $5.23, $10.22, and $18.40 per share, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The weighted-average fair value of options granted and assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2022	2021	2020
Weighted-average fair value of options granted during the year	$—	$6.98	$4.72

Risk-free interest rate	—	1.22%	0.72%
Expected volatility	—	48%	46%
Expected life (in years)	—	6.2	6.2
Expected dividend yield	—	—	—

Restricted Stock Units

The Company has entered into restricted stock unit (RSU) agreements with certain of its employees pursuant to the 2012 Plan, the 2021 Plan, and the 2022 Plan. Vesting occurs periodically at specified time intervals, ranging from three months to four years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested.

Under the 2012 Plan, the Company granted restricted stock units to certain key executives, which contain both performance-based (“P-RSU”) and service-based vesting conditions (“S-RSU”). The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time. The Company determined that the conditions for a portion of the performance-based restricted stock units were achieved in the first quarter of 2020. As such, the Company recognized $233 and $1.3 million of stock-based compensation expense relating to performance-based awards for the years ended December 31, 2021, and 2020 respectively. The Company did not recognize stock-based compensation expense relating to the aforementioned performance-based awards in the year ended December 31, 2022, as the Company determined that the conditions for further portions of the performance-based restricted stock units to vest were not achieved.

Under the 2022 Plan, the Company granted 800,000 restricted stock units to the Company's CEO, in connection with the commencement of his employment on March 28, 2022. Of the total restricted stock units granted, 300,000 are subject solely to service-based vesting conditions (the “RSUs”) and 500,000 are subject to both market-based and service-based vesting conditions

(the “PSUs”). The RSUs vest in equal annual installments over three years following March 28, 2022. The market-based vesting conditions applicable to the PSUs are achieved only if the volume weighted average price of the Company’s common stock during any 20 consecutive trading day period in the four year performance period following the CEO’s start date, March 28, 2022, equals or exceeds stock price hurdles ranging from $12.50 to $30.00, increasing in seven increments of $2.50. The percentage of the award that is earned upon achievement of each stock price hurdle is 10% of the PSUs for each of the first two achievement tiers, 12.5% for each of the next four achievement tiers and 15% for each of the final two achievement tiers. The PSUs vest 50% upon achievement of a stock price hurdle and 50% upon the earlier of the one-year anniversary of such achievement date or March 28, 2025, subject to the CEO’s continued employment through the applicable vesting date.

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

The following table summarizes the P-RSU and S-RSU activity during the year ended December 31, 2022, 2021, and 2020:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2019	1,983,364	$9.03	1,643,000	$9.03	3,626,364	$9.03
Granted	1,139,209	10.74	386,551	15.78	1,525,760	12.02
Vested and issued	(611,428)	9.23	(219,605)	8.81	(831,033)	9.10
Cancelled	(510,729)	9.00	(222,145)	7.65	(732,874)	8.64
Unvested by December 31, 2020	2,000,416	$10.30	1,587,801	$10.40	3,588,217	$10.35

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2020	2,000,416	$10.30	1,587,801	$10.40	3,588,217	$10.35
Granted	2,269,341	12.24	64,011	12.65	2,333,352	12.25
Vested and issued	(680,769)	9.85	(181,910)	8.74	(862,679)	9.62
Cancelled	(673,268)	11.67	(448,730)	9.59	(1,121,998)	10.84
Unvested by December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50
Granted	3,803,691	6.94	500,000	8.11	4,303,691	7.08
Vested and issued	(824,127)	11.63	—	0.00	(824,127)	11.63
Cancelled	(1,356,935)	10.09	(848,314)	11.06	(2,205,249)	10.47
Unvested by December 31, 2022	4,538,349	$8.19	672,858	$8.62	5,211,207	$6.66

12. Income Taxes

Loss before the (benefit) provision for income taxes consists of the following jurisdictional (loss) income:

	Year Ended December 31,
	2022	2021	2019
Domestic	$(11,391)	$4,136	$(7,489)
Foreign	2,324	2,063	2,294
Total	$(9,067)	$6,199	$(5,195)

The (benefit) provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current provision:
Federal	$-	$-	$-
State	66	7	8
Foreign	880	801	815
Total current	946	808	823
Deferred (benefit):
Federal	(834)	1	(5)
State	(168)	2	(5)
Foreign	4	(9)	(195)
Total deferred	(998)	(6)	(205)
Total (benefit) provision	$(52)	$802	$618

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at statutory rates	(21.0%)	(21.0%)	(21.0%)
State income taxes	(8.8%)	3.4%	(9%)
Change in tax rate	(0.8%)	(0.2%)	(3.9%)
Permanent differences	18.6%	4.4%	11.6%
Global intangible low-taxed income	19.9%	0%	0%
Foreign rate differential	2.8%	(2.6%)	3.4%
Research and development credits	(9.1%)	7.6%	(13.7%)
Change in valuation allowance	(1.4%)	(3.4%)	44.2%
Other, net	(0.7%)	(1.1%)	0.2%
Effective tax rate	(0.5%)	(12.9%)	11.8%

The income tax effect of each type of temporary difference and carryforward as of December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$41,239	$47,228
Tax credit carry-forwards	14,588	13,392
Stock-based compensation	2,127	1,400
Fixed Assets	134	286
Account receivable reserves	340	235
Accrued compensation	1,050	1,648
Lease Liability	5,524	6,136
Capitalized research expenditures	6,733	—
Other temporary differences	829	1,167
Total deferred tax assets	72,564	71,492
Deferred tax liabilities:
Other deferred tax liabilities	(4,046)	(2,889)
ROU Asset	(4,578)	(6,033)
Intangible assets	(3,305)	(3,720)
Total deferred tax liabilities	(11,929)	(12,642)
Valuation allowance	(60,717)	(58,912)
Net deferred tax asset (liability)	$(82)	$(62)

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

The Company has provided a valuation allowance against substantially all of its remaining U.S. net deferred tax assets as of December 31, 2022 and December 31, 2021, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The Company has provided a valuation allowance against the net deferred tax assets of its subsidiaries in Australia, United Kingdom, and Mexico as of December 31, 2022 and December 31, 2021 largely based on the significant weight of negative evidence given to the consolidated worldwide cumulative loss position for the current year and the prior two years. The increase in the valuation allowance from 2021 to 2022 of $1.8 million principally relates to the current year U.S. losses and generation of federal and state research and development tax credits. The Company maintains net deferred tax liabilities for temporary differences related to its Japanese and Portuguese subsidiaries.

As of December 31, 2022, the Company had federal net operating losses of approximately $164.0 million, of which $118.3 million are available to offset future taxable income, if any, through 2037 and $45.7 million which are available to offset future taxable income indefinitely. As of December 31, 2022, the Company had state net operating losses of approximately $82.8 million, of which $79.7 million are available to offset future taxable income, if any, through 2041 and $3.1 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $9.8 million and $6.0 million, respectively, which expire in various amounts through 2041. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from June 30, 2014, the date of the most recent completed study, through December 31, 2022. If a change in ownership were to have occurred during that period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. As of December 31, 2022, the Company has recorded a deferred tax asset of $6.7 million related to the capitalized R&D expenditures which is offset by a decrease in its net operating loss carryforward.

At December 31, 2022 and 2021, the Company had no recorded liabilities for uncertain tax positions, nor any accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2019 through 2022. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2017.

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
13. Debt

On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all applicable covenants under the Line of Credit as of December 31, 2022 and there were no borrowings outstanding as of December 31, 2022.

14. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Accrued payroll and related benefits	$10,082	$8,536
Accrued sales and other taxes	3,098	2,950
Accrued professional fees and outside contractors	3,057	2,233
Accrued content delivery	5,684	4,190
Accrued other liabilities	4,956	3,016
Total	$26,877	$20,925

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2022	2021	2020
Revenue:
North America	$118,755	$119,079	$107,686
Europe	36,177	37,947	34,001
Japan	21,988	25,272	25,745
Asia Pacific	33,645	28,261	28,984
Other	443	534	937
Total revenue	$211,008	$211,093	$197,353

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $111.8, $111.5 and $99.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. Other than the United States and Japan, no other country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2022 and 2021.

16. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2022, 2021 and 2020, the Company has made contributions to the plan of $770, $412 and $434, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightcove Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.
3.2* (4)	Amended and Restated By-Laws.
4.1* (5)	Form of Common Stock certificate of the Registrant.
4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.
4.3* (7)	Warrant to Purchase Stock dated August 31, 2006 issued by the Registrant to TriplePoint Capital LLC.
4.4* (8)	Brightcove Inc. RSU Inducement Plan.
4.5* (9)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.
4.6* (10)	Brightcove Inc. 2018 Inducement Plan.
4.7* (11)	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.
4.8* (12)	Form of Performance-Based Restricted Stock Unit Agreement under the Brightcove Inc. 2018 Inducement Plan.
4.9* (13)	Description of Capital Stock.
10.1* (14)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.
10.2†* (15)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.
10.3†* (16)	2012 Stock Incentive Plan of the Registrant.
10.4†* (17)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.
10.5† (18)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.6* (19)	Lease dated February 28, 2007 between Mortimer B. Zuckerman, Edward H. Linde and Michael A. Cantalupa, as Trustees of One Cambridge Center Trust and Brightcove Inc., as amended.
10.7* (20)	Lease dated June 15, 2011 between BP Russia Wharf LLC and Brightcove Inc.
10.8* (21)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.
10.9* (22)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.
10.10* (23)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.
10.11* (24)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.

10.12†* (25)	Employment Agreement dated August 8, 2011 between the Registrant and Jeremy Allaire.
10.13†* (26)	Employment Agreement dated August 8, 2011 between the Registrant and David Mendels.
10.14†* (27)	Employment Agreement dated August 8, 2011 between the Registrant and Edward Godin.
10.15†* (28)	Employment Agreement dated August 8, 2011 between the Registrant and Andrew Feinberg.
10.16* (29)	Employment Separation Agreement dated January 2, 2013 between the Registrant and Edward Godin.
10.17†* (30)	Amended and Restated Employment Agreement dated July 25, 2013 between Brightcove Inc. and Jeremy Allaire
10.18†* (31)	Letter Agreement dated August 25, 2014 between the Registrant and Christopher Menard related to Mr. Menard’s resignation and separation from employment with the Registrant.
10.19†* (32)	Employment Agreement dated October 1, 2014 between the Registrant and Jon Corley.
10.20†* (33)	Employment Agreement dated October 1, 2014 between the Registrant and Paul Goetz.
10.21†* (34)	Employment Agreement dated November 3, 2014 between the Registrant and Kevin R. Rhodes.
10.22†* (35)	Non-Employee Director Compensation Policy.
10.23†* (36)	Senior Executive Incentive Bonus Plan.
10.24†* (37)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.
10.25†* (38)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.26†* (39)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
10.27* (40)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
10.28†* (41)	Separation Agreement dated July 24, 2017 between the Registrant and David Mendels.
10.29†* (42)	Amendment to Employment Agreement dated July 24, 2017 between the Registrant and Andrew Feinberg.
10.30†* (43)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.
10.31*† (44)	Amendment to Employment Agreement dated April 11, 2018 between the Registrant and Andrew Feinberg.
10.32*† (45)	Employment Agreement dated April 11, 2018 between the Registrant and Jeff Ray.
10.34†* (46)	Non-Employee Director Compensation Policy, as amended and restated on April 11, 2018.
10.35†* (47)	Employment Agreement dated May 3, 2018 between the Registrant and Robert Noreck.
10.36* (48)	Second Amended and Restated Loan and Security Agreement dated December 14, 2018 between the Registrant and Silicon Valley Bank.
10.37* (49)	First Loan Modification Agreement dated March 29, 2019 between the Registrant and Silicon Valley Bank.
10.38* (50)	Third Loan Modification Agreement dated December 28, 2020 between the Registrant and Silicon Valley Bank.
10.39†* (51)	Brightcove Inc. 2021 Stock Incentive Plan.
10.40†* (52)	Form of Incentive Stock Option Agreement under the Brightcove Inc. 2021 Stock Incentive Plan.
10.41†* (53)	Form of Non-Qualified Stock Option Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.42†* (54)	Form of Non-Qualified Stock Option Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.43†* (55)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan.
10.44†* (56)	Form of Restricted Stock Unit Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.45†* (57)	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan
10.46†* (58)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan
10.47†* (59)	Employment Agreement, dated February 8, 2022 by and between the Company and Marc DeBevoise
10.48*+ (60)	Lease dated November 23, 2021, between 281 Summer Street, LLC and Brightcove Inc.
10.49†* (61)	Transition Agreement, dated October 26, 2021, between Jeff Ray and the Registrant
10.50†* (62)	Brightcove Inc. 2022 Inducement Plan
10.51†* (63)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2022 Inducement Plan

10.52†* (64)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Brightcove Inc. 2022 Inducement Plan
10.53**+	Second Loan Modification Agreement dated July 29, 2019 between the Registrant and Silicon Valley Bank.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on signature page).
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
(58)
Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(59)
Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2022.
(60)
Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2022.
(61)
Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2022.
(62)
Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2022.
(63)
Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2022.
(64)
Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2022.

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

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February, 2023.

BRIGHTCOVE INC.

By:	/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Marc DeBevoise, Robert Noreck and David Plotkin, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Marc DeBevoise Marc DeBevoise	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2023

/s/ Robert Noreck Robert Noreck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023

/s/ Diane Hessan Diane Hessan	Chairman of the Board of Directors	February 23, 2023

/s/ Kristin Frank Kristin Frank	Director	February 23, 2023

/s/ Gary Haroian Gary Haroian	Director	February 23, 2023

/s/ Scott Kurnit Scott Kurnit	Director	February 23, 2023
/s/ Tsedal Neeley Tsedal Neeley	Director	February 23, 2023

/s/ Ritcha Ranjan Ritcha Ranjan	Director	February 23, 2023
/s/ Thomas E. Wheeler Thomas E. Wheeler	Director	February 23, 2023