Form 10-Q
period 2023-03-31
BRIGHTCOVE INC
filed 2023-05-03
CIK 1313275

ne

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 42,857,371 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$12,478	$31,894
Accounts receivable, net of allowance of $343 and $294 at March 31, 2023 and December 31, 2022, respectively	40,623	26,004
Prepaid expenses	9,786	8,700
Other current assets	11,513	10,722
Total current assets	74,400	77,320
Property and equipment, net	42,155	39,677
Operating lease right-of-use asset	18,025	18,671
Intangible assets, net	9,261	10,279
Goodwill	74,859	74,859
Other assets	6,750	7,007
Total assets	$225,450	$227,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,014	$11,326
Accrued expenses	21,692	26,877
Operating lease liability	4,218	4,157
Deferred revenue	71,537	61,597
Total current liabilities	110,461	103,957
Operating lease liability, net of current portion	19,740	20,528
Other liabilities	959	981
Total liabilities	$131,160	125,466
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,992,371 and 42,449,677 shares issued at March 31, 2023 and December 31, 2022, respectively	43	42
Additional paid-in capital	318,293	314,825
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,405)	(1,593)
Accumulated deficit	(221,770)	(210,056)
Total stockholders’ equity	94,290	102,347
Total liabilities and stockholders’ equity	$225,450	$227,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,102	$51,601
Professional services and other revenue	1,961	1,778
Total revenue	49,063	53,379
Cost of revenue:
Cost of subscription and support revenue	18,265	16,982
Cost of professional services and other revenue	2,002	1,998
Total cost of revenue	20,267	18,980
Gross profit	28,796	34,399
Operating expenses:
Research and development	9,866	8,237
Sales and marketing	19,465	18,288
General and administrative	10,064	8,089
Merger-related	145	594
Other expense	—	1,149
Total operating expenses	39,540	36,357
Loss from operations	(10,744)	(1,958)
Other expense, net	(543)	(387)
Loss before income taxes	(11,287)	(2,345)
Provision (benefit) for income taxes	427	(708)
Net loss	$(11,714)	$(1,637)
Net loss per share—basic and diluted
Basic	$(0.28)	$(0.04)
Diluted	$(0.28)	$(0.04)
Weighted-average shares—basic and diluted
Basic	42,528	41,436
Diluted	42,528	41,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(11,714)	$(1,637)
Other comprehensive income:
Foreign currency translation adjustments	188	(243)
Comprehensive loss	$(11,526)	$(1,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	42,449,677	41,384,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	542,694	300,520
Balance, end of period	42,992,371	41,685,163
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$42	$41
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1	—
Common stock issued upon acquisition	—	1
Balance, end of period	$43	$42
Value of treasury stock
Balance, beginning of period	$(871)	$(871)
Balance, end of period	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$314,825	$298,793
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	(226)	100
Stock-based compensation expense	3,694	3,627
Common stock issued upon acquisition		1,986
Balance, end of period	$318,293	$304,506
Accumulated deficit
Balance, beginning of period	$(210,056)	$(201,041)
Net loss	(11,714)	(1,637)
Balance, end of period	$(221,770)	$(202,678)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,593)	$(662)
Foreign currency translation adjustment	188	(243)
Balance, end of period	$(1,405)	$(905)
Total stockholders’ equity	$94,290	$100,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities
Net loss	$(11,714)	$(1,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,949	2,061
Stock-based compensation	3,543	3,479
Provision for reserves on accounts receivable	67	106
Changes in assets and liabilities:
Accounts receivable	(14,713)	(3,802)
Prepaid expenses and other current assets	(986)	(1,550)
Other assets	314	54
Accounts payable	956	347
Accrued expenses	(3,999)	(1,980)
Operating leases	(81)	705
Deferred revenue	10,032	1,527
Net cash used in operating activities	(12,632)	(690)
Investing activities
Cash paid for acquisition, net of cash acquired	—	(13,176)
Purchases of property and equipment	(952)	(1,884)
Capitalized internal-use software costs	(3,930)	(2,882)
Net cash used in investing activities	(4,882)	(17,942)
Financing activities
Proceeds from exercise of stock options	—	100
Deferred acquisition payments	(1,700)	—
Other financing activities	(225)	—
Net cash (used in) provided by financing activities	(1,925)	100
Effect of exchange rate changes on cash and cash equivalents	23	(502)
Net decrease in cash and cash equivalents	(19,416)	(19,034)
Cash and cash equivalents at beginning of period	31,894	45,739
Cash and cash equivalents at end of period	$12,478	$26,705
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$874	$796
Cash paid for income taxes	$505	$216

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2023 and 2022. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2022	$294
Current provision for credit losses	67
Write-offs against allowance	(18)
Balance as of March 31, 2023	$343

Estimated credit losses for unbilled trade accounts receivable were not material.

Other Expense.

Other expense, reflects other operating costs that do not directly relate to research and development, sales and marketing, general and administrative, and merger related. The Company did not incur expenses of this nature during the quarter ended March 31, 2023.

On March 28, 2022, the Chief Executive Officer (“CEO”) of the Company retired. Pursuant to a Transition Agreement that was entered into by the CEO and the Company in October 2021, the Company recorded $1.1 million of expense reflecting both wages and stock compensation in the first quarter of 2022.

Recently Issued and Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements, which amends Accounting Standards Codification ("ASC") 842 with respect to arrangements between related parties under common control. The guidance is effective for interim and annual periods beginning after December 25, 2023, with early adoption permitted. The Company does not expect the impact of the adoption of this standard on the Company’s consolidated financial statements to be material.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2022	$26,004	$1,786	$61,597	$360	$61,957
Balance at March 31, 2023	40,623	1,788	71,537	393	71,930

Revenue recognized for the three months ended March 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $30.5 million. Revenue recognized for the three months ended March 31, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $32.8 million. During the three months ended March 31, 2023, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $12.9 million as of March 31, 2023 and $12.4 million as of December 31, 2022 and are recorded in other current assets and other assets. Amortization expense recognized for the three months ended March 31, 2023 related to costs to obtain a contract was $2.5 million and is included in operating expenses for the respective period. Amortization expense recognized for the three months ended March 31, 2022 related to costs to obtain a contract was $2.5 million and is included in operating expenses for the respective period.

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $181.3 million, of which approximately $129.3 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2024.

4. Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2023 consist of the following:

	March 31, 2023
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$12,436	$12,436
Money market funds	Demand	42	42
Total cash and cash equivalents		$12,478	$12,478

Cash and cash equivalents as of December 31, 2022 consist of the following:

	December 31, 2022
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$31,852	$31,852
Money market funds	Demand	42	42
Total cash and cash equivalents		$31,894	$31,894

5. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2023	2022
Options outstanding	2,979	1,607
Restricted stock units outstanding	6,036	4,589

6. Stock-based Compensation

In 2022, the Company adopted the 2022 Inducement Plan (“2022 Plan”). The 2022 Plan provides for the grant of “employment inducement awards” within the meaning of NASDAQ Listing Rule 5635(c)(4). In connection with the commencement of his employment, the Company granted 800,000 restricted stock units to the CEO under the 2022 Plan, of which 300,000 are subject solely to service-based vesting conditions (the “RSUs”) and 500,000 are subject to both market-based and service-based vesting conditions (the “PSUs”). The RSUs vest in equal annual installments over three years following March 28, 2022.

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

On March 20, 2023, the Company granted 1,563,688 premium-priced options to some of its employees under its 2021 Stock Incentive Plan. The options have a strike price of $7.00 and vest in equal installments over three years following March 10, 2023. The binomial lattice model is used to estimate the fair value of the premium-priced options. The binomial lattice model calculates multiple potential outcomes for option exercises and establishes a fair value based on the most likely outcome. Key assumptions for the binomial lattice model include share price, volatility, the early exercise multiple, risk-free rate, expected dividends, and number of time steps.

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended March 31,
	2023	2022

Weighted-average fair value of options granted during the period	$1.75	$—
Risk-free interest rate	3.4 - 4.8%	—
Expected volatility	47.9 - 55.5%	—
Expected dividend yield	—	—

As of March 31, 2023, there was $39.8 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.77 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$138	$109
Cost of professional services and other revenue	100	119
Research and development	688	722
Sales and marketing	1,169	943
General and administrative	1,448	1,337
Other expense	-	249
	$3,543	$3,479

The following is a summary of the stock option activity during the three months ended March 31, 2023.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	1,419,767	$9.39	3.55	$4.00
Granted	1,563,688	7
Exercised	—	—		—
Canceled	(4,707)	11.15
Outstanding at March 31, 2023	2,978,748	$8.13	6.79	—
Exercisable at March 31, 2023	1,299,755	$9.13	2.91	$—

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2023 of $4.45 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the three months ended March 31, 2023:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,538,349	$8.19	672,858	$8.62	5,211,207	$6.66
Granted	2,249,151	4.69	—	—	2,249,151	4.69
Vested and issued	(548,368)	7.66	—	—	(548,368)	7.66
Canceled	(203,631)	8.49	(155,688)	10.14	(359,319)	9.21
Unvested at March 31, 2023	6,035,501	$6.92	517,170	$8.45	6,552,671	$7.04

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of March 31, 2023 and December 31, 2022, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

During the three months ended March 31, 2022, the Company recorded a benefit of $1.0 million in the U.S. for the release of a portion of the Company’s valuation allowance. This release of the valuation allowance is related to the acquisition of Wicket Labs, Inc. (“Wicket Acquisition”), completed in February 2022, and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for the Company’s pre-existing deferred tax assets.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2023, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all applicable covenants under the Line of Credit as of March 31, 2023 and there were no borrowings outstanding as of March 31, 2023.

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2023	2022
Revenue:
North America	$29,101	$29,461
Europe	8,187	9,105
Japan	5,196	7,261
Asia Pacific	6,494	7,436
Other	85	116
Total revenue	$49,063	$53,379

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $26.9 million and $27.7 million for the three months ended March 31, 2023 and 2022, respectively.

Other than the United States and Japan, no other country contributed more than 10% of the Company's total revenue for the three months ended March 31, 2023 and March 31, 2022.

11. Restructuring

During the three months ended March 31, 2023, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company has incurred approximately $0.4 million in restructuring charges in the three months ended March 31, 2023. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. As of March 31, 2023, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - General and Administrative; $0.1 million – Research and Development; and $0.1 million – Sales and Marketing. The Company paid the entire amount by March 31, 2023.

On April 28, 2023, the Company authorized a restructuring that is designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of the Company's current workforce by approximately 10%. The Company estimates it will incur between $2.0 million and $2.2 million in restructuring charges in the three months ended June 30, 2023 in connection with the Plan. The restructuring charges will primarily reflect post-employment benefits and will be reflected in the Condensed Consolidated Statements of Operations. The Company expects to pay the amounts due as a result of the Plan by September 30, 2023, with the majority expected to be made before June 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share data, unless otherwise noted)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.

Company Overview

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

We sell six core video products that help our customers use video to further their businesses in meaningful ways: (1) Brightcove Video Cloud™, or Video Cloud, our flagship product and the world’s leading online video streaming platform, enables our customers to quickly and easily distribute high-quality video to Internet-connected devices; (2) Brightcove Live™, our industry-leading solution for live streaming, delivers high-quality viewer experiences at scale; (3) Brightcove Beacon®, a purpose-built application that enables companies to launch premium OTT video experiences quickly and cost effectively, across devices and with the flexibility of multiple monetization models; (4) Brightcove Player™, an exceptionally fast, cloud-based technology for creating and managing video experiences; (5) Zencoder®, a powerful, cloud-based video encoding technology; and (6) Brightcove Audience Insights™, a business intelligence platform that provides actionable intelligence on viewers and subscribers.

Customers can complement their use of our core products with modular technologies that provide enhanced capabilities such as (1) innovative ad insertion and video stitching through Brightcove SSAI™; (2) improving their ad monetization strategies to earn more revenue through the use of the Brightcove Ad Monetization™; (3) efficiently managing their video presence across social networks, including Facebook, Twitter, YouTube, and LinkedIn, through the use of Brightcove Social™; (4) an app for creating marketing campaigns with insightful data and industry benchmarks through Brightcove Campaign™; (5) creating branded video experience by accessing templates with built-in best practices through Brightcove Gallery™; and (6) providing tools that enable our customers to make their video experiences interactive for their viewers with interaction options through Brightcove Interactivity.

We have also brought to market several video solutions, which are comprised of a suite of video technologies that address specific customer use-cases and needs: (1) Brightcove Marketing Studio™, which includes Brightcove Video Marketing Suite™, enables marketers to use video to drive brand awareness, engagement and conversion; (2) Brightcove Communications Studio™, which includes Brightcove Enterprise Video Suite™, or Enterprise Video Suite, provides an enterprise-class platform for internal communications, employee training, live streaming, marketing and ecommerce videos; (3) Brightcove CorpTV™ provides a new way to deliver marketing videos, product announcements, training programs, and other live and on-demand content in a branded experience for companies; and (4) Brightcove Virtual Events™ helps brands transform events into bespoke virtual experiences.

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

As of March 31, 2023 and 2022 we had 736 and 678 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue decreased from $51.6 million in the three months ended March 31, 2022 to $47.1 million in the three months ended March 31, 2023, due to a decrease in subscription and support revenue. This decrease was due to a decrease in the average annual subscription revenue per premium customer during the three months ended March 31, 2023 as compared to the prior period and a decrease in premium offering customers.

Included in the consolidated net loss for the three months ended March 31, 2023 was merger-related expense, stock-based compensation expense, amortization of acquired intangible assets, and restructuring expense of $0.1 million, $3.5 million, $1.0 million, and $0.4 million, respectively. Included in the consolidated net income for the three months ended March 31, 2022 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $0.6 million, $3.5 million, and $0.8 million, respectively.

For the three months ended March 31, 2023 and 2022, our revenue derived from customers located outside North America was 41% and 45%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2023	2022
Customers (at period end)
Premium	2,180	2,299
Volume	559	832
Total customers (at period end)	2,739	3,131
Net revenue retention rate	93.7%	97.8%
Recurring dollar retention rate	88.4%	91.0%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$89.4	$96.5
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$3.9	$4.6
Total backlog, excluding professional services engagements (in millions)	$181.3	$159.2
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$129.3	$128.7

•
Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our premium offerings include our premium Video Cloud customers (Enterprise and Pro editions), our Zencoder customers (other than Zencoder customers on month-to-month contracts and pay-as-you-go contracts), our SSAI customers, our Player customers, our OTT Flow customers (OTT Flow is our partner-based OTT platform, which preceded Brightcove Beacon), our Brightcove Virtual Events customers, our Brightcove Marketing Studio customers, our Brightcove Communications Studio customers, our Brightcove Beacon customers, our Brightcove Engage™ customers, our Brightcove CorpTV, and our Brightcove Campaign™ customers. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts.

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased in the three months ended March 31, 2023 compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2023 and beyond as we continue to focus on the market for our premium solutions.

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

Silicon Valley Bank

On March 10, 2023 the Federal Deposit Insurance Corporation ("FDIC") took Silicon Valley Bank ("SVB") into receivership due to SVB's failure. We immediately contacted all our customers who paid us through SVB to halt payments to SVB and to update their remittance information to our other banking partner, Bank of America. Due to standard confirmation procedures and customer payment processes this transition caused a delay in collections of customer invoices as our accounts receivables, net, increased to $40.6 million as of March 31, 2023 as compared to $26.0 million, $31.9 million, $32.6 million and $34.0 million as of December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, respectively. As of March 31, 2023 substantially all of our customers who paid us via SVB had received and/or updated their banking information. We estimate that between $8 and $10 million of receivables that were due as of March 10, 2023 through March 31, 2023 were delayed due to the transition. As of the date of this filing we have collected the majority of receivables due through March 31, 2023. This estimate is based on comparing our historical days-sales-outstanding over the past two years, which ranged between a low of 49 and a high of 57 for an average of 53 days to the days-sales-outstanding of 75 for the three months ended March 31, 2023. Collection activity has resumed at historical levels. As the FDIC fully guaranteed depositors we incurred no losses from the SVB failure. In April 2023 SVB announced that its United States based operations had been acquired by First Citizens Bank. We are currently assessing our overall banking structure and relationships and plan to have a new line of credit established before the current line's maturity in December 2023.

COVID-19 and Geopolitical Events

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

In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. Subsequent to the invasion, the U.S. and other countries imposed economic sanctions against officials, individuals, regions, and industries in Russia, Ukraine and Belarus. We do not have operations or customers in Russia or Ukraine and none of our material vendors source their services to us from Russia or Ukraine. We will continue to monitor the situation and comply with any sanctions and restrictions imposed by the U.S. government

Components of Consolidated Statements of Operations

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

Cost of revenue increased in absolute dollars from the first three months of 2022 to the first three months of 2023. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Expense. Reflects other operating costs that do not directly relate to the operating activities listed above.

Other Expense, net

Other expense consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets at December 31, 2022. We maintain net deferred tax liabilities for temporary differences related to our Japanese subsidiary.

During the three months ended March 31, 2023, we recorded a non-recurring benefit of $1.0 million in the U.S. for the release of a portion of our valuation allowance. This release of the valuation allowance is related to the Wicket Acquisition completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for our pre-existing deferred tax assets.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2023 and 2022, we recorded $3.5 million and $3.5 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the three months ended March 31, 2023, the U.S. dollar increased in value as compared to the foreign currencies in which we conduct business, and our foreign currency-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission on February 23, 2023.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,102	$51,601
Professional services and other revenue	1,961	1,778
Total revenue	49,063	53,379
Cost of revenue:
Cost of subscription and support revenue	18,265	16,982
Cost of professional services and other revenue	2,002	1,998
Total cost of revenue	20,267	18,980
Gross profit	28,796	34,399
Operating expenses:
Research and development	9,866	8,237
Sales and marketing	19,465	18,288
General and administrative	10,064	8,089
Merger-related	145	594
Other expense	—	1,149
Total operating expenses	39,540	36,357
Loss from operations	(10,744)	(1,958)
Other expense, net	(543)	(387)
Loss before income taxes	(11,287)	(2,345)
Provision (benefit) for income taxes	427	(708)
Net loss	$(11,714)	$(1,637)
Net loss per share—basic and diluted
Basic	$(0.28)	$(0.04)
Diluted	$(0.28)	$(0.04)
Weighted-average shares—basic and diluted
Basic	42,528	41,436
Diluted	42,528	41,436

Overview of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Total revenue decreased by 8%, or $4.3 million, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to a decrease in subscription and support revenue of 9% or $4.5 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $4.0 million, or 8%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Professional services and other revenue increased by 10%, or $0.2 million, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

The U.S. dollar has strengthened against the Japanese Yen, British Pound and the Euro when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the three months ended March 31, 2023 would have been approximately $50.3 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $0.7 million, Euro of $0.2 million, and British Pound of $0.3 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $5.6 million, or 16%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease in subscription and support revenue, as well as an increase in amortization expense related to our capitalized internal-use software. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Loss from operations was $10.7 million in the three months ended March 31, 2023 compared to a loss of $2.0 million in the three months ended March 31, 2022. This is primarily due to an increase in operating expenses of $3.2 million, and a decrease in gross profit of $5.6 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Revenue

	Three Months Ended March 31,
	2023		2022		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$48,736	99%	$52,772	99%	$(4,036)	(8)%
Volume	327	1	607	1	(280)	(46)
Total	$49,063	100%	$53,379	100%	$(4,316)	(8)%

During the three months ended March 31, 2023, revenue decreased by $4.3 million, or 8%, compared to the three months ended March 31, 2022, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $4.0 million, or 8%, is the result of a decrease in the number of our customers and in the average revenue per premium customer. The decrease in average revenue per premium customer is due to a decrease in usage-based fees outside of North America. In the three months ended March 31, 2023, volume revenue decreased by $0.3 million, or 46%, compared to the three months ended March 31, 2022, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2023		2022		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$47,102	96%	$51,601	97%	$(4,499)	(9)%
Professional services and other	1,961	4	1,778	300%	183	10
Total	$49,063	100%	$53,379	100%	$(4,316)	-8%

During the three months ended March 31, 2023, subscription and support revenue decreased compared to the three months ended March 31, 2022. Professional services and other revenue increased by $0.2 million, or 10%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2023		2022		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$29,101	59%	$29,461	55%	$(360)	(1)%
Europe	8,187	17	9,105	17	(918)	(10)
Japan	5,196	11	7,261	14	(2,065)	(28)
Asia Pacific	6,494	13	7,436	14	(942)	(13)
Other	85	—	116	—	(31)	(27)
International subtotal	19,962	41	23,918	45	(3,956)	(17)
Total	$49,063	100%	$53,379	100%	$(4,316)	(8)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended March 31, 2023, total revenue for North America decreased by $360, or 1%, compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, total revenue outside of North America decreased by $4.0 million, or 17%, compared to the three months ended March 31, 2022. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period and, to a lesser extent, non-recurring customer events that occurred in the prior period. The decreases in Asia Pacific and Europe were due equally to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Three Months Ended March 31,
	2023		2022		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$18,265	39%	$16,982	33%	$1,283	8%
Professional services and other	2,002	102	1,998	112	4	—
Total	$20,267	41%	$18,980	36%	$1,287	7%

In the three months ended March 31, 2023, cost of subscription and support revenue increased $1.3 million, or 8%, compared to the three months ended March 31, 2022. The increase resulted primarily from an increase in employee-related expenses, amortization of capitalized internal-use software expenses, and network hosting services of $180, $1.3 million, and $690, respectively. These increases were offset by a decrease in content delivery network expenses of $968. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $100.

In the three months ended March 31, 2023, cost of professional services and other revenue did not change materially compared to the three months ended March 31, 2022.

Gross Profit

	Three Months Ended March 31,
	2023		2022		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$28,837	61%	$34,619	67%	$(5,782)	(17)%
Professional services and other	(41)	(2)	(220)	(12)	179	(81)%
Total	$28,796	59%	$34,399	64%	$(5,603)	(16)%

The overall gross profit percentage was 59% and 64% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross profit percentage was due to the aforementioned decreases in subscription and support revenue. Subscription and support gross profit decreased $5.8 million, or 17%, compared to the three months ended March 31, 2022. Professional services and other gross profit increased by $0.2 million, or 81%, compared to the three months ended March 31, 2022. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2023		2022		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$9,866	20%	$8,237	15%	$1,629	20%
Sales and marketing	19,465	40	18,288	34	1,177	6
General and administrative	10,064	21	8,089	15	1,975	24
Merger-related	145	—	594	1	(449)	(76)
Other expense (benefit)	—	—	1,149	2	(1,149)	NM
Total	$39,540	81%	$36,357	68%	$3,183	9%

Research and Development. In the three months ended March 31, 2023, research and development expense increased by $1.6 million , or 20%, compared to the three months ended March 31, 2022 primarily due to an increase in employee-related expenses and amortization of $1.4 million and $181, respectively. We expect research and development costs in absolute dollars to decrease in the second half of 2023.

Sales and Marketing. In the three months ended March 31, 2023, sales and marketing expense increased by $1.2 million, or 6%, compared to the three months ended March 31, 2022 primarily due to an increase in employee-related expenses of $1.5 million. These increases were offset by a decrease in commissions of $207 and various other expenses that, in aggregate, decreased by approximately $100. We expect sales and marketing expense in absolute dollars to decrease in the second half of 2023.

General and Administrative. In the three months ended March 31, 2023, general and administrative increased by $2.0 million or 24%, compared to the three months ended March 31, 2022 primarily due to increases in employee-related expenses, stock-based compensation, recruiting expenses, consultants expenses, contractor expenses, and computer maintenance and support expenses of $600, $111, $120, $426, $479, and $142, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $125. We expect general and administrative expenses in absolute dollars to decrease in the second half of 2023.

Merger-Related. In the three months ended March 31, 2023, merger-related expenses decreased by $449 due to costs incurred in connection with the Wicket Acquisition in 2022.

Other expense. On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total expense of $1.1 million also reflected $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, no balance remains unpaid as of March 31, 2023. In the three months ended March 31, 2023, we did not incur additional other expenses.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2023 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At March 31, 2023 and December 31, 2022, we had $9.2 million and $12.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the quarter ended March 31, 2023, we paid $1.7 million of cash consideration held back to sellers for the satisfaction of certain representations and warranties in relation to the Wicket Acquisition. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2023	2022
	(in thousands)
Cash flows used in operating activities	$(12,632)	$(690)
Cash flows used in investing activities	$(4,882)	$(17,942)
Cash flows (used in) provided by financing activities	$(1,925)	$100

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

Cash flows used in operating activities.

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the three months ended March 31, 2023 was $12.6 million. The cash used in operating activities primarily resulted from net non-cash charges of $7.6 million and net changes in our operating assets and liabilities of $8.5 million, and a net loss of $11.7 million. Net non-cash expenses mainly consisted of $3.9 million for depreciation and amortization and $3.5 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of increases in accounts receivable, prepaid expenses and other current assets, accounts payable, and deferred revenue of $14.7 million, $1.0 million, $1.0 million, and $10.0 million, respectively, offset by decreases in other assets, accrued expenses, and operating leases of $0.3 million, $4.0 million, and $0.1 million, respectively. The primary reason why cash flow from operations decreased was the increase in accounts receivable, net, due to the SVB transition.

Cash flows used in investing activities.

Cash used in investing activities during the three months ended March 31, 2023 was $4.9 million, consisting primarily of $3.9 million for the capitalization of internal-use software costs and $1.0 million in capital expenditures to support the business.

Cash flows used in financing activities.

Cash used in financing activities for the three months ended March 31, 2023 was $1.9 million, primarily from deferred acquisition payments and other financing activities.

Credit facility.

On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of March 31, 2023. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of March 31, 2023.

Net operating loss carryforwards.

As of December 31, 2022, we had federal and state net operating losses of approximately $164.0 million and $82.8 million, respectively, which are available to offset future taxable income, if any, through 2037 and 2041, respectively. We had federal and state net operating losses of approximately $45.7 million and $3.1 million, respectively, which are available to offset future taxable income, if any, indefinitely. We had federal and state research and development tax credits of $9.8 million and $6.0 million, respectively, which expire in various amounts through 2041. Our net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2023 and December 31, 2022.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office, as well as content delivery network services, hosting and other support services. During the second quarter of 2022 we renewed agreements with our primary providers of content delivery network services, hosting and other support services. The terms of the two agreements comprised: 1) a minimum commitment of $90 million over three years and 2) a minimum commitment of $4.8 million over two years. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements, nor do we have any off-balance sheet arrangements.

Our contractual obligations as of December 31, 2022 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2022.

Restructuring

On April 28, 2023, we authorized a restructuring that is designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of our current workforce by approximately 10%. The foregoing discussion and analysis reflects our current estimate as to what the effect of the Plan will be. Please see Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, and Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2023	2022
Revenues generated in locations outside the United States	45%	48%
Revenues in currencies other than the United States dollar (1)	27%	29%
Expenses in currencies other than the United States dollar (1)	17%	16%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Revenues	Expenses	Revenues	Expenses
Euro	7%	0%	7%	0%
British pound	6	6	5	6
Japanese Yen	11	2	14	2
Other	3	9	3	8
Total	27%	17%	29%	16%

As of March 31, 2023 and December 31, 2022, we had $7.1 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other (expense) income, net”, while exchange rate fluctuations on long-term intercompany accounts are recorded as a component of other comprehensive loss, as they are considered part of our net investment.

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the three months ended March 31, 2023 the U.S. dollar has strengthened approximately 9%, 4%, and 12% compared to the British pound, euro and Japanese Yen, respectively, compared to the three months ended March 31, 2022. Relative to foreign currency exposures existing at March 31, 2023, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2023, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.6 million, decreased expenses by $2.0 million and decreased operating income by $0.5 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2023.

Interest rate risk

We had cash and cash equivalents totaling $12.5 million at March 31, 2023. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended March 31,

2023. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2022, under the heading “Part I — Item 1A. Risk Factors,” together with the additional risk factor included below and all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10 and March 12, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of

Silicon Valley Bank (“SVB”) and Signature Bank, respectively, after each bank was unable to continue its operations. We are unable to predict the extent or nature of the impacts of the failures of SVB and Signature Bank and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We are party to an amended and restated loan and security agreement with SVB providing for up to a $30.0 million asset-based line of credit. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our senior leadership team in the past several years, including our CEO. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. While we expect to continue to grow headcount and operations over the long-term, on April 28, 2023, we authorized a restructuring that is designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of the Company's workforce by approximately 10%. We may be unable to effectively manage the organizational changes we are making in connection with the Plan, which could result in difficulty or delays in delivering our products and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, difficulty in attracting new talent and retaining existing employees, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results. Our success will depend in part upon the ability of our senior leadership team to manage the Company effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, to manage the future growth of our business, headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our expected capital investments and future headcount increases will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage organizational changes or future growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

Our Plan and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions.

On April 28, 2023, the Company approved the Plan. The Plan includes a reduction of the Company’s current workforce by approximately 10%. The Company estimates that it will incur charges of approximately $2.0 million to $2.2 million in connection with the Plan, consisting primarily of cash expenditures related to employee severance costs.

The estimates of the charges and expenditures that we expect to incur in connection with the Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may experience delays and incur costs that are greater than we currently expect in connection with the Plan.

The Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the Plan, and the risk that we may not achieve the benefits from the Plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the Plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our Plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Kristin Frank has entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Ms. Frank’s plan is intended to enable her to manage the tax implications associated with the vesting of restricted stock units in 2023. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

BRIGHTCOVE INC.
(Registrant)

Date: May 3, 2023	By:
/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2023	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)