Form 10-Q
period 2023-06-30
BRIGHTCOVE INC
filed 2023-08-02
CIK 1313275

ne

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 43,250,780 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$19,093	$31,894
Accounts receivable, net of allowance of $436 and $294 at June 30, 2023 and December 31, 2022, respectively	29,850	26,004
Prepaid expenses	9,804	8,700
Other current assets	12,476	10,722
Total current assets	71,223	77,320
Property and equipment, net	42,994	39,677
Operating lease right-of-use asset	17,604	18,671
Intangible assets, net	8,244	10,279
Goodwill	74,859	74,859
Other assets	6,285	7,007
Total assets	$221,209	$227,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,752	$11,326
Accrued expenses	19,960	26,877
Operating lease liability	4,384	4,157
Deferred revenue	69,615	61,597
Total current liabilities	109,711	103,957
Operating lease liability, net of current portion	19,060	20,528
Other liabilities	838	981
Total liabilities	$129,609	125,466
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,376,006 and 42,449,677 shares issued at June 30, 2023 and December 31, 2022, respectively	43	42
Additional paid-in capital	321,870	314,825
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,435)	(1,593)
Accumulated deficit	(228,007)	(210,056)
Total stockholders’ equity	91,600	102,347
Total liabilities and stockholders’ equity	$221,209	$227,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$49,013	$52,988	$96,115	$104,589
Professional services and other revenue	1,975	1,459	3,936	3,237
Total revenue	50,988	54,447	100,051	107,826
Cost of revenue:
Cost of subscription and support revenue	16,603	16,943	34,868	33,925
Cost of professional services and other revenue	1,898	1,761	3,900	3,759
Total cost of revenue	18,501	18,704	38,768	37,684
Gross profit	32,487	35,743	61,283	70,142
Operating expenses:
Research and development	10,345	8,372	20,211	16,609
Sales and marketing	19,034	17,961	38,499	36,249
General and administrative	9,405	8,554	19,469	16,643
Merger-related	45	153	190	747
Other expense	—	—	—	1,149
Total operating expenses	38,829	35,040	78,369	71,397
(Loss) income from operations	(6,342)	703	(17,086)	(1,255)
Other expense, net	422	(825)	(121)	(1,212)
Loss before income taxes	(5,920)	(122)	(17,207)	(2,467)
Provision (benefit) for income taxes	317	179	744	(529)
Net loss	$(6,237)	$(301)	$(17,951)	$(1,938)
Net loss per share—basic and diluted
Basic	$(0.14)	$(0.01)	$(0.42)	$(0.05)
Diluted	$(0.14)	$(0.01)	$(0.42)	$(0.05)
Weighted-average shares—basic and diluted
Basic	43,059	41,723	42,795	41,580
Diluted	43,059	41,723	42,795	41,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(6,237)	$(301)	$(17,951)	$(1,938)
Other comprehensive income:
Foreign currency translation adjustments	(30)	(857)	158	(1,100)
Comprehensive loss	$(6,267)	$(1,158)	$(17,793)	$(3,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	42,992,371	41,685,163	42,449,677	41,384,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	383,635	344,412	926,329	644,932
Balance, end of period	43,376,006	42,029,575	43,376,006	42,029,575
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$43	$42	$42	$41
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	1	—
Common stock issued upon acquisition	—	—	—	1
Balance, end of period	$43	$42	$43	$42
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$318,293	$304,506	$314,825	$298,793
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	—	(1)	(226)	99
Stock-based compensation expense	3,608	3,809	7,302	7,435
Withholding tax on restricted stock	(31)	(7)	(31)	(7)
Common stock issued upon acquisition	—	—	—	1,987
Balance, end of period	$321,870	$308,307	$321,870	$308,307
Accumulated deficit
Balance, beginning of period	$(221,770)	$(202,678)	$(210,056)	$(201,041)
Net loss	(6,237)	(301)	(17,951)	(1,938)
Balance, end of period	$(228,007)	$(202,979)	$(228,007)	$(202,979)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,405)	$(905)	$(1,593)	$(662)
Foreign currency translation adjustment	(30)	(857)	158	(1,100)
Balance, end of period	$(1,435)	$(1,762)	$(1,435)	$(1,762)
Total stockholders’ equity	$91,600	$102,737	$91,600	$102,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities
Net loss	$(17,951)	$(1,938)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,008	4,227
Stock-based compensation	7,030	7,123
Provision for reserves on accounts receivable	222	70
Changes in assets and liabilities:
Accounts receivable	(4,219)	(2,394)
Prepaid expenses and other current assets	(1,882)	(2,612)
Other assets	802	161
Accounts payable	3,376	(834)
Accrued expenses	(5,474)	(1,183)
Operating leases	(174)	4,007
Deferred revenue	8,440	2,630
Net cash (used in) provided by operating activities	(1,822)	9,257
Investing activities
Cash paid for acquisition, net of cash acquired	—	(13,176)
Purchases of property and equipment	(1,328)	(1,884)
Capitalized internal-use software costs	(7,233)	(2,882)
Net cash used in investing activities	(8,561)	(17,942)
Financing activities
Proceeds from exercise of stock options	—	100
Deferred acquisition payments	(1,700)	—
Other financing activities	(256)	(7)
Net cash (used in) provided by financing activities	(1,956)	93
Effect of exchange rate changes on cash and cash equivalents	(462)	(1,800)
Net decrease in cash and cash equivalents	(12,801)	(10,392)
Cash and cash equivalents at beginning of period	31,894	45,739
Cash and cash equivalents at end of period	$19,093	$35,347
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,804	$1,270
Cash received for lease inducement	—	2,772
Cash paid for income taxes	$821	$275

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2023 and 2022. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2022	$294
Current provision for credit losses	222
Write-offs against allowance	(80)
Balance as of June 30, 2023	$436

Estimated credit losses for unbilled trade accounts receivable were not material.

Other Expense.

Other expense, reflects other operating costs that do not directly relate to research and development, sales and marketing, general and administrative, and merger related. The Company did not incur expenses of this nature during the three and six months ended June 30, 2023.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2022	$26,004	$1,786	$61,597	$360	$61,957
Balance at June 30, 2023	29,850	2,266	69,615	257	69,872

Revenue recognized for the three and six months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $17.0 million and $47.6 million, respectively. Revenue recognized for the three and six months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $15.3 million and $48.1 million, respectively. During the three and six months ended June 30, 2023, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $13.2 million as of June 30, 2023 and $12.4 million as of December 31, 2022 and are recorded in other current assets and other assets. Amortization expense recognized for the three and six months ended June 30, 2023 related to costs to obtain a contract was $2.5 million and $5.0 million, respectively, and is included in operating expenses for the respective period. Amortization expense recognized for the three and six months ended June 30, 2022 related to costs to obtain a contract was $2.6 million and $5.1 million, respectively, and is included in operating expenses for the respective period.

Transaction Price Allocated to Future Performance Obligations

As of June 30, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $176.7 million, of which approximately $124.8 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by June 2026.

4. Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2023 consist of the following:

	June 30, 2023
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$19,050	$19,050
Money market funds	Demand	43	43
Total cash and cash equivalents		$19,093	$19,093

Cash and cash equivalents as of December 31, 2022 consist of the following:

	December 31, 2022
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$31,852	$31,852
Money market funds	Demand	42	42
Total cash and cash equivalents		$31,894	$31,894

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

The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2023	2022	2023	2022
Options outstanding	2,939	1,548	2,939	1,548
Restricted stock units outstanding	6,198	5,892	6,198	5,892

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

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Weighted-average fair value of options granted during the period	$—	$—	$1.75	$—
Risk-free interest rate	—	—	3.4 - 4.8%	—
Expected volatility	—	—	47.9 - 55.5%	—
Expected dividend yield	—	—	—	—

As of June 30, 2023, there was $34.6 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.66 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$129	$144	$267	$253
Cost of professional services and other revenue	92	139	192	258
Research and development	551	935	1,239	1,657
Sales and marketing	931	899	2,100	1,842
General and administrative	1,784	1,527	3,232	2,864
Other expense	-	—	-	249
	$3,487	$3,644	$7,030	$7,123

The following is a summary of the stock option activity during the six months ended June 30, 2023.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	1,419,767	$9.39	3.55	$4.00
Granted	1,563,688
Exercised	—	—		—
Canceled	(44,563)	10.72
Outstanding at June 30, 2023	2,938,892	$8.10	6.55	—
Exercisable at June 30, 2023	1,313,886	$9.19	2.72	$—

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2023 of $4.01 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the six months ended June 30, 2023:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,538,349	$8.19	672,858	$8.62	5,211,207	$8.27
Granted	2,777,229	4.69	—	—	2,777,229	4.69
Vested and issued	(932,003)	8.32	—	—	(932,003)	8.32
Canceled	(703,107)	8.15	(155,688)	10.14	(858,795)	8.51
Unvested at June 30, 2023	5,680,468	$6.46	517,170	$8.45	6,197,638	$6.63

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of June 30, 2023 and December 31, 2022, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

During the six months ended June 30, 2022, the Company recorded a benefit of $1.0 million in the U.S. for the release of a portion of the Company’s valuation allowance. This release of the valuation allowance is related to the acquisition of Wicket Labs, Inc. (“Wicket Acquisition”), completed in February 2022, and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for the Company’s pre-existing deferred tax assets.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2023, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On December 28, 2020, the Company entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the greater of (A) the prime rate and (B) 4%, and (ii) for LIBOR advances, the greater of (A) the LIBOR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If the outstanding principal during any month is at least $15.0 million, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on December 28, 2023. The Company was in compliance with all applicable covenants under the Line of Credit as of June 30, 2023 and there were no borrowings outstanding as of June 30, 2023.

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
North America	$30,694	$30,019	$59,795	$59,480
Europe	7,915	10,128	16,102	19,233
Japan	4,928	5,077	10,124	12,338
Asia Pacific	7,366	9,060	13,860	16,496
Other	85	163	170	279
Total revenue	$50,988	$54,447	$100,051	$107,826

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $28.6 million and $28.2 million for the three months ended June 30, 2023 and 2022, respectively. Revenue from customers located in the United States was $55.5 million and $55.9 million for the six months ended June 30, 2023 and 2022, respectively.

Other than the United States and Japan, no other country contributed more than 10% of the Company's total revenue for the three and six months ended June 30, 2023 and June 30, 2022.

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

On April 28, 2023, the Company authorized a restructuring that is designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of the Company's current workforce by approximately 10%. The Company has incurred approximately $2.3 million in restructuring charges in the three months ended June 30, 2023 in connection with the Plan. The restructuring charges reflect post-employment benefits. For the three months ended June 30, 2023 the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $1.1 million in Sales and Marketing; $0.8 million in Research and Development; $0.3 million in General and administrative and $0.1 million in Cost of Revenue. The Company has paid approximately $1.8 million of the restructuring charges as of June 30, 2023 and expects to pay the remaining amounts by September 30, 2023.

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

As of June 30, 2023 and 2022, we had 682 and 703 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue decreased from $107.8 million in the six months ended June 30, 2022 to $100.1 million in the six months ended June 30, 2023, due to a decrease in subscription and support revenue. This decrease was due to a decrease in the average annual subscription revenue per premium customer during the six months ended June 30, 2023 as compared to the prior period and a decrease in premium offering customers.

Included in the consolidated net loss for the six months ended June 30, 2023 was merger-related expense, stock-based compensation expense, amortization of acquired intangible assets, and restructuring expense of $0.2 million, $7.0 million, $2.0 million, and $2.3 million, respectively. Included in the consolidated net loss for the six months ended June 30, 2022 was merger-related expense, stock-based compensation expense and amortization of acquired intangible assets of $0.7 million, $7.1 million, and $1.5 million, respectively.

For the three months ended June 30, 2023 and 2022, our revenue derived from customers located outside North America was 40% and 45%, respectively. For the six months ended June 30, 2023 and 2022, our revenue derived from customers located outside of North Americas was 40% and 44%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2023	2022
Customers (at period end)
Premium	2,131	2,301
Volume	560	636
Total customers (at period end)	2,691	2,937
Net revenue retention rate	94.5%	96.4%
Recurring dollar retention rate	86.3%	87.5%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$93.0	$96.6
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.1	$4.2
Total backlog, excluding professional services engagements (in millions)	$176.7	$151.9
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$124.8	$121.6

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

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased in the six months ended June 30, 2023 compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2023 and beyond as we continue to focus on the market for our premium solutions.

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

Restructuring

On April 28, 2023, we authorized a restructuring that was designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan included a reduction of our workforce by approximately 10%. The $2.3 million in restructuring charges recorded in the three months ended June 30, 2023 reflect post-employment benefits. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $1.1 million in Sales and Marketing; $0.8 million in Research and Development; $0.3 million in General and administrative and $0.1 million in Cost of Revenue.

COVID-19 and Geopolitical Events

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, such as continued Russian military action against Ukraine, the conditions of the COVID-19 pandemic and its aftermath, and other impacts from the macroeconomic environment have, and could continue to, affect our business, financial condition and results of operations. While we have continued to invest in business growth, our business is dependent on many factors and these macroeconomic conditions have caused and may in the future affect the rate of spending on software products and the demand for video to support virtual events.

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

Cost of revenue increased in absolute dollars from the first six months of 2022 to the first six months of 2023. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

During the first quarter of 2022, we recorded a non-recurring benefit of $1.0 million in the U.S. for the release of a portion of our valuation allowance. This release of the valuation allowance is related to the Wicket Acquisition completed in February 2022 and the creation of deferred tax liabilities in purchase accounting that serve as a source of income for our pre-existing deferred tax assets.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2023 and 2022, we recorded $3.5 million and $3.6 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2023 and 2022, we recorded $7.0 million and $7.1 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the six months ended June 30, 2023, the U.S. dollar increased in value as compared to the Japanese Yen, and our Japanese Yen-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$49,013	$52,988	$96,115	$104,589
Professional services and other revenue	1,975	1,459	3,936	3,237
Total revenue	50,988	54,447	100,051	107,826
Cost of revenue:
Cost of subscription and support revenue	16,603	16,943	34,868	33,925
Cost of professional services and other revenue	1,898	1,761	3,900	3,759
Total cost of revenue	18,501	18,704	38,768	37,684
Gross profit	32,487	35,743	61,283	70,142
Operating expenses:
Research and development	10,345	8,372	20,211	16,609
Sales and marketing	19,034	17,961	38,499	36,249
General and administrative	9,405	8,554	19,469	16,643
Merger-related	45	153	190	747
Other expense	—	—	—	1,149
Total operating expenses	38,829	35,040	78,369	71,397
Loss from operations	(6,342)	703	(17,086)	(1,255)
Other expense, net	422	(825)	(121)	(1,212)
Loss before income taxes	(5,920)	(122)	(17,207)	(2,467)
Provision (benefit) for income taxes	317	179	744	(529)
Net loss	$(6,237)	$(301)	$(17,951)	$(1,938)
Net loss per share—basic and diluted
Basic	$(0.14)	$(0.01)	$(0.42)	$(0.05)
Diluted	$(0.14)	$(0.01)	$(0.42)	$(0.05)
Weighted-average shares—basic and diluted
Basic	43,059	41,723	42,795	41,580
Diluted	43,059	41,723	42,795	41,580

Overview of Results of Operations for the Three Months Ended June 30, 2023 and 2022

Total revenue decreased by 6%, or $3.5 million, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to a decrease in subscription and support revenue of 8% or $4.0 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $3.4 million, or 6%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. Professional services and other revenue increased by 35%, or $0.5 million, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the three months ended June 30, 2023 would have been approximately $51.6 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $0.6 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $3.3 million, or 9%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the decrease in usage-based fees in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $6.3 million in the three months ended June 30, 2023 compared to a profit of $0.7 million in the three months ended June 30, 2022. This is primarily due to an increase in operating expenses of $3.8 million, primarily due to restructuring charges of $2.3 million, and the aforementioned decrease in gross profit of $3.3 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Revenue

	Three Months Ended June 30,
	2023		2022		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$50,643	99%	$53,998	99%	$(3,355)	(6)%
Volume	345	1	449	1	(104)	(23)
Total	$50,988	100%	$54,447	100%	$(3,459)	(6)%

During the three months ended June 30, 2023, revenue decreased by $3.5 million, or 6%, compared to the three months ended June 30, 2022, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $3.4 million, or 6%, is the result of a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. In the three months ended June 30, 2023, volume revenue decreased by $0.1 million, or 23%, compared to the three months ended June 30, 2022, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2023		2022		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$49,013	96%	$52,988	97%	$(3,975)	(8)%
Professional services and other	1,975	4	1,459	3	516	35
Total	$50,988	100%	$54,447	100%	$(3,459)	-6%

During the three months ended June 30, 2023, subscription and support revenue decreased compared to the three months ended June 30, 2022 primarily due to a decrease in revenue from our premium offerings as described above. Professional services and other revenue increased by $0.5 million, or 35%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2023		2022		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,694	60%	$30,019	55%	$675	2%
Europe	7,915	16	10,128	19	(2,213)	(22)
Japan	4,928	10	5,077	9	(149)	(3)
Asia Pacific	7,366	14	9,060	17	(1,694)	(19)
Other	85	—	163	0	(78)	(48)
International subtotal	20,294	40	24,428	45	(4,134)	(17)
Total	$50,988	100%	$54,447	100%	$(3,459)	(6)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended June 30, 2023, total revenue for North America increased by $0.7 million, or 2%, compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, total revenue outside of North America decreased by $4.1 million, or 17%, compared to the three months ended June 30, 2022. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period.

The decreases in Asia Pacific and Europe were due equally to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Three Months Ended June 30,
	2023		2022		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,603	34%	$16,943	32%	$(340)	(2)%
Professional services and other	1,898	96	1,761	121	137	8
Total	$18,501	36%	$18,704	34%	$(203)	(1)%

In the three months ended June 30, 2023, cost of subscription and support revenue decreased $0.3 million, or 2%, compared to the three months ended June 30, 2022. The decrease resulted primarily from a decrease in content delivery network expense of $1.7 million, offset by an increase in amortization expense of $1.3 million. The remaining decrease was due to various other expenses that, in aggregate, decreased by approximately $60.

In the three months ended June 30, 2023, cost of professional services and other revenue increased $0.1 million, or 8%, compared to the three months ended June 30, 2022. The increase resulted primarily from an increase in contractor expenses of $304, offset by a decrease in employee-related expenses of $84. The remaining decrease was due to various other expenses that, in aggregate, decreased by approximately $83.

Gross Profit

	Three Months Ended June 30,
	2023		2022		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$32,410	66%	$36,045	68%	$(3,635)	(10)%
Professional services and other	77	4	(302)	(21)	379	125
Total	$32,487	64%	$35,743	66%	$(3,256)	(9)%

The overall gross profit percentage was 64% and 66% for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross profit percentage was due to the aforementioned decreases in subscription and support revenue. Subscription and support gross profit decreased $3.6 million, or 10%, compared to the three months ended June 30, 2022. Professional services and other gross profit increased by $0.4 million, or 125%, compared to the three months ended June 30, 2022. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2023		2022		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$10,345	20%	$8,372	15%	$1,973	24%
Sales and marketing	19,034	37	17,961	33	1,073	6
General and administrative	9,405	18	8,554	16	851	10
Merger-related	45	—	153	—	(108)	(71)
Total	$38,829	76%	$35,040	64%	$3,789	11%

Research and Development. In the three months ended June 30, 2023, research and development expense increased by $2.0 million, or 24%, compared to the three months ended June 30, 2022 primarily due to an increase in employee-related expenses of $2.2 million, which includes $0.8 million of restructuring charges, offset by a decrease in contractor expenses of $125. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $68. We expect research and development costs in absolute dollars to decrease in the second half of 2023.

Sales and Marketing. In the three months ended June 30, 2023, sales and marketing expense increased by $1.1 million, or 6%, compared to the three months ended June 30, 2022 primarily due to an increase in employee-related expenses of $1.2 million which includes $1.1 million of restructuring charges. This increase was offset by a decrease in various other expenses that, in aggregate, decreased by approximately $100. We expect sales and marketing expense in absolute dollars to decrease in the second half of 2023.

General and Administrative. In the three months ended June 30, 2023, general and administrative increased by $0.9 million, or 10%, compared to the three months ended June 30, 2022 primarily due to increases in employee-related expenses, stock-based compensation, dues and subscriptions expenses, and bad debt expense of $209, 258, $163, and $191, respectively. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $30. We expect general and administrative expenses in absolute dollars to decrease in the second half of 2023.

Merger-Related. In the three months ended June 30, 2023, merger-related expenses decreased by $108, or 71%, due to costs incurred in connection with the Wicket Acquisition in 2022 which did not recur in 2023.

Overview of Results of Operations for the Six Months Ended June 30, 2023 and 2022

Total revenue decreased by 7%, or $7.8 million, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to a decrease in subscription and support revenue of 8% or $8.5 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $7.4 million, or 7%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Professional services and other revenue increased by 22%, or $0.7 million, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the six months ended June 30, 2023 would have been approximately $101.9 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $1.3 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $8.9 million, or 13%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a decrease in subscription and support revenue, as well as an increase in amortization expense related to our capitalized internal-use software. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $17.1 million in the six months ended June 30, 2023 compared to a loss from operations of $1.3 million in the six months ended June 30, 2022. This is primarily due to an increase in operating expenses of $7.0 million, and a decrease in gross profit of $8.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Revenue

	Six Months Ended June 30,
	2023		2022		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$99,379	99%	$106,770	99%	$(7,391)	(7)%
Volume	672	1	1,056	1	(384)	(36)
Total	$100,051	100%	$107,826	100%	$(7,775)	(7)%

During the six months ended June 30, 2023, revenue decreased by $7.8 million, or 7%, compared to the six months ended June 30, 2022, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $7.4 million, or 7%, is the result of a decrease in the number of our customers and in the average revenue per premium customer. The decrease in average revenue per premium customer is due to a decrease in usage-based fees outside of North America. In the six months ended June 30, 2023, volume revenue decreased by $0.4 million, or 36%, compared to the six months ended June 30, 2022, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2023		2022		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$96,115	96%	$104,589	97%	$(8,474)	(8)%
Professional services and other	3,936	4	3,237	3	699	22
Total	$100,051	100%	$107,826	100%	$(7,775)	(7)%

During the six months ended June 30, 2023, subscription and support revenue decreased by $8.5 million, or 8%, compared to the six months ended June 30, 2022, due to the aforementioned decrease in revenue premium offerings outside North America. Professional services and other revenue increased by $0.7 million, or 22%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2023		2022		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$59,795	60%	$59,480	55%	$315	1%
Europe	16,102	16	19,233	18	(3,131)	(16)
Japan	10,124	10	12,338	11	(2,214)	(18)
Asia Pacific	13,860	14	16,496	15	(2,636)	(16)
Other	170	—	279	0	(109)	(39)
International subtotal	40,256	40	48,346	44	(8,090)	(17)
Total	$100,051	100%	$107,826	100%	$(7,775)	(7)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the six months ended June 30, 2023, total revenue for North America increased by $315, or 1%, compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, total revenue outside of North America decreased by $8.1 million, or 17%, compared to the six months ended June 30, 2022. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period and, to a lesser extent, non-recurring customer events that occurred in the prior period. The decreases in Asia Pacific and Europe were due equally to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Six Months Ended June 30,
	2023		2022		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$34,868	36%	$33,925	32%	$943	3%
Professional services and other	3,900	99	3,759	116	141	4
Total	$38,768	39%	$37,684	35%	$1,084	3%

In the six months ended June 30, 2023, cost of subscription and support revenue increased $0.9 million, or 3%, compared to the six months ended June 30, 2022. The increase resulted primarily from an increase in employee-related expenses, amortization of capitalized internal-use software expenses, and network hosting services of $442, $2.6 million, and $676, respectively. These increases were offset by a decrease in content delivery network expenses of $2.6 million. The remaining increase offset by various other expenses that, in aggregate, increased by approximately $110.

In the six months ended June 30, 2023, cost of professional services and other revenue increased $0.1 million, or 4%, compared to the six months ended Jun 30, 2022. The increase resulted primarily from an increase in contractor expenses of $495, offset by a decrease in employee-related expenses of $210. The remaining increase was offset by various other expenses that, in aggregate, decreased by $145.

Gross Profit

	Six Months Ended June 30,
	2023		2022		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$61,247	64%	$70,664	68%	$(9,417)	(13)%
Professional services and other	36	1	(522)	(16)	558	107
Total	$61,283	61%	$70,142	65%	$(8,859)	(13)%

The overall gross profit percentage was 61% and 65% for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross profit percentage was due to the aforementioned decreases in subscription and support revenue. Subscription and support gross profit decreased $9.4 million, or 13%, compared to the six months ended June 30, 2022. Professional services and other gross profit increased by $0.6 million, or 107%, compared to the six months ended June 30, 2022. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2023		2022		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$20,211	20%	$16,609	15%	$3,602	22%
Sales and marketing	38,499	38	36,249	34	2,250	6
General and administrative	19,469	19	16,643	15	2,826	17
Merger-related	190	—	747	1	(557)	(75)
Other expense (benefit)	—	—	1,149	1	(1,149)	(100)

Research and Development. In the six months ended June 30, 2023, research and development expense increased by $3.6 million, or 22%, compared to the six months ended June 30, 2022 primarily due to an increase in employee-related expenses of $3.6 million, which includes $1.0 million of restructuring charges. We expect research and development costs in absolute dollars to decrease in the second half of 2023.

Sales and Marketing. In the six months ended June 30, 2023, sales and marketing expense increased by $2.3 million, or 6%, compared to the six months ended June 30, 2022 primarily due to an increase in employee-related expenses, agency expenses, and travel expenses of $2.6 million, $522, and $486, respectively. The $2.6 million increase in employee-related expenses reflects $1.2 million in restructuring charges These increases were offset by a decrease in marketing program expenses of $1.1 million and various other expenses that, in aggregate, decreased by approximately $250. We expect sales and marketing expense in absolute dollars to decrease in the second half of 2023.

General and Administrative. In the six months ended June 30, 2023, general and administrative increased by $2.8 million, or 17%, compared to the six months ended June 30, 2022 primarily due to increases in employee-related expenses, stock-based compensation, travel expenses, contractor expenses, outside accounting and legal fees, computer maintenance and support expenses, dues and subscriptions expenses, and bad debt expense of $808, $369, $198, $354, $448, $162, $161, and 152, respectively. The $808 increase in employee-related expenses reflects approximately $500 in restructuring charges. These increases were offset by various other expenses that, in aggregate, decreased by approximately $173. We expect general and administrative expenses in absolute dollars to decrease in the second half of 2023.

Merger-Related. In the six months ended June 30, 2023, merger-related expenses decreased by $557, or 75%, due to costs incurred in connection with the Wicket Acquisition in 2022 which did not recur in 2023.

Other expense. On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total expense of $1.1 million also reflected $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, no balance remains unpaid as of June 30, 2023. In the six months ended June 30, 2023, we did not incur additional other expenses.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2023 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At June 30, 2023 and December 31, 2022, we had $9.0 million and $12.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the quarter ended March 31, 2023, we paid $1.7 million of cash consideration held back to sellers for the satisfaction of certain representations and warranties in relation to the Wicket Acquisition. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2023	2022
	(in thousands)
Cash flows (used in) provided by operating activities	$(1,822)	$9,257
Cash flows used in investing activities	$(8,561)	$(17,942)
Cash flows (used in) provided by financing activities	$(1,956)	$93

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

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the six months ended June 30, 2023 was $1.8 million. The cash used in operating activities primarily resulted from net non-cash charges of $15.3 million and net changes in our operating assets and liabilities of $0.9 million, and a net loss of $18.0 million. Net non-cash expenses mainly consisted of $8.0 million for depreciation and amortization and $7.0 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of increases in accounts receivable, prepaid expenses and other current assets, of $4.2 million, $1.9 million, respectively, as well as decreases in accrued expenses of $5.5 million. These cash outflows were offset by increases in deferred revenue and accounts payable of $8.4 million and $3.4 million, respectively. The decrease in cash flow provided by operating activities in the six months ended June 30, 2023 compared to the prior period is primarily due to the increase in net loss.

Cash flows used in investing activities.

Cash used in investing activities during the six months ended June 30, 2023 was $8.6 million, consisting primarily of $7.2 million for the capitalization of internal-use software costs and $1.3 million in capital expenditures to support the business. The decrease in cash flows used in investing activities is primarily due to the acquisition of Wicket Labs in 2022.

Cash flows used in financing activities.

Cash used in financing activities for the six months ended June 30, 2023 was $1.9 million, primarily from deferred acquisition payments and other financing activities.

Credit facility.

On December 28, 2020, we entered into an amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of June 30, 2023. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of June 30, 2023.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2023 and December 31, 2022.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2023	2022
Revenues generated in locations outside the United States	44%	48%
Revenues in currencies other than the United States dollar (1)	25%	27%
Expenses in currencies other than the United States dollar (1)	18%	18%

	Six Months Ended June 30,
	2023	2022
Revenues generated in locations outside the United States	45%	48%
Revenues in currencies other than the United States dollar (1)	25%	28%
Expenses in currencies other than the United States dollar (1)	17%	16%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	9%	2%
British pound	6	6	6	5
Japanese Yen	10	2	9	2
Other	3	9	3	9
Total	25%	18%	27%	18%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	8%	1%
British pound	6	6	6	5
Japanese Yen	10	2	11	2
Other	3	8	3	8
Total	25%	17%	28%	16%

As of June 30, 2023 and December 31, 2022, we had $6.4 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the six months ended June 30, 2023 the U.S. dollar has strengthened approximately 5%, 1%, and 11% compared to the British pound, euro and Japanese Yen, respectively, compared to the six months ended June 30, 2022. Relative to foreign currency exposures existing at June 30, 2023, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2023, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.0 million, decreased expenses by $4.2 million and decreased operating income by $0.9 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2023.

Interest rate risk

We had cash and cash equivalents totaling $19.1 million at June 30, 2023. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended June 30, 2023. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. In March and May of 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank, respectively, after each bank was unable to continue its operations. We cannot predict the impact that the continued high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our senior leadership team in the past several years, including our CEO. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. While we expect to continue to grow headcount and operations over the long-term, on April 28, 2023, we authorized, and on May 3, 2023, we implemented, a restructuring that was designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of the Company's workforce by approximately 10%. We may be unable to effectively manage the organizational changes we are making in connection with the Plan, which could result in difficulty or delays in delivering our products and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, difficulty in attracting new talent and retaining existing employees, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results. Our success will depend in part upon the ability of our senior leadership team to manage the Company effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

The Company recorded $2.3 million in restructuring changes in connection with the Plan, consisting primarily of cash expenditures related to employee severance costs.

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

On June 13, 2023, Ms. Kristin Frank, a member of the Board, terminated a trading arrangement she had previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Ms. Frank’s Rule 10b5-1 Trading Plan was adopted on March 14, 2023, solely to enable her to manage the tax implications associated with the vesting of restricted stock units in 2023. Ms. Frank’s plan was set to terminate no later than June 30, 2023, and provided for the sale of 40% of the net vested shares received in connection with the vesting of restricted stock units in 2023. As of the date of termination of her Rule 10b5-1 Trading Plan, Ms. Frank had sold 8,058 shares of common stock under its terms.

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

BRIGHTCOVE INC.
(Registrant)

Date: August 2, 2023	By:
/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)