Form 10-Q
period 2023-09-30
BRIGHTCOVE INC
filed 2023-11-01
CIK 1313275

lane

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, there were 43,472,029 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$16,422	$31,894
Accounts receivable, net of allowance of $269 and $294 at September 30, 2023 and December 31, 2022, respectively	30,262	26,004
Prepaid expenses	7,537	8,700
Other current assets	12,206	10,722
Total current assets	66,427	77,320
Property and equipment, net	42,730	39,677
Operating lease right-of-use asset	16,823	18,671
Intangible assets, net	7,290	10,279
Goodwill	74,859	74,859
Other assets	6,016	7,007
Total assets	$214,145	$227,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,857	$11,326
Accrued expenses	17,519	26,877
Operating lease liability	4,403	4,157
Deferred revenue	67,248	61,597
Total current liabilities	103,027	103,957
Operating lease liability, net of current portion	18,143	20,528
Other liabilities	673	981
Total liabilities	$121,843	$125,466
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,600,854 and 42,449,677 shares issued at September 30, 2023 and December 31, 2022, respectively	44	42
Additional paid-in capital	325,402	314,825
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,845)	(1,593)
Accumulated deficit	(230,428)	(210,056)
Total stockholders’ equity	92,302	102,347
Total liabilities and stockholders’ equity	$214,145	$227,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$48,571	$51,814	$144,686	$156,403
Professional services and other revenue	2,409	2,130	6,345	5,367
Total revenue	50,980	53,944	151,031	161,770
Cost of revenue:
Cost of subscription and support revenue	16,892	18,247	51,760	52,172
Cost of professional services and other revenue	2,369	1,816	6,269	5,575
Total cost of revenue	19,261	20,063	58,029	57,747
Gross profit	31,719	33,881	93,002	104,023
Operating expenses:
Research and development	8,730	7,931	28,941	24,540
Sales and marketing	17,222	19,023	55,721	55,272
General and administrative	7,941	7,748	27,410	24,391
Merger-related	117	—	307	747
Other expense	—	—	—	1,149
Total operating expenses	34,010	34,702	112,379	106,099
Loss from operations	(2,291)	(821)	(19,377)	(2,076)
Other income (expense), net	130	(668)	9	(1,880)
Loss before income taxes	(2,161)	(1,489)	(19,368)	(3,956)
Loss (benefit) from provision for income taxes	260	191	1,004	(338)
Net loss	$(2,421)	$(1,680)	$(20,372)	$(3,618)
Net loss per share—basic and diluted
Basic	$(0.06)	$(0.04)	$(0.47)	$(0.09)
Diluted	$(0.06)	$(0.04)	$(0.47)	$(0.09)
Weighted-average shares—basic and diluted
Basic	43,332	41,972	42,976	41,712
Diluted	43,332	41,972	42,976	41,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(2,421)	$(1,680)	$(20,372)	$(3,618)
Other comprehensive income:
Foreign currency translation adjustments	(410)	(716)	(252)	(1,816)
Comprehensive loss	$(2,831)	$(2,396)	$(20,624)	$(5,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	43,376,006	42,029,575	42,449,677	41,384,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	224,848	163,929	1,151,177	808,861
Balance, end of period	43,600,854	42,193,504	43,600,854	42,193,504
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$43	$42	$42	$41
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1	—	2	—
Common stock issued upon acquisition	—	—	—	1
Balance, end of period	$44	$42	$44	$42
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$321,870	$308,314	$314,825	$298,793
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	—	(8)	(1)	91
Stock-based compensation expense	3,532	2,977	10,834	10,412
Withholding tax on restricted stock	—	—	(256)	—
Common stock issued upon acquisition	—	—	—	1,987
Balance, end of period	$325,402	$311,283	$325,402	$311,283
Accumulated deficit
Balance, beginning of period	$(228,007)	$(202,979)	$(210,056)	$(201,041)
Net loss	(2,421)	(1,680)	(20,372)	(3,618)
Balance, end of period	$(230,428)	$(204,659)	$(230,428)	$(204,659)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,435)	$(1,762)	$(1,593)	$(662)
Foreign currency translation adjustment	(410)	(716)	(252)	(1,816)
Balance, end of period	$(1,845)	$(2,478)	$(1,845)	$(2,478)
Total stockholders’ equity	$92,302	$103,317	$92,302	$103,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating activities
Net loss	$(20,372)	$(3,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,244	7,141
Stock-based compensation	10,440	9,969
Provision for reserves on accounts receivable	138	166
Changes in assets and liabilities:
Accounts receivable	(4,556)	(1,871)
Prepaid expenses and other current assets	(684)	(1,351)
Other assets	1,042	38
Accounts payable	3,065	863
Accrued expenses	(6,737)	(242)
Operating leases	(291)	5,202
Deferred revenue	6,017	3,452
Net cash provided by operating activities	306	19,749
Investing activities
Cash paid for acquisition, net of cash acquired	—	(13,215)
Purchases of property and equipment	(2,820)	(8,617)
Capitalized internal-use software costs	(10,037)	(9,678)
Net cash used in investing activities	(12,857)	(31,510)
Financing activities
Proceeds from exercise of stock options	—	142
Deferred acquisition payments	(1,700)	—
Other financing activities	(256)	(50)
Net cash (used in) provided by financing activities	(1,956)	92
Effect of exchange rate changes on cash and cash equivalents	(965)	(2,722)
Net decrease in cash and cash equivalents	(15,472)	(14,391)
Cash and cash equivalents at beginning of period	31,894	45,739
Cash and cash equivalents at end of period	$16,422	$31,348
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$2,751	$1,548
Cash received for lease inducement	—	3,437
Cash paid for income taxes	$1,197	$527

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2023 and 2022. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2022	$294
Current provision for credit losses	138
Write-offs against allowance	(163)
Balance as of September 30, 2023	$269

Estimated credit losses for unbilled trade accounts receivable were not material.

Other Expense.

Other expense, reflects other operating costs that do not directly relate to research and development, sales and marketing, general and administrative, and merger related. The Company did not incur expenses of this nature during the three and nine months ended September 30, 2023.

On March 28, 2022, the Chief Executive Officer (“CEO”) of the Company retired. Pursuant to a Transition Agreement that was entered into by the CEO and the Company in October 2021, the Company recorded $1.1 million of expense reflecting both wages and stock compensation in the first quarter of 2022.

Recently Issued and Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements, which amends Accounting Standards Codification ("ASC") 842 with respect to arrangements between related parties under common control. The guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect the impact of the adoption of this standard on the Company’s consolidated financial statements to be material.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2022	$26,004	$1,786	$61,597	$360	$61,957
Balance at September 30, 2023	30,262	2,164	67,248	115	67,363

Revenue recognized for the three and nine months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $10.2 million and $57.8 million, respectively. Revenue recognized for the three and nine months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $9.1 million and $57.2 million, respectively. During the three and nine months ended September 30, 2023, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $13.2 million as of September 30, 2023 and $12.4 million as of December 31, 2022 and are recorded in other current assets and other assets. Amortization expense recognized for the three and nine months ended September 30, 2023 related to costs to obtain a contract was $2.8 million and $7.8 million, respectively, and is included in operating expenses for the respective period. Amortization expense recognized for the three and nine months ended September 30, 2022 related to costs to obtain a contract was $2.7 million and $7.7 million, respectively, and is included in operating expenses for the respective period.

Transaction Price Allocated to Future Performance Obligations

As of September 30, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $174.2 million, of which approximately $121.0 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by September 2027.

4. Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2023 consist of the following:

	September 30, 2023
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$16,379	$16,379
Money market funds	Demand	43	43
Total cash and cash equivalents		$16,422	$16,422

Cash and cash equivalents as of December 31, 2022 consist of the following:

	December 31, 2022
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$31,852	$31,852
Money market funds	Demand	42	42
Total cash and cash equivalents		$31,894	$31,894

5. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include outstanding common stock options and unvested restricted stock units, from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2023	2022	2023	2022
Options outstanding	2,703	1,463	2,703	1,463
Restricted stock units outstanding	5,675	5,705	5,675	5,705

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

The weighted-average assumptions utilized to determine the weighted-average fair value of the premium-priced options are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Weighted-average fair value of options granted during the period	$—	$—	$1.75	$—
Risk-free interest rate	—	—	3.4 - 4.8%	—
Expected volatility	—	—	47.9 - 55.5%	—
Expected dividend yield	—	—	—	—

As of September 30, 2023, there was $28.7 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.46 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$122	$132	$389	$385
Cost of professional services and other revenue	92	76	284	334
Research and development	598	378	1,837	2,035
Sales and marketing	1,057	1,015	3,157	2,857
General and administrative	1,541	1,245	4,773	4,109
Other expense	—	—	—	249
	$3,410	$2,846	$10,440	$9,969

The following is a summary of the stock option activity during the nine months ended September 30, 2023.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	1,419,767	$9.39	3.55	$4.00
Granted	1,563,688	7.00
Exercised	—	—		—
Canceled	(279,980)	8.59
Outstanding at September 30, 2023	2,703,475	$8.10	6.18	$—
Exercisable at September 30, 2023	1,260,904	$9.13	2.48	$—

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2023 of $3.29 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the nine months ended September 30, 2023:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,538,349	$8.19	672,858	$8.62	5,211,207	$8.27
Granted	2,849,003	4.68	—	—	2,849,003	4.68
Vested and issued	(1,156,851)	8.40	—	—	(1,156,851)	8.40
Canceled	(1,073,154)	7.58	(155,688)	10.14	(1,228,842)	7.91
Unvested at September 30, 2023	5,157,347	$6.33	517,170	$8.45	5,674,517	$6.52

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of September 30, 2023 and December 31, 2022, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2023, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On November 1, 2023, the Company entered into a loan modification agreement to an existing amended and restated loan and security agreement with a lender (collectively, the “Loan Agreement”). The Loan Agreement provides for up to a $30.0 million asset-backed line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the prime rate plus 225 basis points and (ii) for Secured Overnight Financing Rate ('SOFR") advances, the greater of (A) the SOFR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If there is outstanding principal during any month, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on November 1, 2026. The Company was in compliance with all applicable covenants under the Line of Credit as of September 30, 2023 and there were no borrowings outstanding as of September 30, 2023.

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
North America	$30,507	$29,864	$90,303	$89,344
Europe	8,236	8,847	24,338	28,080
Japan	4,798	4,842	14,922	17,180
Asia Pacific	7,331	10,312	21,191	26,808
Other	108	79	277	358
Total revenue	$50,980	$53,944	$151,031	$161,770

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $28.3 million and $28.2 million for the three months ended September 30, 2023 and 2022, respectively. Revenue from customers located in the United States was $83.8 million and $84.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Other than the United States and Japan, no other country contributed more than 10% of the Company's total revenue for the three and nine months ended September 30, 2023 and September 30, 2022.

11. Restructuring

During the three months ended March 31, 2023, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company incurred approximately $0.4 million in restructuring charges in the three months ended March 31, 2023. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. As of September 30, 2023, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - General and Administrative; $0.1 million – Research and Development; and $0.1 million – Sales and Marketing. The Company paid the entire amount by March 31, 2023.

On April 28, 2023, the Company authorized a restructuring that is designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of the Company's then-current workforce by approximately 10%. The Company has incurred approximately $0.1 million and $2.4 million in restructuring charges in the three and nine months ended September 30, 2023, respectively, in connection with the Plan. The restructuring charges reflect post-employment benefits. For the three months ended September 30, 2023 the restructuring charges were $0.1 million and are included in Sales and Marketing in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $1.2 million in Sales and Marketing; $0.9 million in Research and Development; $0.2 million in General and administrative and $0.1 million in Cost of Revenue. The Company has paid all $2.4 million of the restructuring charges as of September 30, 2023.

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

As of September 30, 2023 and 2022, we had 671 and 703 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue decreased from $161.8 million in the nine months ended September 30, 2022 to $151.0 million in the nine months ended September 30, 2023, due to a decrease in subscription and support revenue. This decrease was due to a decrease in the average annual subscription revenue per premium customer during the nine months ended September 30, 2023 as compared to the prior period and a decrease in premium offering customers. The decrease in the average annual subscription revenue per premium customer was due a decrease in usage-based revenue in the Asia Pacific region.

Included in the consolidated net loss for the nine months ended September 30, 2023 was merger-related expense, stock-based compensation expense, amortization of acquired intangible assets, and restructuring expense of $0.3 million, $10.4 million, $3.0 million, and $2.8 million, respectively. Included in the consolidated net loss for the nine months ended September 30, 2022 was merger-related expense, stock-based compensation expense, and amortization of acquired intangible assets of $0.7 million, $10.0 million, and $2.4 million, respectively.

For the three months ended September 30, 2023 and 2022, our revenue derived from customers located outside North America was 39% and 44%, respectively. For the nine months ended September 30, 2023 and 2022, our revenue derived from customers located outside of North Americas was 40% and 45%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Customers (at period end)
Premium	2,077	2,271
Volume	541	629
Total customers (at period end)	2,618	2,900
Net revenue retention rate	92.7%	93.4%
Recurring dollar retention rate	85.4%	95.1%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$95.3	$96.3
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.3	$2.7
Total backlog, excluding professional services engagements (in millions)	$174.2	$144.1
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$121.0	$113.8

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

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased in the nine months ended September 30, 2023 compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2023 and beyond as we continue to focus on the market for our premium solutions.

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

Restructuring

On April 28, 2023, we authorized a restructuring that was designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan included a reduction of our workforce by approximately 10%. The $2.4 million in restructuring charges recorded in the nine months ended September 30, 2023 reflect post-employment benefits. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $1.2 million in Sales and Marketing; $0.9 million in Research and Development; $0.2 million in General and administrative and $0.1 million in Cost of Revenue.

Geopolitical Events and COVID-19

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, such as continued Russian military action against Ukraine, Israel’s declaration of war on Hamas and the current armed conflict in Israel and the Gaza Strip, a potential U.S. federal government shutdown, the conditions of the COVID-19 pandemic and its aftermath, and other impacts from the macroeconomic environment have, and could continue to, affect our business, financial condition and results of operations. While we have continued to invest in business growth, our business is dependent on many factors and these macroeconomic conditions have caused and may in the future affect the rate of spending on software products and the demand for video to support virtual events.

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

Cost of revenue increased in absolute dollars from the first nine months of 2022 to the first nine months of 2023. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended September 30, 2023 and 2022, we recorded $3.4 million and $2.8 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2023 and 2022, we recorded $10.4 million and 10.0 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the nine months ended September 30, 2023, the U.S. dollar increased in value as compared to the Japanese Yen, and our Japanese Yen-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$48,571	$51,814	$144,686	$156,403
Professional services and other revenue	2,409	2,130	6,345	5,367
Total revenue	50,980	53,944	151,031	161,770
Cost of revenue:
Cost of subscription and support revenue	16,892	18,247	51,760	52,172
Cost of professional services and other revenue	2,369	1,816	6,269	5,575
Total cost of revenue	19,261	20,063	58,029	57,747
Gross profit	31,719	33,881	93,002	104,023
Operating expenses:
Research and development	8,730	7,931	28,941	24,540
Sales and marketing	17,222	19,023	55,721	55,272
General and administrative	7,941	7,748	27,410	24,391
Merger-related	117	—	307	747
Other expense	—	—	—	1,149
Total operating expenses	34,010	34,702	112,379	106,099
Loss from operations	(2,291)	(821)	(19,377)	(2,076)
Other expense, net	130	(668)	9	(1,880)
Loss before income taxes	(2,161)	(1,489)	(19,368)	(3,956)
Loss (benefit) from provision for income taxes	260	191	1,004	(338)
Net loss	$(2,421)	$(1,680)	$(20,372)	$(3,618)
Net loss per share—basic and diluted
Basic	$(0.06)	$(0.04)	$(0.47)	$(0.09)
Diluted	$(0.06)	$(0.04)	$(0.47)	$(0.09)
Weighted-average shares—basic and diluted
Basic	43,332	41,972	42,976	41,712
Diluted	43,332	41,972	42,976	41,712

Overview of Results of Operations for the Three Months Ended September 30, 2023 and 2022

Total revenue decreased by 5%, or $3.0 million, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to a decrease in subscription and support revenue of 6% or $3.2 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $2.9 million, or 5%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. Professional services and other revenue increased by 13%, or $0.3 million, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the three months ended September 30, 2023 would have been approximately $50.8 million. The majority of the effect of revenue in constant currency was due to a decrease in revenues denominated in Japanese Yen of $0.2 million, offset by increase in revenues denominated in euro and the British Pound of $0.2 million and $0.2 million, respectively. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $2.2 million, or 6%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the decrease in usage-based fees in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $2.3 million in the three months ended September 30, 2023 compared to a loss of $0.8 million in the three months ended September 30, 2022. This is primarily due to the aforementioned decrease in gross profit of $2.2 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Revenue

	Three Months Ended September 30,
	2023		2022		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$50,667	99%	$53,562	99%	$(2,895)	(5)%
Volume	313	1	382	1	(69)	(18)
Total	$50,980	100%	$53,944	100%	$(2,964)	(5)%

During the three months ended September 30, 2023, revenue decreased by $3.0 million, or 5%, compared to the three months ended September 30, 2022, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $2.9 million, or 5%, is the result of a decrease in the number of our customers and a decrease in usage-based fees outside of North America. In the three months ended September 30, 2023, volume revenue decreased by $0.1 million, or 18%, compared to the three months ended September 30, 2022. We continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2023		2022		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$48,571	95%	$51,814	97%	$(3,243)	(6)%
Professional services and other	2,409	5	2,130	3	279	13
Total	$50,980	100%	$53,944	100%	$(2,964)	-5%

During the three months ended September 30, 2023, subscription and support revenue decreased compared to the three months ended September 30, 2022 primarily due to a decrease in revenue from our premium offerings as described above. Professional services and other revenue increased by $0.3 million, or 13%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2023		2022		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,507	60%	$29,864	55%	$643	2%
Europe	8,236	16	8,847	16	(611)	(7)
Japan	4,798	9	4,842	9	(44)	(1)
Asia Pacific	7,331	14	10,312	19	(2,981)	(29)
Other	108	—	79	0	29	37
International subtotal	20,473	39	24,080	44	(3,607)	(15)
Total	$50,980	99%	$53,944	99%	$(2,964)	(5)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended September 30, 2023, total revenue for North America increased by $0.6 million, or 2%, compared to the three months ended September 30, 2022. During the three months ended September 30, 2023, total revenue outside of North America decreased by $3.6 million, or 15%, compared to the three months ended September 30, 2022. The decreases in Asia Pacific and Europe were due to a decrease in usage-based fees and a decrease in customers.

Cost of Revenue

	Three Months Ended September 30,
	2023		2022		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,892	35%	$18,247	35%	$(1,355)	(7)%
Professional services and other	2,369	98	1,816	85	553	30
Total	$19,261	38%	$20,063	37%	$(802)	(4)%

In the three months ended September 30, 2023, cost of subscription and support revenue decreased $1.4 million, or 7%, compared to the three months ended September 30, 2022. The decrease resulted primarily from a decrease in content delivery network expense of $1.4 million, offset by an increase in amortization expense of $1.1 million. The remaining decrease was due to a decrease in network hosting services expense of $948, and various other expenses that, in aggregate, decreased by approximately $157.

In the three months ended September 30, 2023, cost of professional services and other revenue increased $0.6 million, or 30%, compared to the three months ended September 30, 2022. The increase resulted primarily from an increase in contractor expenses of $712, offset by a decrease in employee-related expenses of $161.

Gross Profit

	Three Months Ended September 30,
	2023		2022		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$31,679	65%	$33,567	65%	$(1,888)	(6)%
Professional services and other	40	2	314	15	(274)	(87)
Total	$31,719	62%	$33,881	63%	$(2,162)	(6)%

The overall gross profit percentage was 62% and 63% for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross profit percentage was due to the aforementioned decreases in subscription and support revenue. Subscription and support gross profit decreased $1.9 million, or 6%, compared to the three months ended September 30, 2022. Professional services and other gross profit decreased by $0.3 million, or 87%, compared to the three months ended September 30, 2022. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2023		2022		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,730	17%	$7,931	15%	$799	10%
Sales and marketing	17,222	34	19,023	35	(1,801)	(9)
General and administrative	7,941	16	7,748	14	193	2
Merger-related	117	—	—	—	117	0
Total	$34,010	67%	$34,702	64%	$(692)	(2)%

Research and Development. In the three months ended September 30, 2023, research and development expense increased by $0.8 million, or 10%, compared to the three months ended September 30, 2022 primarily due to an increase in employee-related expenses of $0.8 million. We expect research and development costs in absolute dollars to remain relatively unchanged for the remainder of 2023.

Sales and Marketing. In the three months ended September 30, 2023, sales and marketing expense decreased by $1.8 million, or 9%, compared to the three months ended September 30, 2022 primarily due to a decrease in marketing programs, travel, and contractor expenses of $1.0 million, $318, and $303, respectively. The remaining decrease was due to various other expenses that, in aggregate, decreased by approximately $179. We expect sales and marketing expense in absolute dollars to decrease during the remainder of 2023.

General and Administrative. In the three months ended September 30, 2023, general and administrative increased by $0.2 million, or 2%, compared to the three months ended September 30, 2022 primarily due to increases in employee-related expenses of $343, offset by a decrease in bad debt expense of $181. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $34. We expect general and administrative expenses in absolute dollars to remain relatively unchanged during the remainder of 2023.

Merger-Related. In the three months ended September 30, 2023, merger-related expense remained relatively unchanged compared to the three months ended September 30, 2022.

Overview of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Total revenue decreased by 7%, or $10.7 million, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to a decrease in subscription and support revenue of 7% or $11.7 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $10.3 million, or 6%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Professional services and other revenue increased by 18%, or $1.0 million, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the nine months ended September 30, 2023 would have been approximately $152.7 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $1.5 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $11.0 million, or 11%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a decrease in subscription and support revenue, as well as an increase in amortization expense related to our capitalized internal-use software. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $19.4 million in the nine months ended September 30, 2023 compared to a loss from operations of $2.1 million in the nine months ended September 30, 2022. This is primarily due to an increase in operating expenses of $6.6 million, including restructuring expenses of $2.8 million, and a decrease in gross profit of $11.0 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Revenue

	Nine Months Ended September 30,
	2023		2022		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$150,046	99%	$160,333	99%	$(10,287)	(6)%
Volume	985	1	1,437	1	(452)	(31)
Total	$151,031	100%	$161,770	100%	$(10,739)	(7)%

During the nine months ended September 30, 2023, revenue decreased by $10.7 million, or 7%, compared to the nine months ended September 30, 2022, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of

$10.3 million, or 6%, is the result of a decrease in the number of our customers and in the average revenue per premium customer. The decrease in average revenue per premium customer is due to a decrease in usage-based fees outside of North America. In the nine months ended September 30, 2023, volume revenue decreased by $0.5 million, or 31%, compared to the nine months ended September 30, 2022. We continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2023		2022		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$144,686	96%	$156,403	97%	$(11,717)	(7)%
Professional services and other	6,345	4	5,367	3	978	18
Total	$151,031	100%	$161,770	100%	$(10,739)	(7)%

During the nine months ended September 30, 2023, subscription and support revenue decreased by $11.7 million, or 7%, compared to the nine months ended September 30, 2022, due to the aforementioned decrease in revenue premium offerings outside North America. Professional services and other revenue increased by $1.0 million, or 18%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2023		2022		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$90,303	60%	$89,344	55%	$959	1%
Europe	24,338	16	28,080	17	(3,742)	(13)
Japan	14,922	10	17,180	11	(2,258)	(13)
Asia Pacific	21,191	14	26,808	17	(5,617)	(21)
Other	277	—	358	0	(81)	(23)
International subtotal	60,728	40	72,426	45	(11,698)	(16)
Total	$151,031	100%	$161,770	100%	$(10,739)	(7)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the nine months ended September 30, 2023, total revenue for North America increased by $959, or 1%, compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, total revenue outside of North America decreased by $11.7 million, or 16%, compared to the nine months ended September 30, 2022. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period and, to a lesser extent, non-recurring customer events that occurred in the prior period. The decreases in Asia Pacific and Europe were due to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Nine Months Ended September 30,
	2023		2022		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$51,760	36%	$52,172	33%	$(412)	(1)%
Professional services and other	6,269	99	5,575	104	694	12
Total	$58,029	38%	$57,747	36%	$282	0%

In the nine months ended September 30, 2023, cost of subscription and support revenue decreased $0.4 million, or 1%, compared to the nine months ended September 30, 2022. The decrease resulted primarily from a decrease in content delivery network expenses, maintenance expenses, and network hosting services expenses of $4.0 million, $436, and $272, respectively. These decreases were offset by increases in amortization of capitalized internal-use software and employee-related expenses of $3.7 million and $524, respectively, as well as other expenses which, in aggregate, increased by $84.

In the nine months ended September 30, 2023, cost of professional services and other revenue increased $0.7 million, or 12%, compared to the nine months ended September 30, 2022. The increase resulted primarily from an increase in contractor expenses of $1.2 million, offset by a decrease in employee-related expenses of $371. The remaining increase was offset by various other expenses that, in aggregate, decreased by $129.

Gross Profit

	Nine Months Ended September 30,
	2023		2022		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$92,926	64%	$104,231	67%	$(11,305)	(11)%
Professional services and other	76	1	(208)	(4)	284	137
Total	$93,002	62%	$104,023	64%	$(11,021)	(11)%

The overall gross profit percentage was 62% and 64% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit percentage was due to the aforementioned decreases in subscription and support revenue. Subscription and support gross profit decreased $11.3 million, or 11%, compared to the nine months ended September 30, 2022. Professional services and other gross profit increased by $0.3 million, or 137%, compared to the nine months ended September 30, 2022. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2023		2022		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$28,941	19%	$24,540	15%	$4,401	18%
Sales and marketing	55,721	37	55,272	34	449	1
General and administrative	27,410	18	24,391	15	3,019	12
Merger-related	307	—	747	—	(440)	(59)
Other expense (benefit)	—	—	1,149	1	(1,149)	(100)

Research and Development. In the nine months ended September 30, 2023, research and development expense increased by $4.4 million, or 18%, compared to the nine months ended September 30, 2022 primarily due to an increase in employee-related expenses of $4.5 million, which includes $1.1 million of restructuring charges, offset by other expenses which, in aggregate, decrease by approximately $100.

Sales and Marketing. In the nine months ended September 30, 2023, sales and marketing expense increased by $0.4 million, or 1%, compared to the nine months ended September 30, 2022 primarily due to an increase in employee-related expenses of $2.6 million, offset by a decrease in marketing program expenses of $2.2 million. The increase in employee-related expenses reflects approximately $1.3 million of restructuring charges.

General and Administrative. In the nine months ended September 30, 2023, general and administrative increased by $3.0 million, or 12%, compared to the nine months ended September 30, 2022 primarily due to increases in employee-related expenses, stock-based compensation, contractor expenses, outside accounting and legal fees, and computer maintenance and support expenses of 1.2 million, $663, $196, $436, and $625, respectively. The $1.2 million increase in employee-related expenses reflects approximately $400 in restructuring charges. These increases were offset by various other expenses that, in aggregate, decreased by approximately $12.

Merger-Related. In the nine months ended September 30, 2023, merger-related expenses decreased by $440, or 59%, due to costs incurred in connection with the Wicket Acquisition in 2022 which did not recur in 2023.

Other expense. On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense recognized as of March 28, 2022. The total expense of $1.1 million also reflected $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, no balance remains unpaid as of September 30, 2023. In the nine months ended September 30, 2023, we did not incur additional other expenses.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2023 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At September 30, 2023 and December 31, 2022, we had $9.0 million and $12.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the quarter ended March 31, 2023, we paid $1.7 million of cash consideration held back to sellers for the satisfaction of certain representations and warranties in relation to the Wicket Acquisition. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2023	2022
	(in thousands)
Cash flows provided by operating activities	$306	$19,749
Cash flows used in investing activities	$(12,857)	$(31,510)
Cash flows (used in) provided by financing activities	$(1,956)	$92

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

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2023 was $0.3 million. The cash provided by operating activities primarily resulted from net non-cash charges of $22.8 million and net changes in our operating assets and liabilities of $2.1 million, and a net loss of $20.4 million. Net non-cash expenses mainly consisted of $12.2 million for depreciation and amortization and $10.4 million for stock-based compensation. Cash inflows resulting from changes in our operating assets and liabilities consisted primarily of decreases in other assets of $1.0 million, of $4.2 million, $1.9 million, respectively, as well as increases in accounts payable and deferred revenue of $3.1 million and $6.0 million, respectively. These cash inflows were offset by increases in accounts receivable and prepaid expenses and other current assets, of $4.6 million and $0.7 million, respectively, as well as decreases in accrued expenses and operating leases of $6.7 million and $0.3 million, respectively. The decrease in cash flow provided by operating activities in the nine months ended September 30, 2023 compared to the prior period is primarily due to the increase in net loss.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2023 was $12.9 million, consisting primarily of $10.0 million for the capitalization of internal-use software costs and $2.8 million in capital expenditures to support the business. The decrease in cash flows used in investing activities is primarily due to the acquisition of Wicket Labs in 2022.

Cash flows used in financing activities.

Cash used in financing activities for the nine months ended September 30, 2023 was $2.0 million, primarily from deferred acquisition payments and other financing activities.

Credit facility.

On November 1, 2023, we entered into a loan modification agreement to our existing amended and restated loan and security agreement with a lender (the “Loan Agreement”) providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of September 30, 2023. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2023.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2023 and December 31, 2022.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2023	2022
Revenues generated in locations outside the United States	44%	48%
Revenues in currencies other than the United States dollar (1)	23%	23%
Expenses in currencies other than the United States dollar (1)	17%	17%

	Nine Months Ended September 30,
	2023	2022
Revenues generated in locations outside the United States	45%	48%
Revenues in currencies other than the United States dollar (1)	25%	28%
Expenses in currencies other than the United States dollar (1)	17%	16%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	2%
British pound	6	5	6	5
Japanese Yen	9	2	9	2
Other	2	9	2	8
Total	23%	17%	23%	17%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	8%	1%
British pound	6	6	6	5
Japanese Yen	10	2	11	2
Other	3	8	3	8
Total	25%	17%	28%	16%

As of September 30, 2023 and December 31, 2022, we had $5.0 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the nine months ended September 30, 2023 the U.S. dollar has strengthened approximately 1% and 9% compared to the British pound and Japanese Yen, respectively, compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the U.S. dollar has weakened approximately 2% compared to the euro. Relative to foreign currency exposures existing at September 30, 2023, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2023, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $7.4 million, decreased expenses by $5.9 million and decreased operating income by $1.5 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2023.

Interest rate risk

We had cash and cash equivalents totaling $16.4 million at September 30, 2023. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended September 30, 2023. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company recorded $2.4 million in restructuring changes in connection with the Plan, consisting primarily of cash expenditures related to employee severance costs.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit, and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of geopolitical conflicts, such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia and the Middle East, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers in Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

10.1 (4)	Fourth Loan Modification Agreement dated November 1, 2023 between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
(4)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2023.

^ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: November 1, 2023	By:
/s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2023	By:
/s/ Robert Noreck

Robert Noreck
Chief Financial Officer
(Principal Financial Officer)