Form 10-K
period 2023-12-31
BRIGHTCOVE INC
filed 2024-02-22
CIK 1313275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2023, was $170,229,500.

As of February 16, 2024, there were 43,705,444 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•
our ability to penetrate existing markets and develop new markets for our offerings;
•
our ability to retain and hire qualified accounting and other personnel;
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

This Annual Report on Form 10-K contains statistical data, estimates, and forecasts from various sources, including independent industry publications and other information from our internal sources. This information is based upon a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. While we believe the market and industry data included in this prospectus are reliable and are based on reasonable assumptions, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” that could cause results to differ materially.

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
•
The actual market for our products and solutions could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our offerings does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
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

PART I

Item 1. Business

Overview

Brightcove Inc., or Brightcove®, is a global leader in cloud-based streaming technology and services with a vision to be the world's most trusted streaming technology company. Brightcove’s software platform and suite of solutions include a breadth and depth of offerings that meet the needs of media and enterprise customers in a variety of industries across the globe with their use of streaming video, and serve as a guide in optimizing and maturing their streaming strategies. Leading companies across industries rely on our products, solutions, services, and industry expertise to grow their streaming businesses, monetize their content via streaming use-cases, expand and engage their audiences (both external and internal), and reduce the cost and complexity associated with storing, publishing, delivering, distributing, measuring, and monetizing content across streaming channels and devices.

With deep industry expertise and an understanding of how streaming video helps generate positive business outcomes, our proven platform combines functionality designed to meet the needs and goals of our customers with the additional flexibility for customers to customize solutions to meet their own unique requirements

As of December 31, 2023, we had 2,559 customers in over 60 countries, including many of the world’s leading media companies, broadcasters, digital publishers, sports and entertainment companies, fashion and hospitality brands, faith-based institutions, retail and e-commerce businesses, and technology organizations, as well as government agencies, educational institutions and non-profit organizations.

We primarily generate revenue by offering our solutions to customers on a subscription-based, software as a service (SaaS) model. Our revenue has decreased from $211.0 million in the year ended December 31, 2022 to $201.2 million in the year ended December 31, 2023. Substantially all of our revenue has historically been attributable to Brightcove Video Cloud™ (Video Cloud), which is our core video streaming platform, and we expect that revenue from our solutions leveraging Video Cloud will continue to comprise a significant portion of our revenue.

The Brightcove Approach

We distill our approach into the following focus areas:

•
Commitment to Innovation and Customer Success. We continually invest in research and development to deliver cutting-edge technology, improve our platform and expand the use-cases we cover for customers. By staying at the forefront of the ever-evolving streaming industry, we empower our customers to effectively engage their target audiences with streaming technology and services to achieve their business goals. This commitment is evidenced by Brightcove receiving, in 2023, our tenth Support Staff Excellence award from the Technology & Services Industry Association. As we look toward the future, our focus is on driving innovation and exceeding customer expectations while increasing our own business model flexibility and revenue opportunities.
•
Go-To-Market Strategy. We continue to focus on serving our existing customer base and market, while expanding our array of dedicated resources serving customers at the higher end of the market. We believe many businesses and brands at the higher end of the market are underserved by other vendors in the streaming technology space. We also believe that Brightcove’s technology, broad ecosystem of partnerships, and our professional services team, present differentiated opportunities for businesses and brands to achieve their goals and desired outcomes.
•
Media Focus. Our legacy of serving leading media companies and our commitment to technology innovation to serve the changing market have resulted in Brightcove services that allow media companies to monetize their content through a variety of strategies. These include, but are not limited to, subscription video on demand (SVOD), transactional video on demand (TVOD), advertising-based video on demand (AVOD), and similar models supporting the delivery of live content, such as sports, news, and events, and simulated live experiences, such as free ad-supported streaming (FAST) channels, as well as hybrid models. Our commitment to helping media companies achieve their objectives is also shown through some of our newer, additional offerings, such as:
o
Engagement Insights, which analyzes billions of viewer interactions to identify meaningful engagement drivers. Our customers can pinpoint the most effective ways to reach new viewers, drive audience engagement, and retain viewers. Leveraging advanced algorithms trained by artificial intelligence (AI), and integrations with leading marketing automation platforms (MAP) and customer relationship management (CRM) platforms, our customers are able to correlate content performance with viewing patterns to build audience segments. Our customers can then tailor their outreach to retain their viewers and maximize the value of their content;

o
Ad Insights, which measures the impact of ad intensity on viewer engagement, providing detailed reporting on viewer tolerance for ads across dimensions such as player, device, region, and content, and how more frequent or longer duration ad pods are impacting audience engagement. These insights drive optimizations to help our customers maximize ad yields, and works seamlessly with our own Ad Monetization service or any third party ad networks;
o
Cloud Playout and FAST channels, which allow Brightcove customers to launch FAST channels and manage content, programming, and monetization from the Brightcove platform;
o
Quality of Experience (QoE) Insights, which delivers integrated collection and analysis of critical metrics, at scale, as they change over time. QoE Insights uses an advanced algorithm trained by AI to identify impaired video experiences, help pinpoint root causes, measure the impacts on viewer sessions and draw correlations to audience engagement and long-term viewer satisfaction; and
o
Context Aware Encoding (CAE), which is a component within Brightcove’s Zencoder encoding and transcoding product, that uses AI to reduce the cost of storing and streaming video while improving playback quality for viewers.
•
Enterprise Focus. Our commitment to serving our enterprise customers has resulted in new, use-case-based offerings that deliver bespoke capabilities built on our Video Cloud platform which are designed to help companies leverage video to reach and engage their external and internal audiences, respectively, and drive specific outcomes. We also continue to enhance our offerings and accelerate the breadth of our solutions through integrations that extend the application of video across the enterprise technology ecosystem. Recent examples of this enterprise-focus include:
o
Brightcove Marketing Studio™, which is designed to help marketers extend their video strategy by complementing it with their own marketing technology (martech) investments. With Marketing Studio, our customers can not only manage and publish their video using Brightcove functionality, but can also incorporate their Brightcove-hosted video directly into their martech solution to streamline their processes and expand the reach of their video. For example, customers using Shopify can incorporate video from Brightcove into their e-commerce sites; and customers using Sprnklr and/or Hootsuite can publish video content managed within the Brightcove platform to relevant social media properties. Customers can also connect their MAP or CRM solutions to Brightcove to sync video engagement analytics to allow them to create targeted outbound marketing campaigns.
o
Brightcove Communications Studio™, which provides marketers and corporate communications professionals with a suite of tools to better engage and communicate with their audiences by streaming video through live and on-demand experiences. Communications Studio also makes it easy for professionals to source, review, and approve for publication, employee-generated content from teams across the company by automatically ingesting content from Google Drive or Dropbox folders. Our customers can also use Brightcove’s Gallery offering to provide audiences a modern live or on-demand streaming video experience while tracking viewer engagement with analytics, insights, and interactive elements.
o
Enhancements to Brightcove’s analytics and insights module enables marketers and corporate communications professionals to measure the impact of their streaming video and iterate based on data. Our Essential Insights module enables our customers to gather reporting on usage and content trends across their video library; and Brightcove Interactivity and its analytics capabilities highlight engagement with elements like polls, quizzes, sentiment, and more and provide data on audience engagement and feedback.

Market Trends

Video platform technologies and services continue to impact the enterprise and media industries and bring forth evolving ways for companies to engage and interact with their customers. We believe the following trends provide a strong opportunity for Brightcove in the years ahead:

•
Market demand for cloud-based SaaS video solutions is growing. According to data from analyst firm IDC, the worldwide video platforms software market is expected to grow at a compound annual growth rate (CAGR) of 12.0% for the 2022–2027 period, attaining $5.0 billion in revenue in 2027. IDC also expects that most of the market growth over the next five years will come from public cloud-based SaaS solutions. We believe this growth will be driven by the need to:
o
Deliver more engaging customer experiences via digital channels including the web, mobile apps, connected TVs and social networks;

o
Communicate important information to employees, from executive town halls to product/sales training, skills training, and compliance-based training; and
o
Deliver personalized and seamless interactive experiences to customers and partners across a variety of platforms from eCommerce to marketing automation, websites, and video-based training platforms.

IDC also believes organizations will continue to invest in video platforms over the coming years — both for internal use (such as workforce readiness, knowledge transfer, enterprise learning and development, course delivery, etc.) and for commercial content that is shared via virtual events or monetized via advertising, subscription, or some other mechanism. (Source: IDC, Worldwide Video Platforms Software Forecast, Doc # US51157923, March 14, 2023)

•
Monetization initiatives through data and analytics are transforming the media industry. According to IDC, compiling an audience data set with attributes that drive content-type decisioning, production, distribution, and monetization is a key differentiator for content creators and programmers. Data collection, management, and analysis are consistently cited as keys to monetization as the industry moves to a direct-to-consumer business model where data is a key metric of success. (Source: IDC, MarketScape Media and Entertainment, Doc # US49647122, June 22, 2023).
•
Cost optimization through technology, services, and support in the Big Media Streaming Market. According to IDC, companies should avoid spending time stitching together and maintaining integrations with a multitude of technology vendors. Customers are challenged to lower operating expenses while maintaining or increasing quality content throughput more efficiently through automated processes and the creation of new or augmented revenue streams to reach sustainable profitability goals. With many large media streaming services experiencing declining year-over-year subscriber growth, we see an opportunity to assist these businesses in moving from an internally sourced and managed streaming tech ecosystem to one sourced with best-in-class third-party technologies.

While certain large companies may have the funds to support internal development teams to organically integrate best-of-breed services, others require more support and seek turnkey solutions and even complete managed services for their cloud deployments. (Source: IDC, MarketScape Media and Entertainment, Doc # US49647122, June 22, 2023)

•
Opportunities In the Competitive Landscape. At Brightcove, we view the ever-changing competitive landscape of video-sharing sites, in-house solutions, streaming platforms and a range of other technology providers as an opportunity to constantly evaluate and assess our competitive position and the value of our products and services to the markets we serve. In turn, we push ourselves to innovate to maintain a leading position in our categories.

Key Benefits of Our Solutions

The following key benefits of our solutions are broadly aligned with and responsive to the market trends described above:

•
Comprehensive, modular and scalable solutions. Our core products and solutions meet a range of streaming video publishing, delivery and distribution needs, and can be integrated with modular technology to create customized workflows that address numerous use cases across a customer’s organization. We offer end-to-end solutions built for media companies, marketers and communicators, as well as modular solutions that customers can license on a stand-alone basis and integrate into their existing workflows. In addition, our multi-tenant architecture enables us to deliver each of our solutions across our customer base with a single version of our software for each product, making it easier to scale our solutions as our customer base and their end user base expands.
•
Easy to use and efficient total cost of ownership. We designed our products to be intuitive and easy to use. We provide reliable, cost-effective, on-demand solutions to our customers, relieving them of the cost, time and resources associated with in-house solutions and enabling them to be up and running quickly after signing with us.
•
Open platforms and extensive ecosystem. Our open platform enables developers to easily access our public-facing APIs and build and manage integrations with our products to meet the requirements of their tech ecosystems. With our professional services offerings, award-winning support teams, and our extensive library of documentation, we help our customers obtain as much value from our platform as possible. The Brightcove Marketplace™, which launched in 2021, is a venue for our customers to discover and connect with our technology partners who specialize in areas such as content creation, fanbase engagement, and specialized-monetization of streaming video assets. The Brightcove Marketplace features several dozen integrations, from leading technologies like Google, Wordpress, Oracle and Adobe, to niche emerging technologies. Our global ecosystem of partners also includes companies like Amazon, Akamai, and Fastly, among others.

•
Focus on helping customers achieve business objectives with streaming video. Our customers use our products to achieve critical business objectives such as monetizing content, increasing conversion rates for transactions, engaging audiences, increasing brand awareness and expanding their audiences, driving traffic, increasing viewer engagement on their properties, internal communications, employee training and customer support. We believe our customers view us as a strategic partner in part because our business model is not dependent on building our own audience or generating our own revenue from consumers or end-users. We also take a consultative approach to meet our customers' unique business needs. Our business interests align with our customers' interests, as we each benefit from the success of our customers' streaming strategy.
•
Ongoing customer-driven development. Through our sales engineers, customer success and support teams, product teams and regular outreach from senior leadership, we solicit and capture feedback from our customer base to evaluate and incorporate as enhancements to our solutions. We regularly provide our customers with enhancements to our products. Delivering cloud-based solutions allows us to serve additional customers with little incremental expense and to deploy innovations and best practices quickly and efficiently to our existing customers.

Recognition

At Brightcove, we are proud of our two Technology and Engineering Emmy® Awards. Furthermore, our products and market strategy are frequently evaluated and recognized in our industry by global industry analyst firms such as Caretta Research, Forrester, Frost and Sullivan, Gartner, and Omdia. In 2023, Brightcove was positioned as a Leader in the IDC MarketScape: Worldwide Media and Entertainment 2023 Vendor Assessment (Doc # US49647122, June 22, 2023), and positioned as a Leader in the Aragon Research Globe for Enterprise Video.

Our Platform, Solutions, Products and Services

We create technology that helps our customers use streaming video to further their businesses in meaningful ways. We have a core video streaming platform, Video Cloud, and several solutions and products that address particular customer use-cases. We also have a host of additional services which enable Brightcove customers to generate specific outcomes and create their own customized implementations.

Our Platform - Brightcove Video Cloud

Brightcove Video Cloud is the world’s leading online video streaming platform. It enables our customers to publish, deliver and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner. Our innovative technology and intuitive user interface give customers control over a wide range of features and functionality needed to publish and deliver a compelling user experience, including the ability to:

•
upload videos in various formats for adaptive AI encoding solutions, which maximizes quality and minimizes file size, and deliver videos to myriad operating systems, including web-based experiences, smartphones, tablets, media streaming devices and connected TVs;

•
organize, enhance, and manage their media library by adding in metadata, creating playlists, using AI to enhance content with automated transcription in over 25 languages, and setting rules to define where and when videos can be viewed;

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

•
expand audience reach by leveraging the social network of their viewers, including sharing complete videos or video clips through Facebook, Instagram, Pinterest, YouTube, Twitter (X), LinkedIn, Hootsuite, and other social destinations;

•
grow and monetize their audience with video ad features such as tools for ad insertions and built-in ad server and network integrations;

•
optimize and support online video publishing and distribution strategy through video analytics, which aggregate analytics from owned and operated platforms and distribution platforms, and transform them into insights that drive actionable results using our advanced AI-trained algorithms;

•
customize, extend and integrate with our platform through playback, APIs and SDKs to myriad platforms including iOS, tvOS, Android and AndroidTV, Amazon Fire TV, Roku, Samsung, LG, and beyond; and

•
securely stream corporate live and on-demand video communications to audiences on a multitude of devices.

Solutions & Products

With our ongoing customer-driven development, and informed by the market trends described above, we invest in solutions and products to meet the streaming use cases representative of the industries we serve, including:

•
Brightcove Marketing Studio™, is the streaming video solution designed to accelerate business growth by bridging teams and technology to deliver premium viewing experiences, increase conversions and drive measurable marketing outcomes by increasing brand awareness, engagement and conversion across all aspects of the customer or audience journey;
•
Brightcove Communications Studio™, is for marketers and corporate communications professionals who need tools to deliver information in an engaging, secure and scalable manner through live and on-demand content. Our communications solution combines the power of enterprise-leading streaming technology with the interactivity and data capabilities that modern organizations need to get the most out of their content. With this solution, teams can be confident that audiences understand and engage with their content while tracking that engagement to do more of what is effective;
•
Brightcove Media Studio™, is a comprehensive solution for over-the-top (OTT) video services, media publishers and leading broadcasters looking to monetize their media, live stream at scale and nurture their audience lifecycle. Leveraging programmatic content ingestion, live and VOD workflows, integrated cloud-based encoding, cost-optimized distribution across all devices and platforms, and flexible monetization models such as SVOD, TVOD, AVOD and hybrid, including similar monetization models supporting live content, Brightcove’s end-to-end OTT streaming video platform and modular architecture makes it easy to quickly integrate, onboard and deploy beautiful experiences that engage audiences;
•
Brightcove Audience Insights™, is a customer data platform specifically designed for video streaming businesses. With Brightcove Audience Insights our customers have a unified view into their viewers and subscribers with various out-of-the-box reporting and insights to better understand their viewers' and subscribers' engagement. Brightcove Audience Insights makes it easy for our customers to take action on their video data by using audience segment functionality to improve acquisition and service engagement, and reduce churn;
•
Zencoder® is a cloud-based video encoding service, providing extremely fast, high-quality, and reliable encoding of live and on-demand video and access to highly scalable encoding power without the expense, management, and scalability limitations of traditional hardware and software. Customers are able to integrate Zencoder with a simple API, and manage accounts and encoding jobs from an intuitive online dashboard. Zencoder accepts files in an extensive range of formats and codecs, supports video output to a multitude of devices, and includes tools to support high-quality video output and to adjust and edit video. It is globally distributed and includes advanced security features; and
•
Brightcove Beacon®, is a purpose-built app platform that enables our customers to launch premium OTT video streaming experiences quickly and cost-effectively across mobile, web, smart TVs and connected TVs, with the flexibility of multiple monetization models. It allows customers to curate and deliver content to their audience segments, automate the curation of playlists and carousels, securely store and deliver content with DRM protection, automate content availability windows, and configure VOD and live content offerings for any demographic changes that occur throughout the day or week. Customers can also manage viewers with a frictionless viewer registration experience, and offer viewer profiles to maintain watch history and preferences and manage stream concurrency and account sharing. Through Brightcove Beacon, customers can also gather insights on viewer behavior to inform their decisions about programming, layout, and monetization.

Services to support Brightcove customers

•
Ad Monetization. Brightcove Ad Monetization is our monetization service for organizations that want to generate revenue with an advertising strategy. Using the latest yield optimization tools, we support both live and on-demand monetization through strategic integrations, industry expertise, and insights that combine both player and ad data. For all VOD, live and FAST content, the flexibility of our Ad Monetization supports organizations throughout their advertising initiatives whether they have Brightcove take on full stack of inventory or are interested in having us supplement unsold inventory.

•
Professional Services. While our products are easy for customers to use and deploy without any additional specialized services, we offer a range of professional services for customers who seek customization of our products, need assistance with their implementations, require assistance with the integration of our products with in-house or third-party applications, or need managed services where we would operate streaming technology and/or content operations on their behalf. These professional services are priced on a retainer, time and materials, or a per project basis and include projects such as content migrations from other vendors or in-house solutions, video player enhancements, mobile and connected TV app development, the creation of web pages optimized for streaming, and customization of virtual event experiences.
•
Brightcove Marketplace. The Brightcove Marketplace™ features several dozen integrations to leading technology providers that support the myriad use cases of our customers and prospects. Our teams continuously explore new integration opportunities to ensure our customers have access to the latest technology tools that help them maximize their use of the Brightcove platform by connecting it across the tools and systems they use to run their businesses.
•
Customer Success, Support, and Documentation. Our customer success and customer support teams are involved from the very beginning of a customer’s journey with Brightcove, leveraging our teams’ global presence to engage with customers through multiple touchpoints and develop close customer relationships that have led to best-in-class CSAT scores. Our dedicated customer success team offers customized onboarding and related services to new and existing customers to help with technology setup and adoption, and maximizing the value of our products and services to help customers reach their business goals. This team is focused on ongoing customer success with our platform as well as maintaining consistent, positive engagement.

Customer support from our TSIA-certified team is included for all of our products, and provides customers access to our support team via a web portal. Customers who upgrade to premium editions of our support packages gain additional features such as faster response times, access to a dedicated Customer Success representative, additional contact options, dedicated live event support, live channel monitoring, and 24x7x365 support.

Customers also have access to our library of support documentation spanning our entire portfolio of products, which is updated regularly in connection with feature enhancements, new releases, and other product updates.

•
Training. We offer free basic online training to registered users of our products. We also offer customized, onsite training for customers that is priced on a per engagement basis.
•
Video.js and Developer Solutions. Brightcove is the corporate shepherd of the Video.js community. Video.js has been a staple of the open-source video player technology space and has seen substantial adoption across hundreds of thousands of websites and tens of thousands of organizations spanning the globe. With numerous APIs, SDKs and a robust ecosystem of open-source plugins, developers can customize Video.js players to deliver the multi-platform stability and customizability that companies and their developers rely on.

Editions

Our products are generally offered to customers on a subscription-based SaaS model, with varying levels of usage entitlements, support and functionality that depend on the business use case of our customers. Our customers generally pay us a monthly or annual subscription fee for access to our products. This model allows our customers to scale their level of investment and usage based on the size and complexity of their needs.

Our Video Cloud Express edition, which targets small and medium-sized businesses (SMBs) and our Zencoder customers on month-to-month contracts or pay-as-you-go contracts, are considered volume customers. All other customers are considered premium customers.

Sales and Marketing

We sell our products and services primarily through our global direct sales organization. Our sales team is organized by the following geographic regions: Americas, Europe, Asia Pacific, and Japan. In the Middle East and India, we generate sales primarily through partner channels. We further organize our go-to-market approach by focusing our sales and marketing teams on selling to organizations in a wide range of industries: Enterprise organizations who use video to sell their products and services and/or engage with their employees and other stakeholders, and Media organizations who use our platform and solutions to monetize their content.

We also generate sales through a comprehensive channel partner program that includes: referral partners, solution partners, managed service providers, and resellers. Our ability to grow and maintain a global, diverse set of quality channel partners extends our market reach, which allows us to meet the specific nuances of local markets around the world, and reduces our overall cost of sales.

Additionally, we sell some of our Zencoder products online through our website.

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

Operations

We have relationships with a number of third-party cloud computing platforms to assist in providing our products and services to customers. We use AWS and other third-party platforms to provide cloud-based computing and storage services to our customers. We believe that our agreements with these platforms are based on competitive market terms and conditions, including service level commitments. We take advantage of this geographically dispersed, third-party, cloud computing capacity to improve the responsiveness of our service and lower network latency for our customers.

Media delivery to end users, including video, audio, images and JavaScript components, is served primarily through content delivery network (CDN) providers, including Akamai, Fastly, and AWS Cloudfront. We believe our agreements with our CDN providers are based on competitive market terms and conditions, including service level commitments from these CDN providers.

Intellectual Property

With our continued investment in innovation and through the diligent work of our team members, we continue to seek protection for our intellectual property. We rely primarily on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, confidential information, business strategies and brands. We also believe that factors such as the technological and creative skills of our employees coupled with the creation of new features, functionality and products are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.

In the United States, we have 60 issued and/or allowed patents and 2 patent applications pending. Internationally, we have 56 issued and/or allowed patents and we are currently pursuing 18 patent applications, including one patent application undergoing examination at the European Patent Office. We also have a number of registered trademarks in the United States and certain non-U.S. jurisdictions, such as “BRIGHTCOVE”, “ZENCODER”, and our logo. We may apply for registrations of other marks, and/or registration in additional jurisdictions, to the extent we determine such coverage is appropriate and cost-effective.

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

Competition

We compete with video-sharing sites, in-house solutions, other streaming technology platforms and a broad range of other technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger marketing budgets and larger sales teams, as well as greater financial, technical and other resources. The overall markets for our products are fragmented, rapidly evolving and highly competitive.

We expect that the competitive landscape will change as our markets continue to consolidate and mature. We believe the principal competitive factors in our industry include the following:

•
total cost of ownership;
•
breadth and depth of product functionality;
•
ability to innovate and respond to customer needs rapidly;
•
level of resources and investment in sales, marketing, product and technology;
•
ease of deployment and use of solutions;
•
level of integration into existing workflows and configurability;
•
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

Research and Development

We have focused our research and development efforts on maintaining a leading streaming platform that is reliable, scalable, and open; cultivating an intelligent cloud-based platform powered by AI; and leveraging our video and audience insights to provide value to our customers in the form of tangible solutions. We have expanded, and will continue to expand the functionality, scalability, and security of our products and enhance their ease of use, and we continue to invest in creating new product offerings. We continue to expand on providing business intelligence regarding our customers' content by focusing on data strategies and insights, while also improving the processing and transcoding of media, and the efficient delivery of media to our customers' viewers. We expect research and development expenses to increase in absolute dollars as we intend to continue to lead in the development of new technologies, regularly release new features and functionality, expand our product offerings and upgrade and extend our service offerings. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support.

Human Capital Resources

Brightcove employees are a team of smart, passionate and innovative people who are revolutionizing the way organizations stream video. As of December 31, 2023, we had 671 employees, of which 301 were located in the United States and 370 were located outside of the United States. None of our United States employees are represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We have a high degree of employee engagement, as demonstrated through participation in employee surveys, and we consider our relationship with our employees to be good.

We have built a culture around three core values, all of which guide us in delivering at the highest level on behalf of our customers: Execution, Innovation, and One Team. We recognize that maintaining our culture and realizing these values depends on our ability to attract, develop, and retain talent. To that end, we offer high quality benefits, including work-from-home flexibility and wellness initiatives, which take into account the diversity of our employees’ lifestyles and needs. Our leadership speaks with transparency at regular all-employee town hall meetings, and we create opportunities for employee feedback, including through engagement surveys. Leveraging the power of our own solutions, we host company-wide virtual events, provide a comprehensive library of training videos to all employees, as well as targeted training to our leadership team.

We are committed to diversity at all levels of our organization, from our Board of Directors, where three of our directors identify as female, to our employees. We have established hiring processes, training, and partnerships with organizations to drive diversity and inclusion among our workforce. Programs such as our employee resource groups provide community and support for our employees.

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

We process a limited amount of personal information from our customers and those who view the videos they share using our platform. As a result, we are subject to laws and regulations governing privacy and data security in the U.S. and worldwide, such as Section 5 of the Federal Trade Commission Act, the EU’s General Data Protection Law (EU GDPR), the UK General Data Protection Law (UK GDPR), the California Consumer Privacy Act (CCPA), as amended, and other state privacy laws.

Corporate & Available Information

We were founded in 2004, and our principal executive offices are located at 281 Summer Street, Boston, Massachusetts, 02210. Our telephone number is (888) 882-1880. Our website address is www.brightcove.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov. Inclusions of website addresses in this Annual Report on Form 10-K are inactive textual references only.

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

We have historically incurred significant losses in each fiscal year other than for the year ended December 31, 2021, including a consolidated net loss of $9.0 million for the year ended December 31, 2022 and a consolidated net loss of $22.9 million for the year ended December 31, 2023. These losses were due to the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating income may potentially decrease in the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will sustain profitability in the future. If we are ultimately unable to continue generating sufficient revenue to meet our financial targets, remain profitable and have sustainable positive cash flows, investors could lose their investment.

Substantially all of our revenue has historically come from a single product, Video Cloud.

We have historically been substantially dependent on revenue from a single product, Video Cloud, and we expect that revenue from Video Cloud will continue to comprise a significant portion of our revenue. Our business would be harmed by a decline in the market for Video Cloud, increased competition in the market for online video streaming platforms, or our failure or inability to provide sufficient investment to support Video Cloud as needed to maintain or grow its competitive position, including expanding our other solutions and products that address particular customer use-cases.

If we are unable to retain our existing customers, our revenue and results of operations will be adversely affected.

We sell our products pursuant to subscription agreements that are generally for annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and we have experienced losses of customers that elected not to renew, in some cases, for reasons beyond our control. For example, our largest customer during 2020 faced bankruptcy and, as a result, we lost substantially all of the revenue we expected to generate from this customer in 2020. In addition, even if subscriptions are renewed, they may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, a customer’s ability to build a video streaming solution in-house, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional solutions or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed or affected.

The actual market for our products and solutions could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our offerings does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

While we expect strong growth in the markets for our products and solutions, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity. If the customer demand for our offerings or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

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

We currently maintain offices and have sales personnel in Australia, France, Germany, India, Japan, South Korea, Spain, Mexico, Portugal, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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
•
uncertain political and economic climates, international disputes, wars (such as the conflicts between Russia and Ukraine, and in Israel and Gaza), political instability or terrorist activities and resulting economic instability; and
•
reduced or varied protection for intellectual property rights in some countries.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, and instability resulting from the ongoing conflicts between Russia and Ukraine and in Israel and Gaza. The effect of the conflicts between Russia and Ukraine, and in Israel and Gaza, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia and the Middle East, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers in Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

More recently, inflation rates, particularly in the U.S., have increased and may continue to remain at elevated levels or further rise, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Central banks worldwide, including the Federal Reserve in the U.S., have in the past raised, and may again raise, interest rates in response to concerns over inflation rates. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other domestic and foreign government agencies, related to concerns over inflation risk.

The effects of a pandemic, epidemic, outbreak of an infectious disease or public health crises have in the past and could again, materially affect how we and our customers operate our respective businesses, and impact our future results of operations and overall financial performance.

Our business could be adversely affected by health crises in regions where we operate or otherwise do business. For example, the outbreak of the novel coronavirus disease, or COVID-19, and the policies and regulations implemented in response thereto, had a significant impact, both directly and indirectly, on global business and commerce (including our business and that of our customers and suppliers) such as labor disruptions and supply chain shortages that continued even after the pandemic had subsided and restrictive policies and regulations had been lifted. Other global health concerns could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. These could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, increase customer attrition rates, or attend our events, all of which could adversely affect our future sales, operating results and overall financial performance, and heighten the effects of other risk factors described herein.

Risks related to our operations

We depend on the experience and expertise of our executive officers, senior management team and key technical employees, and the loss of any key employee could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued service of our executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. Robert Noreck will step down from his position as our Chief Financial Officer (CFO) effective as of the earlier of May 31, 2024 and the appointment of a successor CFO, and he will thereafter serve as a consultant, assisting with the transition of his responsibilities until September 30, 2024, at which time Mr. Noreck’s services to us will terminate. The Board has an active search process underway to select our next CFO, however, leadership transitions can be inherently difficult to manage, and if we are unable to attract and retain a qualified candidate for the CFO position in a timely manner or we have an inadequate transition of our CFO, it may cause disruption to our business, including to our relationships with customers, vendors and employees. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

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

Our business, headcount and operations have grown, both domestically and internationally, since our inception. In addition, we have seen organizational changes during that time, including the addition of several new members to our senior leadership team in the past several years, including our CEO. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. While we expect to continue to grow headcount and operations over the long-term, we took an action in March 2023 to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings, which included certain headcount reductions. Then, on April 28, 2023, we authorized a restructuring that was designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan") including a reduction of the Company's workforce by approximately 10%. In January 2024, we continued to restructure certain parts of our operations with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings, which also resulted in more limited headcount reductions. We may be unable to effectively manage these organizational changes, or other changes we may make in the future, which could result in difficulty or delays in delivering our products and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, difficulty in attracting new talent and retaining existing employees, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results. Our success will depend in part upon the ability of our senior leadership team to manage the Company effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Our restructuring efforts and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions.

We have incurred charges in connection with our restructuring efforts, including $2.4 million in connection with the Plan, and our restructuring efforts may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring efforts, and the risk that we may not achieve the benefits from the restructuring efforts to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the restructuring efforts, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our restructuring efforts, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

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

In the event that our customers do not have the necessary distribution or publicity rights related to content, we may be required to cease distributing such content, or we may be subject to lawsuits and claims of damages for infringement of such rights. If these claims arise with frequency, the likelihood of our business being adversely affected would rise significantly. In some cases, we may have rights to indemnification or claims against our customers if they do not have appropriate distribution rights related to specific content items, however there is no assurance that we would be successful in any such claim.

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

Our success as a business depends, in large part, on our ability to provide a consistently high-quality digital experience to consumers via our relationships and infrastructure for the distribution and delivery of online media generally. There is no guarantee that our relationships and infrastructure will not experience problems or other performance issues, which could seriously impair the quality and reliability of our delivery of digital media to end users. For example, we primarily use three content delivery networks, or CDNs, to deliver content to end users. If one or more of these CDNs were to experience sustained technical failures or other significant disruptions, it could cause delays in our service and we could lose customers. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages or service degradation that may subject us to financial penalties and liabilities and result in customer losses. In the past we have, on limited occasions, suffered temporary interruptions of certain aspects of our service, including our customers’ ability to upload new content into our system, our customers’ ability to access administrative control of their accounts, and our ability to deliver content to end users in certain geographic locations. These service interruptions were the results of human error, hardware and software failures or failures of third-party networks. On a limited number of occasions, these service interruptions have required us to provide service credits to customers. We cannot guarantee that service interruptions will not occur again or predict the duration of interruptions of our service or the impact of such interruptions on our customers. Failures and interruptions of our service may impact our reputation, result in our payment of compensation or service credits to our customers, result in loss of customers and adversely affect our financial results and ability to grow our business. In addition, if AWS or our hosting infrastructure capacity fails to keep pace with increased sales or if our delivery capabilities fail, customers may experience delays as we seek to obtain additional capacity or enable alternative delivery capability, which could harm our reputation and adversely affect our revenue growth.

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

Our internal computer systems, or those of our strategic partners, vendors or other contractors or consultants, may fail or suffer from the unauthorized disclosure of data, unauthorized access to the service and misuse of the service, which could result in a material disruption of our product development programs and our business.

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures, and have experienced cyber-attacks in the past. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, business email compromise, card skimming code, and other deliberate attacks and attempts to gain unauthorized access or cause disruption. Because the techniques used by attackers who may attempt to penetrate and sabotage our network security, infrastructure, or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative or mitigating measures. If an actual or perceived security incident or breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or security obligations or unauthorized disclosure of or access to information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach or compromise occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

It is also possible that unauthorized access to customer or employee data or our systems or infrastructure may be obtained through inadequate use of security controls by customers, suppliers or other vendors.

If any such computer system failure, accident or security incident or breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or protected information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors.

Any security breaches, unauthorized access, unauthorized usage, virus or similar security incident or disruption, or any perceived security breach or other incident could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, increased costs or other liabilities. If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability. If the measures we have put in place to limit or restrict access to and use of functionality, usage entitlements and support for customers or prospective customers are breached, circumvented or ineffective as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to and use of functionality, usage entitlements and support, our business may suffer or we could incur significant liability and/or costs.

There can be no assurance that any limitations of liability provisions in our contracts for a security breach or incident would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

We use cloud computing service facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from cloud computing services facilities, primarily Amazon Web Services. While we control the actual computer and storage systems upon which our software runs, and deploy them to these facilities, we do not control the operation or availability of these facilities.

The contracts with our cloud computing service providers and CDNs are for fixed terms expiring between May 2024 and June 2025. The owners of these facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all, and although the contracts provide for a period of service continuation after termination, transition to new providers, if we could find suitable replacements, would require significant time and expense and could disrupt or degrade delivery of our offerings. Further, if we are unable to renew these agreements on commercially reasonable terms, or if a provider increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service in a manner that is unfavorable with respect to us, we may be required to transfer to new facilities, if we are able to find suitable replacements, and we may incur significant costs and possible service interruption in connection with doing so.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have incorporated artificial intelligence into our products, and we may in the future adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed formally on a per use case basis by legal and information security. Despite contractually requiring them to do so, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business. In addition, as the regulatory framework for machine learning technology and artificial intelligence evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use artificial intelligence and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations.

Risks related to our finances

Fluctuations in the exchange rate of foreign currencies could result in currency translation losses.

We currently have foreign sales denominated in Australian dollars, British pounds sterling, Euros, Japanese yen and New Zealand dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds sterling, Mexican Pesos, Euros, Japanese yen and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2023, we carried a net $81.2 million of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

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

We may be subject to additional, more stringent privacy laws in other jurisdiction, such as the European Union’s General Data Protection Regulation (“EU GDPR”). The EU GDPR, effective since May 25, 2018, imposes strict regulations and establishes a series of requirements regarding the collection, transfer, storage and processing of personal data. The EU GDPR has extra-territorial application and applies where a company, based outside the European Union, processes personal data of individuals based in the European Union as a result of offering goods or services to individuals based in the EU and/or monitoring their behavior. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals in the EEA. Among other things, the EU GDPR imposes strict requirements regarding the security of personal data and notification of data breaches to the competent national data protection authorities, imposes limitations on retention of personal data, imposes stringent requirements relating to the consent of data subjects or ensuring another appropriate legal basis applies to the processing of personal data, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, ensuring certain measures are in place with third-party processors. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with competent national data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. Non-compliance could also result in the imposition of orders to stop data processing activities.

The EU GDPR enhances data protection obligations for businesses and provides direct legal obligations for service providers processing personal data on behalf of customers, including with respect to cooperation with European data protection authorities, implementation of security measures and keeping records of personal data processing activities. Moreover, the EU GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Noncompliance with the EU GDPR can trigger steep fines of up to €20 million or 4% of global annual revenues, whichever is higher. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020; however, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In addition to the EU GDPR, the European Union is also in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of the ePrivacy Regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. Certain jurisdictions are actively applying the ePrivacy Directive to enforce cookie consent and consent requirements generally under the EU GDPR. Originally planned to be adopted and implemented at the same time as the EU GDPR, the ePrivacy Regulation is still going through the European legislative process. Any passed Regulation would go into effect two years from the twentieth day after its publication. In the meantime, the Directive is still in effect, and will continue to be in effect for the UK even after the Regulation has passed. Preparing for and complying with the EU GDPR, UK GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the EU GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations and in inconsistency in interpretation of the law across EU regulatory bodies. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, consumer associations or others.

The European Union has also passed regulations, such as the Digital Services Act (DSA), specific to intermediaries, cloud service providers and hosting services, including those that permit for user-generated content. These laws provide for specific requirements for removal of content, disclosures about the means used to generate targeted advertising and decisions made via automated decision making, and timelines for reporting compliance metrics. Given the scope of the responsibilities and specificity of the steps that apply respectively in different ways to portions of our business, compliance will require development and monitoring of processes, which increases costs beyond potential fines, such as human resources, investment in technology and potential losses from lost revenue from advertising.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws, such as the Standard Contractual Clauses (“SCCs”) published by the European Commission, binding corporate rules or certification to the EU-U.S. Data Privacy Framework that the European Commission adopted on July 10, 2023. The UK is not subject to the EC’s new standard contractual clauses. The UK Information Commissioner's Office has published a version of a UK-specific transfer mechanism (the International Data Transfer Agreement), which came into effect on March 21, 2022, that enables transfers from the UK. The ICO has also permitted exporters to rely on the current version of the EU SCC's by implementing a UK Addendum stating as such. Moreover, on September 21, 2023, the UK Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which will allow companies to transfer personal data from the UK to the US on the basis of the EU-U.S. Data Privacy Framework. We have implemented safeguards when conducting restricted data transfers under the EU and UK GDPR, and establishing and maintaining compliance will require significant effort and cost.

While we have taken steps to mitigate the impact, such as implementing the new standard contractual clauses, certifying under the EU-US Data Privacy Framework and UK Extension and creating a risk assessment for transfers of personal information from our customers to the US, recent decisions indicate that the longevity of these mechanisms remains uncertain and may continue to evolve. Further action in this area could increase the risk of continued transfers or create costs for engaging a EU-based processor or cloud-service provider. Compliance obligations could cause us to incur costs or negatively affect the operations of our products and services in ways that harm our business.

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

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions, rely on vendors for portions of our compliance obligations or otherwise incur liability for noncompliance. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information like controllers of health-related information. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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
•
market volatility resulting from a public health emergency, such as the COVID-19 pandemic;
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Processes for Assessing, Identifying, and Managing Material Risks from Cybersecurity Threats; Board of Directors Oversight of Risks from Cybersecurity Threats and Management’s Role and Expertise in Assessing and Managing Material Risks from Cybersecurity Threats.

Cyber Risk Management and Strategy

Our Board and management team recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our process for assessing, identifying and managing risks from cybersecurity threats is informed by industry standards and includes internal cybersecurity risk assessments across our environment, and is supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. We also have a process to assess and review the cybersecurity practices of new third-party vendors and service providers, including through established vendor requirements and risk assessments. This process also includes an annual re-assessment of critical third-party vendors and service providers.

This risk management program addresses, for example, risks identified by internal audits and assessments, external testing, threat intelligence providers, internal stakeholders, vulnerability management programs, and security tools and alerting. An internal business security team manages and maintains remediation strategies for identified risks and reports on them regularly to senior leadership.

We also regularly monitor the systems that contain personal data for internal and external threats to ensure confidentiality, availability, and integrity, and our incident response program contains controls to identify threats and alert us to suspicious activity. Internally, we prioritize proactivity as a critical component of our security practices and require that Brightcove employees participate in security training at least annually. We also distribute up-to-date information about the cybersecurity environment to increase awareness among employees. Additionally, as a public company, we evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see the section titled “Risk Factors” included under Item 1A of this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Brightcove’s cyber risk management program, incident response process, and related operations are directed by the Vice President of Business Security (“VP, Business Security”). Currently, the VP, Business Security role is held by an individual who has over ten years of experience in cybersecurity, infrastructure, and cloud security and holds CISA, CISM, CIPM, and CDPSE certifications. The VP, Business Security reports to the Chief Legal Officer and is a member of the Brightcove Business Security working group, which has overall responsibility for establishing and implementing Brightcove’s cybersecurity strategy. Other members of the Brightcove Business Security working group include representatives from the product, security engineering, information technology, enterprise architecture and legal teams, who collectively have experience in cybersecurity, risk management, and compliance.

The Board is involved in the oversight of risks that could affect the company and receives updates at least quarterly from senior management, and periodically from outside advisors, regarding the various risks that the company faces. The audit committee assists the Board in its review and assessment of our cybersecurity, data privacy, and data security policies, practices, and procedures protecting our information technology systems, data, products, and services across all business functions, and reports its findings to the Board.

The audit committee has oversight over cybersecurity and related risks and concerns, and is responsible for interfacing with management and discussing with management the company’s principal risk exposures and the steps management has taken to monitor and control risk exposures, including cybersecurity and data protection policies. The audit committee is also responsible for, and reports to the Board on, (i) obtaining and reviewing reports on data management, security initiatives, and significant existing and emerging cybersecurity risks, including material cybersecurity incidents, (ii) assessing the impact on Brightcove and its stakeholders of any significant cybersecurity incident, and (iii) any disclosure obligations arising from any such incidents. The VP, Business Security reports to the audit committee to review the organizational cybersecurity program, risks, and status through quarterly updates and biannual meetings.

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

We have sales and marketing offices in Boston, Massachusetts; London, England; Tokyo, Japan; Sydney, Australia; and Seoul, South Korea. Our offices in Chennai, India, Guadalajara, Mexico, Funchal, Portugal and Covilha, Portugal are primarily used for research and development. We believe our facilities are adequate for our current needs.

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

Stockholders

As of February 16, 2024, there were approximately 77 holders of record of our common stock (not including beneficial holders of stock held in street name).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the five years ended December 31, 2023, with the cumulative total return of (a) the NASDAQ Computer & Data Processing Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 in our common stock, the NASDAQ Computer & Data Processing Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on January 2, 2019 of $7.05 per share as the initial value of our common stock.

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

$450.00
$425.00
$400.00
$375.00
$350.00
$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
1/2/19
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Brightcove Inc. (BCOV)
NASDAQ Composite Index (COMP)
NASDAQ Computer & Data Processing Index (^IXCO)

	1/2/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Brightcove Inc.	100.0	123.3	261.0	145.0	74.2	36.7
NASDAQ Composite Index	100.0	134.6	193.3	234.7	157.0	225.2
NASDAQ Computer & Data Processing Index	100.0	149.6	224.4	309.4	198.7	330.7

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2023.

Item 6. [Reserved]

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

Overview

We are a global leader in cloud-based streaming technology and services with a vision to be the world's most trusted streaming technology company. Brightcove’s software platform and suite of solutions include a breadth and depth of offerings that meet the needs of media and enterprise customers in a variety of industries across the globe with their use of streaming video, and serve as a guide in optimizing and maturing their streaming strategies. Leading companies across industries rely on our products, solutions, services, and industry expertise to grow their streaming businesses, monetize their content via streaming use-cases, expand and engage their audiences (both external and internal), and reduce the cost and complexity associated with storing, publishing, delivering, distributing, measuring, and monetizing content across streaming channels and devices.

With deep industry expertise and an understanding of how streaming video helps generate positive business outcomes, our proven platform combines functionality designed to meet the needs and goals of our customers with the additional flexibility for customers to customize solutions to meet their own unique requirements.

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

As of December 31, 2023, and 2022 we had 671 and 725 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue was $201.2 million in the year ended December 31, 2023 compared to $211.0 million in the year ended December 31, 2022. Though we increased our professional services revenue compared to the prior year, this increase was offset by a decrease in subscription and support revenue. Our consolidated net loss was $22.9 million for the year ended December 31, 2023, compared to $9.0 million for the year ended December 31, 2022. Included in consolidated net loss for the year ended December 31, 2023 was merger-related expenses, stock-based compensation expense and amortization of acquired intangible assets of $0.3 million, $13.9 million and $3.9 million, respectively. Included in consolidated net loss for the year ended December 31, 2022 was merger-related expenses, stock-based compensation expense and amortization of acquired intangible assets of $0.7 million, $13.5 million, and $3.4 million, respectively.

For the years ended December 31, 2023 and 2022, our revenue derived from customers located outside North America was 41% and 44%, respectively. We expect the percentage of revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. A discussion regarding our key metrics for the year ended December 31, 2023 compared to 2022 is presented below. A discussion regarding our key metrics for the year ended December 31, 2022 compared to 2021 can be found under Part II -Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (SEC) on February 23, 2023.

The following table includes our key metrics for the periods presented:

	Year Ended December 31,
	2023	2022
Customers (at period end)
Premium	2,028	2,235
Volume	531	610
Total customers (at period end)	2,559	2,845
Net revenue retention rate	95%	95%
Recurring dollar retention rate	94%	89%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$97.0	$95.2
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.6	$4.5
Total backlog, excluding professional services engagements (in millions)	$183.0	$153.3
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$127.3	$120.1

•
Number of Customers. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue at the end of the quarter. We believe the number of customers is a key indicator of our market penetration, the productivity of our sales organization and the value that our products bring to our customers. We classify our customers by including them in either premium or volume offerings. Our volume offerings include our Video Cloud Express customers and our Zencoder customers on month-to-month contracts and pay-as-you-go contracts. All other offerings are considered premium.

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased compared to the prior period, which we believe was due primarily to customer consolidation through mergers and acquisitions, customer business failures and customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2023 and beyond as we continue to focus on the market for our premium solutions.

•
Net Revenue Retention Rate. We assess our ability to retain and expand customers using a metric we refer to as our net revenue retention rate. We calculate the net revenue retention rate by dividing: (a) the current annualized recurring revenue for premium customers that existed twelve months prior by (b) the annualized recurring revenue for all premium customers that existed twelve months prior. We define annualized recurring revenue for premium customers as the aggregate annualized contract value from our premium customer base, measured as of the end of a given period. We typically calculate our net revenue retention rate on a quarterly basis. For annual periods, we report net revenue retention rate as the average of the net revenue retention rate for all fiscal quarters included in the period. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. The recurring dollar retention rate focuses on contracts up for renewal in a given quarter, and only captures expansion/upsells at time of renewal, and is more susceptible to swings than the net revenue retention rate. Accordingly, we plan to continue to report the net revenue retention rate in addition to reporting recurring dollar retention rate after this Annual Report on Form 10-K for the year ended December 31, 2023.
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

Restructuring

In March 2023, we took a restructuring action with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result, certain headcount reductions were necessary. The Company incurred approximately $0.4 million in restructuring charges during the year ended December 31, 2023 in connection with this action. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - General and Administrative; $0.1 million – Research and Development; and $0.1 million – Sales and Marketing. The Company paid the entire amount by March 31, 2023.

On April 28, 2023, we authorized a restructuring that was designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan included a reduction of our workforce by approximately 10%. The $2.4 million in restructuring charges recorded in the year ended December 31, 2023 reflect post-employment benefits. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $1.2 million in Sales and Marketing; $0.9 million in Research and Development; $0.2 million in General and Administrative and $0.1 million in Cost of Revenue.

In January 2024, we continued to restructure certain parts of our operations with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings, which also resulted in more limited headcount reductions. We estimate that we will incur between $1.6 million and $1.8 million in restructuring charges in the three months ended March 31, 2024 in connection with this action, which is described in further detail in the notes to the consolidated financial statements.

Geopolitical Events

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, such as continued Russian military action against Ukraine, and the current armed conflict in Israel and the Gaza Strip, a potential U.S. federal government shutdown, and other impacts from the macroeconomic environment have, and could continue to, affect our business, financial condition and results of operations. While we have continued to invest in business growth, our business is dependent on many factors and these macroeconomic conditions have caused and may in the future affect the rate of spending on software products and the demand for video to support virtual events.

See the section titled “Risk Factors” included under Item 1A for further discussion of the possible impact of these geopolitical events on our business.

Components of Consolidated Statements of Operations

Revenue

Subscription and Support Revenue — We generate subscription and support revenue from the sale of our products.

Our products are generally offered to customers on a subscription-based SaaS model, with varying levels of functionality, support, and usage entitlements that depend on the use case of our customers. Customer arrangements are typically one-year contracts, which include a subscription to our software, access to basic support and a pre-determined amount of usage entitlements. The pricing is based on the value of our software, the level of support, and the amount of usage entitlements. Should a customer’s usage exceed the contractual entitlements, the contract will provide the rate at which the customer must pay for actual usage above the contractual entitlements. We also offer enhanced support packages for an additional fee.

Our Video Cloud Express edition, which targets SMBs, and our Zencoder customers on month-to-month contracts or pay-as-you-go contracts, are considered volume customers. All other customers are considered premium customers.

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

Cost of revenue increased in absolute dollars from 2022 to 2023. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, amortization of acquired intangible assets, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses decreased for the year ended December 31, 2023 compared to the prior year due to restructuring actions taken. We intend to continue to invest in sales and marketing and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, we expect sales and marketing expenses to continue to be our most significant operating expense in future periods. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. and foreign net deferred tax assets and deferred tax assets at December 31, 2023.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the years ended December 31, 2023, 2022 and 2021, we recorded stock-based compensation expense of $13.9 million, $13.5 million, and $10.0 million, respectively. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the year ended December 31, 2023, the U.S. dollar increased in value as compared to the Japanese Yen, and our Japanese Yen-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

Under ASC 606, when the transaction price includes a variable amount of consideration, an entity is required to estimate the consideration that is expected to be received for a particular customer arrangement. We evaluate variable consideration for usage-based fees at contract inception and re-evaluate quarterly over the course of the contract. Specifically, we estimate the revenue pertaining to a customer’s usage that is expected to exceed the contractual entitlement allowance and allocate such revenue to the distinct service within the related contract that gives rise to the variable payment. Estimates of variable consideration include analyzing customer usage against the applicable entitlement limit at the end of each reporting period and estimating the amount and timing of additional amounts to be invoiced in connection with projected usage. Estimates of variable consideration relating to customer usage do not include amounts for which it is probable that a significant reversal will occur. Determining the amount of variable consideration to recognize as revenue involves significant judgment on the part of management and it is possible that actual revenue will deviate from estimates over the course of a customer’s committed contract term.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a valuation allowance against substantially all of our net U.S. and foreign deferred tax assets at December 31, 2023. We recognized a deferred tax liability in the U.S. for a portion of our indefinite lived intangibles and other deferred tax liabilities that would not be offset against deferred tax assets. Due to the evolving nature and complexity of tax regulations combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2023 and 2022, we had no material unrecognized tax benefits.

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

We have determined, based on our organizational structure, that we have one reporting unit as of December 31, 2023 and 2022. We evaluate impairment by comparing the estimated fair value of our reporting unit to its carrying value. Please see Note 7 for a discussion of the our evaluation of impairment as of December 31, 2023

Results of Operations

The following tables set forth our results of operations for the periods presented.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$192,461	$204,091	$198,929
Professional services and other revenue	8,726	6,917	12,164
Total revenue	201,187	211,008	211,093
Cost of revenue:
Cost of subscription and support revenue	68,244	69,935	62,773
Cost of professional services and other revenue	9,109	7,138	10,255
Total cost of revenue	77,353	77,073	73,028
Gross profit	123,834	133,935	138,065
Operating expenses:
Research and development	37,202	33,524	31,718
Sales and marketing	72,410	73,997	71,177
General and administrative	35,556	32,550	29,261
Merger-related	307	747	300
Other expense (benefit)	—	1,149	(1,965)
Total operating expenses	145,475	141,967	130,491
(Loss) income from operations	(21,641)	(8,032)	7,574
Other expense, net	(80)	(1,035)	(1,375)
(Loss) income before income taxes	(21,721)	(9,067)	6,199
Provision (benefit) for income taxes	1,165	(52)	802
Net (loss) income	$(22,886)	$(9,015)	$5,397
Net (loss) income per share
Basic	$(0.53)	$(0.22)	$0.13
Diluted	$(0.53)	$(0.22)	$0.13
Weighted-average number of common shares used in computing net (loss) income per share
Basic	43,128	41,831	40,717
Diluted	43,128	41,831	42,200

Overview of Results of Operations for the Years Ended December 31, 2023 and 2022

Total revenue decreased in 2023 compared to 2022 due to a decrease in subscription and support revenue of 6%, or $11.6 million, offset by an increase in professional services and other revenue of 26%, or $1.8 million. The decrease in subscription and support revenue of 6%, or $11.6 million, was primarily related to a decrease in revenue from our premium offerings. The increase in professional services and other revenue of 26%, or $1.8 million, was primarily related to the size and number of professional services engagements in 2023 compared to 2022. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

Our gross profit decreased by $10.1 million, or 8%, in 2023 compared to 2022, primarily due to a decrease in subscription and support revenue, as well as an increase in amortization expense related to our capitalized internal-use software. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $21.6 million in 2023 compared to a loss from operations of $8.0 million in 2022. This is primarily due to an increase in operating expenses of 2%, or $3.5 million, including restructuring expenses of $2.8 million, as well as a decrease in our gross profit of 8%, or $10.1 million.

Revenue

	Year Ended December 31,
	2023		2022		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$199,908	99%	$208,777	98%	$(8,869)	(4)%
Volume	1,279	1	2,231	2	(952)	(43)
Total	$201,187	100%	$211,008	100%	$(9,821)	(5)%

During 2023, revenue decreased by $9.8 million, or 5%, compared to 2022, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $8.9 million, or 4%, is the result of a decrease in the number of our customers and a decrease in usage-based fees outside of North America. During 2023, volume revenue decreased by $952,000, or 43%, compared to 2022. We continue to focus on the market for our premium solutions.

	Year Ended December 31,
	2023		2022		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$192,461	96%	$204,091	97%	$(11,630)	(6)%
Professional services and other	8,726	4	6,917	3	1,809	26
Total	$201,187	100%	$211,008	100%	$(9,821)	(5)%

During 2023, subscription and support revenue decreased by $11.6 million, or 6%, compared to 2022. The decrease was due to the aforementioned decrease in revenue from premium offerings outside of North America during the year ended December 31, 2023. Professional services and other revenue increased by $1.8 million, or 26%, compared to the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Year Ended December 31,
	2023		2022		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$120,378	60%	$118,755	56%	$1,623	1%
Europe	32,922	16	36,177	18	(3,255)	(9)
Japan	20,080	11	21,988	13	(1,908)	(9)
Asia Pacific	27,421	14	33,645	13	(6,224)	(18)
Other	386	—	443	—	(57)	(13)
International subtotal	80,809	41	92,253	44	(11,444)	(12)
Total	$201,187	100%	$211,008	100%	$(9,821)	(5)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During 2023, total revenue for North America increased by $1.6 million, or 1%, compared to 2022. During 2023, total revenue outside of North America decreased by $11.4 million, or 12%, compared to 2022. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period and, to a lesser extent, non-recurring customer events that occurred in the prior period. The decreases in Asia Pacific and Europe were due to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Year Ended December 31,
	2023		2022		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$68,244	35%	$69,935	34%	$(1,691)	(2)%
Professional services and other	9,109	104	7,138	103	1,971	28
Total	$77,353	38%	$77,073	37%	$280	0%

During 2023, cost of subscription and support revenue decreased $1.7 million, or 2%, compared to 2022. This decrease corresponds to a decrease in our network hosting services and content delivery network expenses of $1.2 million, and $5.1 million, respectively, as we continue to optimize our costs of goods sold. These decreases were offset by an increase in amortization of capitalized internal-use software development of $4.6 million.

During 2023, cost of professional services and other revenue increased $2.0 million, or 28%, compared to 2022. This increase corresponds to an increase in contractor expenses of $2.8 million due to higher levels of implementation and professional services provided. This increase was offset by a decrease in employee-related expenses and rent and utilities expenses of $647,000 and $104,000, respectively.

Gross Profit

	Year Ended December 31,
	2023		2022		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$124,217	65%	$134,156	66%	$(9,939)	(7)%
Professional services and other	(383)	(4)	(221)	(3)	(162)	(73)
Total	$123,834	62%	$133,935	63%	$(10,101)	(8)%

The overall gross profit percentage was 62% and 63% for the years ended December 31, 2023 and 2022, respectively. Subscription and support gross profit decreased $9.9 million, or 7%, compared to 2022. In addition, professional services and other gross profit decreased by $162,000, or 73%, compared to 2022. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2023		2022		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$37,202	18%	$33,524	16%	$3,678	11%
Sales and marketing	72,410	36%	73,997	35%	(1,587)	(2)%
General and administrative	35,556	18%	32,550	15%	3,006	9%
Merger-related	307	—	747	—	(440)	(59)%
Other	—	—	1,149	—	(1,149)	(1)
Total	$145,475	72%	$141,967	66%	$3,508	2%

Research and Development. During 2023, research and development expense increased by $3.7 million, or 11%, compared to 2022. This increase was primarily due to increases in employee-related expenses of $4.1 million, which included $1.1 million of restructuring expenses. This increase was offset by a decrease in contractor expenses of $479,000. We expect our research and development expense, as percentage of revenue, to remain relatively unchanged in future periods.

Sales and Marketing. During 2023, sales and marketing expense decreased by $1.6 million, or 2%, compared to 2022 primarily due to decreases in marketing programs expenses, contractor expenses and rent and utilities expenses of $2.7 million, $745,000 and $615,000, respectively. These decreases were offset by an increase in employee-related expenses of $2.2 million, which included $1.3 million of restructuring expenses, and various other expenses that, in aggregate, increased by $274,000. We expect that our sales and marketing expense will decrease in absolute dollars in the short term as a result of the restructuring actions we took in 2023 and January 2024.

General and Administrative. During 2023, general and administrative expense increased by $3.0 million, or 9%, compared to 2022 primarily due to an increase in employee-related expenses of $1.3 million, which included $412,000 of restructuring expenses. The remainder of the increase was due to increases in computer maintenance and support expenses, outside accounting and legal fees, and stock based compensation expense of $799,000, $565,000 and $745,000, respectively. These increases were offset by decreases in recruiting and relocation expenses and insurance expenses of $221,000 and $126,000, respectively, and other various expenses that, in aggregate, decreased by approximately $112,000. In future periods, we expect general and administrative expense, as a percentage of revenue, to remain relatively unchanged.

Merger-Related. During 2023, merger-related expense decreased by $440,000, or 59%, compared to 2022 primarily due to costs incurred in connection with the acquisition of Wicket Labs in 2022 which did not recur in 2023.

Other expense. On March 28, 2022 our CEO retired. Pursuant to a Transition Agreement that was entered into by the previous CEO and the Company in October 2021, the CEO, upon retirement, would be paid his annual base compensation through December 31, 2022 and his 2022 annual bonus, the bonus amount to be determined by the Company’s 2022 performance. In accordance with generally accepted accounting principles we determined that the remaining base compensation and the current estimate of the 2022 annual bonus should be accrued and the expense was recognized as of March 28, 2022. The total expense of $1.1 million reflected $0.2 million of stock-based compensation expense as a result of the modification of certain awards pursuant to the Transition Agreement. Of the total annual base compensation and bonus accrued, the entire balance was paid as of December 31, 2023. During the year ended December 31, 2023, we did not incur additional other expenses.

Overview of Results of Operations for the Years Ended December 31, 2022 and 2021

A discussion regarding an overview of our results of operations for the year ended December 31, 2023 compared to 2022 is presented below. A discussion regarding an overview of our results of operations for the year ended December 31, 2022 compared to 2021 can be found under Part II -Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023.

Liquidity and Capital Resources

Cash and cash equivalents.

We had cash and cash equivalents totaling $18.6 million at December 31, 2023 compared to $31.9 million at December 31, 2022. The decrease in cash in 2023 was primarily due to the decrease in net income, which was the result of the decrease in total revenue compared to 2022. Our cash and cash equivalents at December 31, 2023 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. At December 31, 2023 and 2022, we had $8.3 million and $12.1 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. As a result of changes in tax law, these earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the year ended December 31, 2023, we paid $1.7 million of cash consideration held back to sellers for the satisfaction of certain representations and warranties in relation to the acquisition of Wicket Labs. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flow Data	2023	2022	2021
	(in thousands)
Cash flows provided by operating activities	4,505	25,421	19,563
Cash flows used in investing activities	(15,650)	(37,767)	(10,842)
Cash flows (used in) provided by financing activities	(2,030)	(83)	702

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

Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the year ended December 31, 2023 was $4.5 million. The cash flow provided by operating activities primarily resulted from net non-cash charges of $30.6 million offset by changes in our operating assets and liabilities of $3.2 million and a net loss of $22.9 million. Net non-cash expenses consisted of $13.9 million for stock-based compensation, $16.5 million for depreciation and amortization, and $162,000 for provision for reserves on accounts receivable. Cash inflows from changes in our operating assets and liabilities consisted primarily of a decrease in prepaid expenses and other current assets of $1.6 million, a decrease in other assets of $1.3 million, an increase in accounts payable of $3.3 million, and an increase in deferred revenue of $6.7 million. These inflows were offset by an increase in accounts receivable of $7.7 million, a decrease in accrued expenses of $8.0 million, and operating leases of $409,000. The decrease in cash flow provided by operating activities during the year ended December 31, 2023 compared to the prior period is primarily due to the increase in net loss.

Cash flows used in investing activities.

Cash used in investing activities during the year ended December 31, 2023 was $15.7 million, consisting primarily of $12.5 million for the capitalization of internal-use software costs and $3.1 million in capital expenditures to support the business. The decrease in cash flows used in investing activities is primarily due to the acquisition of Wicket Labs in 2022.

Cash flows used in financing activities.

Cash used in financing activities for the year ended December 31, 2023 was $2.0 million, primarily from deferred acquisition payments and other financing activities.

Credit facility.

On November 1, 2023, we entered into a loan modification agreement to our existing amended and restated loan and security agreement with a lender (the “Loan Agreement”), for the extension of the maturity date of amounts due under the Second Restated Loan Agreement until three years from the date of the Loan Agreement, providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of December 31, 2023. As we have not drawn on the Line of Credit, there are no amounts outstanding as of December 31, 2023.

Net operating loss carryforwards.

As of December 31, 2023, the Company had federal net operating losses of approximately $154.0 million, of which $108.3 million are available to offset future taxable income, if any, through 2037 and $45.7 million which are available to offset future taxable income indefinitely. As of December 31, 2023, the Company had state net operating losses of approximately $76.5 million, of which $73.4 million are available to offset future taxable income, if any, through 2041 and $3.1 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $10.7 million and $6.3 million, respectively, which expire in various amounts through 2043. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of December 31, 2023 and 2022.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office space and contractual commitments for content delivery network services, hosting and other support services. During 2022 and 2023 we renewed and amended agreements with our primary providers of content delivery network services, hosting and other support services. The terms of the agreements comprised, respectively: 1) a minimum commitment of $93.2 million over three years and 2) a minimum commitment of $6.6 million over two years. As of December 31, 2023, we had operating lease obligations of $21.8 million, with $3.3 million payable within 12 months. As of December 31, 2023, we had outstanding purchase obligations of $55.2 million, with $37.9 payable within 12 months. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The following table summarizes these contractual obligations at December 31, 2023:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	More than 1 Year
Operating lease obligations	$21,844	$3,302	$18,542
Outstanding purchase obligations	55,239	37,891	17,348
Total	$77,083	$41,193	$35,890

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

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. We have an existing loan and security agreement with a lender which provides for up to a $30.0 million asset-backed line of credit which expires on November 1, 2026. In the event funding is required, we may not be able to obtain additional bank credit arrangements or equity or debt financing on terms acceptable to us or at all.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Twelve Months Ended December 31,
	2023	2022
Revenues generated in locations outside the United States	45%	47%
Revenues in currencies other than the United States dollar (1)	25%	27%
Expenses in currencies other than the United States dollar (1)	17%	16%

(1)
Percentage of revenues and expenses denominated in foreign currency for the years ended December 31, 2023 and 2022:

	Twelve Months Ended December 31, 2023
	Revenues	Expenses
Euro	6%	1%
British pound	6%	6%
Japanese Yen	10%	2%
Other	3%	8%
Total	25%	17%

	Twelve Months Ended December 31, 2022
	Revenues	Expenses
Euro	8%	1%
British pound	6%	5%
Japanese Yen	10%	2%
Other	3%	8%
Total	27%	16%

As of December 31, 2023 and 2022, we had $6.6 million and $6.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. Relative to foreign currency exposures existing at December 31, 2023, a 20% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2023, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $9.9 million, decreased expenses by $7.7 million and increased operating losses by $2.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2023.

Interest rate risk

We had cash and cash equivalents totaling $18.6 million at December 31, 2023. Cash and cash equivalents were invested primarily in money market funds and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. In the event that we borrow under our line of credit, the related interest expense recorded would be subject to changes in the rate of interest.

Item 8.	Financial Statements and Supplementary Data

Brightcove Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightcove Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brightcove Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are nerot, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Variable Consideration
Description of the Matter

As described in the footnotes of the consolidated financial statements, specifically, “Summary of Significant Accounting Policies,” the Company’s contracts contain transaction prices with variable amounts of consideration related to usage-based fees. The Company estimates the revenue pertaining to a customer’s usage that is expected to exceed the contractual entitlement allowance, after consideration of any constraints, which is recognized ratably over the service period.

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

To test variable consideration, our audit procedures included, amongst others, testing the completeness and accuracy of the underlying data used in the Company’s calculation. This included, for a sample of contracts, agreeing the entitlement allowances to the underlying contracts and agreeing the actual usage to the underlying system of record. To assess management’s variable consideration assumptions, for a sample of contracts, we tested management’s estimated usage over the contractual entitlement allowance by comparing the entitlement and usage rates to actual customer experience, interviewed account managers to understand the actual and expected usage, and evaluated the impacts of any related constraints. We also tested the Company’s historical lookback analysis on a sample basis. Lastly, we performed sensitivity analyses to evaluate how the changes in management’s assumptions of future usage based on historical trends could affect revenue recognized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

February 22, 2024

Brightcove Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$18,615	$31,894
Accounts receivable, net of allowance of $210 and $294 at December 31, 2023 and December 31, 2022, respectively	33,451	26,004
Prepaid expenses	6,569	8,700
Other current assets	11,764	10,722
Total current assets	70,399	77,320
Property and equipment, net	42,476	39,677
Operating lease right-of-use asset	16,233	18,671
Intangible assets, net	6,368	10,279
Goodwill	74,859	74,859
Other assets	5,772	7,007
Total assets	$216,107	$227,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,422	$11,326
Accrued expenses	17,566	26,877
Operating lease liability	4,486	4,157
Deferred revenue	68,155	61,597
Total current liabilities	104,629	103,957
Operating lease liability, net of current portion	17,358	20,528
Other liabilities	207	981
Total liabilities	122,194	125,466
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,833,919 and 42,449,677 shares issued at December 31, 2023 and 2022, respectively	44	42
Additional paid-in capital	328,918	314,825
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,236)	(1,593)
Accumulated deficit	(232,942)	(210,056)
Total stockholders’ equity	93,913	102,347
Total liabilities and stockholders’ equity	$216,107	$227,813

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Revenue:
Subscription and support revenue	$192,461	$204,091	$198,929
Professional services and other revenue	8,726	6,917	12,164
Total revenue	201,187	211,008	211,093
Cost of revenue:
Cost of subscription and support revenue	68,244	69,935	62,773
Cost of professional services and other revenue	9,109	7,138	10,255
Total cost of revenue	77,353	77,073	73,028
Gross profit	123,834	133,935	138,065
Operating expenses:
Research and development	37,202	33,524	31,718
Sales and marketing	72,410	73,997	71,177
General and administrative	35,556	32,550	29,261
Merger-related	307	747	300
Other expense (benefit)	—	1,149	(1,965)
Total operating expenses	145,475	141,967	130,491
(Loss) income from operations	(21,641)	(8,032)	7,574
Other (expense) income, net
Interest income	176	103	5
Interest expense	(26)	—	—
Other expense, net	(230)	(1,138)	(1,380)
Total other (expense) income, net	(80)	(1,035)	(1,375)
(Loss) income before income taxes	(21,721)	(9,067)	6,199
Provision (benefit) for income taxes	1,165	(52)	802
Net (loss) income	$(22,886)	$(9,015)	$5,397
Net (loss) income per share
Basic	$(0.53)	$(0.22)	$0.13
Diluted	$(0.53)	$(0.22)	$0.13
Weighted-average number of common shares used in computing net (loss) income per share
Basic	43,128	41,831	40,717
Diluted	43,128	41,831	42,200

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net (loss) income	$(22,886)	$(9,015)	$5,397
Other comprehensive (loss) income:
Foreign currency translation adjustments	357	(931)	(474)
Comprehensive (loss) income	$(22,529)	$(9,946)	$4,923

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	42,449,677	41,384,643	40,152,021
Common stock issued upon acquisition	—	212,507	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	1,384,242	852,527	1,232,622
Balance, end of period	43,833,919	42,449,677	41,384,643
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$42	$41	$40
Common stock issued upon acquisition	—	—	—
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units	2	1	1
Balance, end of period	$44	$42	$41
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$314,825	$298,793	$287,059
Issuance of common stock upon exercise of stock options and pursuant to restricted stock units, net of tax	(1)	(84)	1,175
Stock-based compensation expense	14,425	14,129	10,559
Withholding tax on restricted stock	(331)	—	—
Common stock issued upon acquisition	—	1,987	—
Balance, end of period	$328,918	$314,825	$298,793
Accumulated deficit
Balance, beginning of period	$(210,056)	$(201,041)	$(206,438)
Net (loss) income	(22,886)	(9,015)	5,397
Balance, end of period	$(232,942)	$(210,056)	$(201,041)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,593)	$(662)	$(188)
Foreign currency translation adjustment	357	(931)	(474)
Balance, end of period	$(1,236)	$(1,593)	$(662)
Total stockholders’ equity	$93,913	$102,347	$96,260

See accompanying notes.

Brightcove Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net (loss) income	$(22,886)	$(9,015)	$5,397
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,536	10,696	8,322
Stock-based compensation	13,899	13,548	9,968
Provision for reserves on accounts receivable	162	118	159
Changes in assets and liabilities:
Accounts receivable	(7,707)	4,227	(846)
Prepaid expenses and other current assets	1,565	(1,216)	1,281
Other assets	1,328	(348)	(1,437)
Accounts payable	3,294	120	(683)
Accrued expenses	(7,950)	2,397	(5,209)
Operating leases	(409)	5,503	(634)
Deferred revenue	6,673	(609)	3,245
Net cash provided by operating activities	4,505	25,421	19,563
Investing activities
Cash paid for acquisition, net of cash acquired	—	(13,215)	(2,000)
Purchases of property and equipment	(3,120)	(10,727)	(2,205)
Capitalized internal-use software costs	(12,530)	(13,825)	(6,637)
Net cash used in investing activities	(15,650)	(37,767)	(10,842)
Financing activities
Proceeds from exercise of stock options	—	177	2,846
Deferred acquisitions payments	(1,700)	—	(475)
Other financing activities	(330)	(260)	(1,669)
Net cash (used in) provided by financing activities	(2,030)	(83)	702
Effect of exchange rate changes on cash and cash equivalents	(104)	(1,416)	(1,156)
Net decrease in cash and cash equivalents	(13,279)	(13,845)	8,267
Cash and cash equivalents at beginning of period	31,894	45,739	37,472
Cash and cash equivalents at end of period	$18,615	$31,894	$45,739
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$3,686	$1,842	$4,277
Cash paid for income taxes	$1,372	$671	$737
Cash paid for interest	$23	$—	$—
Supplemental disclosure of non-cash operating activities
Capitalization of stock-based compensation related to internal use software	$527	$580	$593
Supplemental disclosure of non-cash investing and financing activities
Unpaid internal-use software costs	$210	$1,213	$446
Fair value of shares issued for acquisition of a business	$—	$1,987	$—
Unpaid purchases of property and equipment	$714	$267	$25

See accompanying notes.

Brightcove Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date. The Company did not have any short-term or long-term investments at December 31, 2023 or 2022. Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2023 or 2022. Realized gains and losses from sales of the Company’s investments are included in “Other (expense) income, net”.

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at December 31, 2023 and 2022, due to the short-term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts.

The Company’s financial instruments carried at fair value were less than $0.1 million as of December 31, 2023 and 2022.

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

Disaggregation of Revenue

Subscription and Support

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Contracts for premium customers generally have a term of one year and are non-cancellable. These contracts generally provide the customer with a maximum contractual level of entitlement, and provide the rate at which the customer pays for actual usage above the contractual entitlement allowance. These subscription arrangements are considered stand ready obligations that are providing a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. As such, these subscription arrangements are treated as a single performance obligation and the related fees are recognized as revenue ratably over the term of the underlying arrangement.

When the transaction price includes a variable amount of consideration, an entity is required to estimate the consideration that is expected to be received for a particular customer arrangement. The Company evaluates variable consideration for usage-based fees at contract inception and re-evaluates quarterly over the course of the contract. Specifically, the Company estimates the revenue pertaining to a customer’s usage that is expected to exceed the contractual entitlement allowance and allocates such revenue to the distinct service within the related contract that gives rise to the variable payment. Estimates of variable consideration include analyzing customer usage against the applicable entitlement limit at the end of each reporting period and estimating the amount and timing of additional amounts to be invoiced in connection with projected usage. Estimates of variable consideration relating to customer usage do not include amounts for which it is probable that a significant reversal will occur. Determining the amount of variable consideration to recognize as revenue involves significant judgment on the part of management and it is possible that actual revenue will deviate from estimates over the course of a customer’s committed contract term.

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

Professional Services and Other Revenue

Professional services and other revenue consist of services such as implementation, software customizations and project management for customers who subscribe to our premium editions. These arrangements are priced either on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed, or on a time and materials basis. Professional services and other revenue is recognized on a percent complete basis based on the input method. Professional services and other revenue sold on a stand-alone basis are recognized as the services are performed, subject to any refund or other obligation.

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

Costs to Obtain a Contract

Commissions are paid to internal sales representatives as compensation for obtaining contracts. Under ASC 606, Revenue from Contracts with Customers, the Company capitalizes commissions that are incremental, as a result of costs incurred to obtain a customer contract, if those costs are not within the scope of another topic within the accounting literature and meet the specified criteria. Assets recognized for costs to obtain a contract are amortized over the period of performance for the underlying customer contracts. The commission expense on contracts with new customers is recorded over the average life of a customer given the commission amount associated with sales to new customers is not commensurate with the commission amount associated with the contract renewal for those same customers. The commission amount associated with the renewal of a contract in addition to any commission amount related to incremental sales are recorded as expense over the term of the renewed contract. These assets are periodically assessed for impairment.

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

The Company uses the aging method to estimate its expected credit losses on trade accounts receivable (“AR”) and unbilled trade accounts receivable (“UAR”). As of December 31, 2023, the financial assets of the Company within the scope of the assessment comprised AR and UAR. UAR is reflected in Other current assets on the Company’s Consolidated Balance Sheets and was $1.8 million and $1.8 million as of December 31, 2023 and December 31, 2022, respectively. Estimated credit losses for UAR were not material.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2023	$294	$162	$(246)	$210
Year ended December 31, 2022	353	118	(177)	294
Year ended December 31, 2021	648	159	(454)	353

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

For the years ended December 31, 2023, 2022 and 2021, no individual customer accounted for more than 10% of total revenue. As of December 31, 2023 and 2022, no individual customer accounted for more than 10% of accounts receivable, net.

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

During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $11.7 million, $15.5 million, and $7.7 million, respectively, of internal-use software development costs. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $9.9 million, $5.2 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

For the years ended December 31, 2023, 2022 and 2021, the Company has not identified any impairment of its long-lived assets.

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

The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2023 and 2022. The Company evaluates impairment by comparing the estimated fair value of its reporting unit to its carrying value. Please see Note 7 for a discussion of the Company's evaluation of impairment as of December 31, 2023

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign translation adjustments as of December 31, 2023 and 2022.

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

The following table set forth the computations of basic and diluted (loss) earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net (loss) income	$(22,886)	$(9,015)	$5,397

Weighted average shares used in computing basic earnings per share	43,128	41,831	40,717

Effect of weighted average dilutive stock-based awards	-	-	1,483

Weighted average shares used in computing diluted earnings per share	43,128	41,831	42,200

Net (loss) income per share—basic and diluted
Basic	$(0.53)	$(0.22)	$0.13
Diluted	$(0.53)	$(0.22)	$0.13

The following outstanding common shares have been excluded from the computation of dilutive (loss) earnings per share as of the periods indicated because such securities are anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Options outstanding	2,248	1,420	1,681
Restricted stock units outstanding	5,620	5,212	3,937
Total options and restricted stock units outstanding	7,868	6,632	5,618

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2023 or 2022.

Stock-Based Compensation

At December 31, 2023, the Company had seven stock-based compensation plans, which are more fully described in Note 11.

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

The fair value of each service-based option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. The expected volatility of options granted has been determined using the historical volatility of the Company’s own common stock. The expected life of options has been determined utilizing the

“simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For premium-priced options issued under the Company's stock-based compensation plans, the fair value of each option issued is determined using the binomial lattice model, which calculates multiple potential outcomes for option exercises and establishes a fair value based on the most likely outcome. Key assumptions for the binomial lattice model include share price, volatility, the early exercise multiple, risk-free rate, expected dividends, and number of time steps.

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

Advertising Costs

Advertising costs are charged to operations as incurred. The Company incurred advertising costs of $2.7 million, $4.8 million and $6.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Merger-related Costs

Merger-related costs consist of expenses related to mergers and acquisitions, integration costs and general corporate development activities. In 2022, merger-related costs incurred were primarily related to the acquisition of Wicket Labs and, to a lesser extent, general merger and related activities. In 2023 and 2021, merger-related costs incurred were primarily related to general merger and related activities.

Recent Accounting Pronouncements and Standards

Recently Adopted Accounting Pronouncements

ASU No. 2023-09

In December 2023, the FASB issued ASU No. 2023-09, which improves the transparency and decision usefulness of income tax disclosures, specifically to enhance investors's ability to: (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. This guidance will be effective for the Company on January 1, 2025. The Company does not expect application of this guidance to have a material impact on its consolidated financial statements.

3. Business Combinations

On February 1, 2022, the Company acquired 100% of the outstanding shares of Wicket Labs, Inc. (“Wicket Labs”) a provider of subscriber and content insights, in exchange for common stock of the Company and cash, (“Wicket Acquisition”). At the closing, the Company issued 212,507 unregistered shares of common stock of the Company valued at approximately $2.0 million and approximately $15.0 million in cash, of which approximately $1.8 million of the cash consideration was held back to secure payment of any claims of indemnification for breaches or inaccuracies in the sellers’ representations and warranties, covenants and agreements. During the year ended December 31, 2022, the Company paid $0.1 million of cash consideration held back to the sellers for the satisfaction of certain representations and warranties. The remaining cash consideration held back was included in Accrued Expenses at December 31, 2022 and released in full on February 8, 2023.

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

During the year ended December 31, 2022, the Company incurred $0.7 million of merger-related costs related to the Wicket Acquisition.

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

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2023 and 2022 consist of the following:

	December 31, 2023
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$18,571	$18,571
Money market funds	Demand	44	44
Total cash and cash equivalents		$18,615	$18,615

	December 31, 2022
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$31,852	$31,852
Money market funds	Demand	42	42
Total cash and cash equivalents		$31,894	$31,894

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
Computer equipment	$16,027	$15,516
Software	75,311	60,534
Furniture and fixtures	4,895	4,775
Leasehold improvements	9,001	8,839
	105,234	89,664
Less accumulated depreciation and amortization	62,758	49,987
	$42,476	$39,677

Depreciation and amortization expense, which includes amortization expense associated with capitalized internal-use software development costs, for the years ended December 31, 2023, 2022 and 2021 was $12.6 million, $7.3 million and $5.3 million, respectively.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2023	33,451	1,785	68,155	185	68,340
Balance at December 31, 2022	26,004	1,786	61,597	360	61,957
Balance at December 31, 2021	29,866	2,375	62,057	114	62,171
Balance at December 31, 2020	29,305	2,078	58,741	811	59,552

Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $61.0 million. During the year ended December 31, 2023, the Company did not recognize any material revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $13.1 million and $12.4 million as of December 31, 2023 and December 31, 2022, respectively. Amortization expense recognized for costs to obtain a contract was $10.9 million, $10.4 million and $12.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Transaction Price Allocated to Future Performance Obligations

As of December 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $183.0 million, of which approximately $127.3 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by December 2028.

7. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following as of December 31, 2023:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6	$22,278	$19,663	$2,615
Customer relationships	9	15,669	11,916	3,753
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—
Total		$40,227	$33,859	$6,368

Finite-lived intangible assets consist of the following as of December 31, 2022:

Description	Weighted Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6	$22,278	$17,393	$4,885
Customer relationships	9	15,669	10,275	5,394
Non-compete agreements	3	1,912	1,912	—
Tradename	3	368	368	—
Total		$40,227	$29,948	$10,279

In the fourth quarter of 2022 the Company assessed the useful life of the acquired Wicket-developed technology and changed its estimate of the expected useful life to 3 years. This change was applied prospectively as of the beginning of the fourth quarter 2022.

The following table summarizes amortization expense related to intangible assets for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Cost of subscription and support revenue	$2,270	$1,757	$1,420
Sales and marketing	1,641	1,662	1,652
	$3,911	$3,419	$3,072

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Amount
2024	$3,688
2025	2,141
2026	536
2027	3
2028	—
2029 and thereafter	—
Total	$6,368

Goodwill was $74,859 at December 31, 2023 and 2022. There were no changes in the carrying amount of goodwill for the year ended December 31, 2023.

The Company views its operations and manages its business as one reporting unit and tests goodwill and its definite-lived intangible assets annually on October 31. As of October 31, 2023, the Company did not identify an impairment triggering event and assessed impairment for goodwill and other definite-lived intangible assets using a qualitative approach and quantitative approach, respectively.

During the two months ended December 31, 2023 the Company identified a triggering event, the decrease in its stock price as of December 31, 2023 (the interim testing date), that may indicate impairment.

The Company reviewed its quantitative analysis for its definite-lived intangible assets as of October 31, 2023, that used undiscounted cash flow models, and determined that the assumptions used in the undiscounted cash flow model were still applicable as of December 31, 2023 and that there was no impairment on our definite-lived intangible assets. The Company's significant assumptions in the undiscounted cash flow models include, but are not limited to, its revenue growth rates assumption.

As the Company has one reporting unit all of its goodwill was allocated to that unit for the purpose of testing for impairment. To determine fair value of its one reporting unit, the Company engaged a third-party valuation expert and provided the valuation expert with projected financial information prepared by management. The Company took the income approach and used a discounted cash flow model as its valuation technique to measure the fair value of its reporting unit. The discounted cash flow model used forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow model include, but are not limited to: the weighted average cost of capital ("WACC", the rate at which future cash flows are discounted to present value), revenue growth rates, including the perpetual growth rate for the terminal year, and operating margins of the reporting unit. Lastly, the Company reconciled the aggregate of the discounted cash flows to its market capitalization, which included a reasonable control premium based on observed market conditions. The result of the goodwill impairment test performed indicated that estimated fair value exceeded the carrying value of the reporting unit. As such, the Company feels the reporting unit was not at risk of impairment as of the interim testing date.

Conditions that could trigger future impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. These factors could have a negative material impact to the fair value of the Company's reporting unit and could result in a future impairment charge.

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

The Company’s rent expense was $4.1 million, $5.1 million, $4.3 million for the years ended December 31, 2023, 2022 and 2023, respectively.

The Company entered into one operating lease agreement in the current year, resulting in the recording of an initial liability and corresponding right-of-use asset of $0.3 million.

The weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2023	2022	2021
Weighted average remaining lease term (years)	7.77	8.27	8.81
Weighted average discount rate	5.9%	5.8%	5.7%

The weighted-average remaining non-cancelable lease term for the Company’s operating leases was 7.77 years at December 31, 2023. The weighted-average discount rate was 5.9% at December 31, 2023.

The Company’s operating leases expire at various dates through 2032. The following shows the undiscounted cash flows for the remaining years under operating leases at December 31, 2023:

Year Ending December 31,	Operating Lease Commitments
2024	$4,774
2025	4,235
2026	3,981
2027	4,010
2028	3,802
2029 and thereafter	10,779
Total operating lease commitments	31,581
Less imputed interest	(9,737)
Total lease liabilities	$21,844

The Company’s discounted current operating lease liability and discounted non-current lease liability at December 31, 2023 were $4.5 million and $17.4 million, respectively.

In the fourth quarter of 2020 the Company subleased 100% of one of its London offices through the remaining lease term. For the years ended December 31, 2023, 2022 and 2021 the Company recognized rent income of $0.8 million, $0.8 million and $0.9 million, respectively, within operating expenses. Lease income relating to variable lease payments was immaterial.

The Company’s London sublease expires in December of 2024. The undiscounted cash inflows from the London sublease for the remaining year at December 31, 2023 was $0.9 million.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. Based on historical experience and information known as of December 31, 2023, the Company has incurred minimal costs for the above guarantees and indemnities.

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

Common Stock Reserved for Future Issuance

At December 31, 2023, the Company has reserved the following shares of common stock for future issuance:

December 31, 2023
Common stock options outstanding	2,247,951
Restricted stock unit awards outstanding	5,619,438
Shares available for issuance under all stock-based compensation plans	7,768,241
Total shares of authorized common stock reserved for future issuance	15,635,630

11. Stock-Based Compensation

Stock-Based Compensation Plans

At December 31, 2023, the Company had seven stock-based compensation plans:

•
On February 8, 2022, the Company adopted the Brightcove Inc. 2022 Inducement Plan (the 2022 Plan). The 2022 Plan provides for the issuance of employment inducement awards to the Company’s Chief Executive Officer (CEO).
•
On March 25, 2021, the Board adopted, the Brightcove Inc. 2021 Stock Incentive Plan (the 2021 Plan) which was approved by the shareholders on May 11, 2021. On March 15, 2023, the Board adopted an amendment to the 2021 plan to increase the aggregate number of shares of Stock reserved for issuance under the Plan by 7,000,000, which was approved by the shareholders on May 10, 2023. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan, as amended, is 13,200,000 shares.

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

The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Cost of subscription and support revenue	$506	$508	$627
Cost of professional services and other revenue	375	433	401
Research and development	2,453	2,746	1,677
Sales and marketing	4,197	3,990	2,957
General and administrative	6,368	5,622	4,306
Other (expense) benefit	—	249	—
	$13,899	$13,548	$9,968

As of December 31, 2023, there was $25.4 million of total unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

The following is a summary of the stock option activity for all stock option plans during the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,110,486	$9.19		$—
Granted	114,973	14.88
Exercised	(333,190)	8.53		$2,999
Cancelled	(210,792)	10.26
Outstanding at December 31, 2021	1,681,477	$9.59		$1,938
Granted	—	—
Exercised	(28,400)	6.24		$40
Cancelled	(233,310)	11.11
Outstanding at December 31, 2022	1,419,767	$9.39		$4
Granted	1,563,688	7.00
Exercised	—	—		$—
Cancelled	(735,504)	9.39
Outstanding at December 31, 2023	2,247,951	$7.73	7.11	$—
Exercisable at December 31, 2023	815,986	$8.74	3.50	$—

(1)

The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on December 31, 2023, December 31, 2022, and December 31, 2021 of $2.59, $5.23, and $10.22 per share, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

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

Prior to 2023, the Company had only granted service-based options under its stock compensation plans. The fair value of each option grant issued under the Company’s stock-based compensation plans prior to 2023 was estimated using the Black-Scholes option-pricing model.

The weighted-average fair value of options granted and assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2023	2022	2021
Weighted-average fair value of options granted during the year	$1.75	$—	$6.98

Risk-free interest rate	3.4 - 4.8%	—	1.22%
Expected volatility	47.9 - 55.5%	—	48%
Expected life (in years)	—	—	6.2
Expected dividend yield	—	—	—

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

Under the 2012 Plan, the Company granted restricted stock units to certain key executives, which contain both performance-based (“P-RSU”) and service-based vesting conditions (“S-RSU”). The Company measures compensation expense for these performance-based awards based upon a review of the Company’s expected achievement against specified financial performance targets. Compensation cost is recognized on a ratable basis over the requisite service period for each series of grants to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time. The Company determined that the conditions for a portion of the performance-based restricted stock units were achieved in the first quarter of 2020. As such, the Company recognized $0.2 million of stock-based compensation expense relating to performance-based awards for the year ended December 31, 2021. The Company did not recognize stock-based compensation expense relating to the aforementioned performance-based awards in the years ended December 31, 2022, and 2023, respectively, as the Company determined that the conditions for further portions of the performance-based restricted stock units to vest were not achieved.

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

The following table summarizes the P-RSU and S-RSU activity during the year ended December 31, 2023, 2022, and 2021:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2020	2,000,416	$10.30	1,587,801	$10.40	3,588,217	$10.35
Granted	2,269,341	12.24	64,011	12.65	2,333,352	12.25
Vested and issued	(680,769)	9.85	(181,910)	8.74	(862,679)	9.62
Cancelled	(673,268)	11.67	(448,730)	9.59	(1,121,998)	10.84
Unvested by December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2021	2,915,720	$11.66	1,021,172	$11.04	3,936,892	$11.50
Granted	3,803,691	6.94	500,000	4.06	4,303,691	6.61
Vested and issued	(824,127)	11.63	—	0.00	(824,127)	11.63
Cancelled	(1,356,935)	10.09	(848,314)	11.06	(2,205,249)	10.47
Unvested by December 31, 2022	4,538,349	$8.19	672,858	$6.54	5,211,207	$7.88

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested by December 31, 2022	4,538,349	$8.19	672,858	$6.54	5,211,207	$7.88
Granted	3,102,058	4.51	—	0.00	3,102,058	4.51
Vested and issued	(1,384,242)	8.35	—	0.00	(1,384,242)	8.35
Cancelled	(1,153,897)	7.61	(155,688)	10.14	(1,309,585)	7.91
Unvested by December 31, 2023	5,102,268	$6.04	517,170	$4.54	5,619,438	$5.90

12. Income Taxes

Loss before the provision (benefit) for income taxes consists of the following jurisdictional (loss) income:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(24,613)	$(11,391)	$4,136
Foreign	2,892	2,324	2,063
Total	$(21,721)	$(9,067)	$6,199

The provision (benefit) for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$(4)	$-	$-
State	117	66	7
Foreign	1,122	880	801
Total current	1,235	946	808
Deferred (benefit):
Federal	(5)	(834)	1
State	2	(168)	2
Foreign	(67)	4	(9)
Total deferred	(70)	(998)	(6)
Total (benefit) provision	$1,165	$(52)	$802

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at statutory rates	(21.0%)	(21.0%)	(21.0%)
State income taxes	(3.7%)	(8.8%)	3.4%
Change in tax rate	1.4%	(0.8%)	(0.2%)
Permanent differences	11.4%	18.6%	4.4%
Global intangible low-taxed income	0%	19.9%	0%
Foreign rate differential	1.0%	2.8%	(2.6%)
Research and development credits	(4.2%)	(9.1%)	7.6%
Change in valuation allowance	19.8%	(1.4%)	(3.4%)
Other, net	0.7%	(0.7%)	(1.1%)
Effective tax rate	5.4%	(0.5%)	(12.9%)

The income tax effect of each type of temporary difference and carryforward as of December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry-forwards	$36,936	$41,239
Tax credit carry-forwards	15,691	14,588
Stock-based compensation	1,853	2,127
Fixed Assets	-	134
Account receivable reserves	140	340
Accrued compensation	602	1,050
Lease Liability	4,955	5,524
Capitalized research expenditures	13,234	6,733
Other temporary differences	1,159	829
Total deferred tax assets	74,570	72,564
Deferred tax liabilities:
Other deferred tax liabilities	(4,196)	(4,046)
ROU Asset	(4,101)	(4,578)
Intangible assets	(1,215)	(3,305)
Total deferred tax liabilities	(9,512)	(11,929)
Valuation allowance	(65,070)	(60,717)
Net deferred tax asset (liability)	$(12)	$(82)

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

The Company has provided a valuation allowance against substantially all of its remaining U.S. net deferred tax assets as of December 31, 2023 and December 31, 2022, as based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The Company has provided a valuation allowance against the net deferred tax assets of its foreign subsidiaries as of December 31, 2023 and December 31, 2022 largely based on the significant weight of negative evidence given to the consolidated worldwide cumulative loss position for the current year and the prior two years. The increase in the valuation allowance from 2022 to 2023 of $4.4 million principally relates to the current year U.S. losses and generation of federal and state research and development tax credits.

As of December 31, 2023, the Company had federal net operating losses of approximately $154.0 million, of which $108.3 million are available to offset future taxable income, if any, through 2037 and $45.7 million which are available to offset future taxable income indefinitely. As of December 31, 2023, the Company had state net operating losses of approximately $76.5 million, of which $73.4 million are available to offset future taxable income, if any, through 2041 and $3.1 million which are available to offset future taxable income indefinitely. The Company also had federal and state research and development tax credits of $10.7 million and $6.3 million, respectively, which expire in various amounts through 2043. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company completed an analysis covering the tax periods from inception through December 31, 2022 and performed a high level assessment of the period January 1, 2023 through December 31, 2023 to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. As of December 31, 2023, the Company has recorded a deferred tax asset of $13.2 million related to the capitalized R&D expenditures which is offset by a decrease in its net operating loss carryforward.

At December 31, 2023 and 2022, the Company had no recorded liabilities for uncertain tax positions, nor any accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, various state and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2020 through 2023. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2018.

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

13. Debt

On November 1, 2023, the Company entered into a loan modification agreement to an existing amended and restated loan and security agreement with a lender (collectively, the “Loan Agreement”). The Loan Agreement provides for up to a $30.0 million asset-backed line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the prime rate plus 225 basis points and (ii) for Secured Overnight Financing Rate ('SOFR") advances, the greater of (A) the SOFR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If there is outstanding principal during any month, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on November 1, 2026

. The Company was in compliance with all applicable covenants under the Line of Credit as of December 31, 2023 and there were no borrowings outstanding as of December 31, 2023.

14. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Accrued payroll and related benefits	$6,499	$10,082
Accrued sales and other taxes	2,601	3,098
Accrued professional fees and outside contractors	2,163	3,057
Accrued content delivery	3,528	5,684
Accrued other liabilities	2,775	4,956
Total	$17,566	$26,877

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

Geographic Data

Total revenue to unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Year Ended December 31,
	2023	2022	2021
Revenue:
North America	$120,378	$118,755	$119,079
Europe	32,922	36,177	37,947
Japan	20,080	21,988	25,272
Asia Pacific	27,421	33,645	28,261
Other	386	443	534
Total revenue	$201,187	$211,008	$211,093

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $111.7 million, $111.8 million and $111.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. Other than the United States and Japan, no country contributed more than 10% of the Company’s total revenue during the years ended December 31, 2023, 2022, and 2021, respectively.

16. 401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan may be made at the discretion of the Board. During the years ended December 31, 2023, 2022 and 2021, the Company has made contributions to the plan of $1.4 million, $0.8 million and $0.4 million, respectively.

17. Restructuring

In March 2023, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company incurred approximately $0.4 million in restructuring charges during the year ended December 31, 2023 in connection with this action. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - General and Administrative; $0.1 million – Research and Development; and $0.1 million – Sales and Marketing. The Company paid the entire amount by March 31, 2023.

On April 28, 2023, the Company authorized a restructuring that is designed to reduce operating costs, improve operating margins and focus on key growth and strategic priorities (the "Plan"). The Plan includes a reduction of the Company's then-current workforce by approximately 10%. The Company incurred approximately $2.4 million in restructuring charges during the year ended December 31, 2023 in connection with the Plan. The restructuring charges reflect post-employment benefits. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $1.2 million in Sales and Marketing; $0.9 million in Research and Development; $0.2 million in General and administrative and $0.1 million in Cost of Revenue. The Company paid all $2.4 million of the restructuring charges by September 30, 2023.

18. Subsequent Events

On January 11, 2024, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company estimates it will incur between $1.6 million and $1.8 million in restructuring charges in the three months ended March 31, 2024 in connection with this action. The restructuring charges will primarily reflect post-employment benefits and will be reflected in the Condensed Consolidated Statements of Operations. The Company expects to pay the amounts due as a result of the restructuring action by June 30, 2024, with the majority expected to be paid before March 31, 2024.

On February 21, 2024, Robert Noreck, the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer (collectively, “CFO”), notified the Company of his intention to resign. The Company and Mr. Noreck entered into a Transition and Resignation Agreement dated February 21, 2024, pursuant to which Mr. Noreck will step down as CFO effective as of the earlier of May 31, 2024 and the appointment of a successor CFO (the “Transition Date”). Beginning on the Transition Date, Mr. Noreck will transition into the role of a consultant through September 30, 2024, at which time Mr. Noreck’s services to the Company will terminate. The Company has agreed that Mr. Noreck’s employment need not be exclusive to the Company after June 1, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brightcove Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Brightcove Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brightcove Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2024

Item 9B.	Other Information

During the three month period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

3.1* (3)	Eleventh Amended and Restated Certificate of Incorporation.
3.2* (4)	Amended and Restated By-Laws.
4.1* (5)	Form of Common Stock certificate of the Registrant.
4.2* (6)	Second Amended and Restated Investor Rights Agreement dated January 17, 2007, by and among the Registrant, the investors listed therein, and Jeremy Allaire, as amended.
4.3* (7)	Brightcove Inc. RSU Inducement Plan.
4.4* (8)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2012 RSU Inducement Plan.
4.5* (9)	Brightcove Inc. 2018 Inducement Plan.
4.6* (10)	Form of Stock Option Agreement under the Brightcove Inc. 2018 Inducement Plan.
4.7* (11)	Form of Performance-Based Restricted Stock Unit Agreement under the Brightcove Inc. 2018 Inducement Plan.
4.8* (12)	Description of Capital Stock.
10.1* (13)	Form of Indemnification Agreement between the Registrant and its directors and executive officers.
10.2†* (14)	Amended and Restated 2004 Stock Option and Incentive Plan of the Registrant, together with forms of award agreement.
10.3†* (15)	2012 Stock Incentive Plan of the Registrant.
10.4†* (16)	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan.
10.5† (17)	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2012 Stock Incentive Plan.
10.6* (18)	Loan and Security Agreement dated March 30, 2011 between Silicon Valley Bank and Brightcove Inc., as amended.
10.7* (19)	Second Loan Modification Agreement dated April 29, 2013 between Silicon Valley Bank and Brightcove Inc.
10.8* (20)	Third Loan Modification Agreement dated October 3, 2014 between Silicon Valley Bank and Brightcove Inc.
10.9* (21)	Loan and Security Agreement dated November 19, 2015 between Silicon Valley Bank and Brightcove Inc.
10.10†* (22)	Non-Employee Director Compensation Policy.
10.11†* (23)	Senior Executive Incentive Bonus Plan.
10.12†* (24)	Form of Restricted Stock Unit Award Agreement under the 2012 Stock Incentive Plan.
10.13†* (25)	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2012 Stock Incentive Plan.

10.14†* (26)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
10.15* (27)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2012 Stock Incentive Plan.
10.16†* (28)	Employment Agreement dated September 20, 2017 between the Registrant and David Plotkin.
10.17†* (29)	Non-Employee Director Compensation Policy, as amended and restated on April 11, 2018.
10.18†* (30)	Employment Agreement dated May 3, 2018 between the Registrant and Robert Noreck.
10.19* (31)	Second Amended and Restated Loan and Security Agreement dated December 14, 2018 between the Registrant and Silicon Valley Bank.
10.20* (32)	First Loan Modification Agreement dated March 29, 2019 between the Registrant and Silicon Valley Bank.
10.21* (33)	Third Loan Modification Agreement dated December 28, 2020 between the Registrant and Silicon Valley Bank.
10.22†* (34)	Brightcove Inc. 2021 Stock Incentive Plan.
10.23†* (35)	Form of Incentive Stock Option Agreement under the Brightcove Inc. 2021 Stock Incentive Plan.
10.24†* (36)	Form of Non-Qualified Stock Option Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.25†* (37)	Form of Non-Qualified Stock Option Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.26†* (38)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan.
10.27†* (39)	Form of Restricted Stock Unit Agreement for Brightcove Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.28†* (40)	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under the Brightcove Inc. 2021 Stock Incentive Plan.
10.29†* (41)	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Brightcove Inc. 2021 Stock Incentive Plan.
10.30†* (42)	Employment Agreement, dated February 8, 2022 by and between the Registrant and Marc DeBevoise.
10.31*+ (43)	Lease dated November 23, 2021, between 281 Summer Street, LLC and Brightcove Inc.
10.32†* (44)	Brightcove Inc. 2022 Inducement Plan.
10.33†* (45)	Form of Restricted Stock Unit Award Agreement under the Brightcove Inc. 2022 Inducement Plan.
10.34†* (46)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Brightcove Inc. 2022 Inducement Plan.
10.35*+ (47)	Second Loan Modification Agreement dated July 29, 2019 between the Registrant and Silicon Valley Bank.
10.36†* (48)	Amendment No. 1 to the Brightcove Inc. 2021 Stock Incentive Plan
10.37*+ (49)	Fourth Loan Modification Agreement, dated as of November 1, 2023, by and between the Registrant and the Bank.
10.38†**	Transition and Resignation Agreement dated February 21, 2024 between the Registrant and Robert Noreck.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on signature page).
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Amended and Restated Policy for Recoupment of Incentive Compensation.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
(8)
Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 14, 2012.
(9)
Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Commission on May 1, 2018.
(10)
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
(22)
Filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(23)
Filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(24)
Filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(25)
Filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(26)
Filed as Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.
(27)
Filed as Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 6, 2012.

(28)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 26, 2017.

(29)
Filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018.
(30)
Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2018.
(31)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2018.
(32)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 24, 2019.
(33)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2020.
(34)
Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 17, 2021.
(35)
Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(36)
Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(37)
Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(38)
Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(39)
Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(40)
Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(41)
Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2021.
(42)
Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2022.
(43)
Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2022.
(44)
Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2022.
(45)
Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2022.
(46)
Filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2022.
(47)
Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 23, 2023.
(48)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
(49)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2023.

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

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2024.

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

Name	Title	Date
/s/ Marc DeBevoise Marc DeBevoise	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2024

/s/ Robert Noreck Robert Noreck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024

/s/ Diane Hessan Diane Hessan	Chairman of the Board of Directors	February 22, 2024

/s/ Kristin Frank Kristin Frank	Director	February 22, 2024

/s/ Gary Haroian Gary Haroian	Director	February 22, 2024

/s/ Scott Kurnit Scott Kurnit	Director	February 22, 2024
/s/ Tsedal Neeley Tsedal Neeley	Director	February 22, 2024
/s/ Thomas E. Wheeler Thomas E. Wheeler	Director	February 22, 2024