Form 10-Q
period 2024-03-31
BRIGHTCOVE INC
filed 2024-05-08
CIK 1313275

ne

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, there were 44,582,481 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•
our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements, and our needs for additional financing, including interest rate fluctuations; and
•
our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$22,869	$18,615
Accounts receivable, net of allowance of $211 and $210 at March 31, 2024 and December 31, 2023, respectively	35,222	33,451
Prepaid expenses	9,205	6,569
Other current assets	11,059	11,764
Total current assets	78,355	70,399
Property and equipment, net	41,007	42,476
Operating lease right-of-use asset	15,483	16,233
Intangible assets, net	5,446	6,368
Goodwill	74,859	74,859
Other assets	5,307	5,772
Total assets	$220,457	$216,107
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,386	$14,422
Accrued expenses	18,847	17,566
Operating lease liability	4,218	4,486
Deferred revenue	71,843	68,155
Total current liabilities	106,294	104,629
Operating lease liability, net of current portion	16,745	17,358
Other liabilities	154	207
Total liabilities	$123,193	122,194
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,698,991 and 43,833,919 shares issued at March 31, 2024 and December 31, 2023, respectively	45	44
Additional paid-in capital	331,001	328,918
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,543)	(1,236)
Accumulated deficit	(231,368)	(232,942)
Total stockholders’ equity	97,264	93,913
Total liabilities and stockholders’ equity	$220,457	$216,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,969	$47,102
Professional services and other revenue	2,512	1,961
Total revenue	50,481	49,063
Cost of revenue:
Cost of subscription and support revenue	16,807	18,265
Cost of professional services and other revenue	2,815	2,002
Total cost of revenue	19,622	20,267
Gross profit	30,859	28,796
Operating expenses:
Research and development	8,849	9,866
Sales and marketing	16,454	19,465
General and administrative	9,544	10,064
Merger-related	—	145
Gain on sale of assets	(6,000)	—
Total operating expenses	28,847	39,540
Income (loss) from operations	2,012	(10,744)
Other income (expense), net	(38)	(543)
Income (loss) before income taxes	1,974	(11,287)
Provision for income taxes	400	427
Net income (loss)	$1,574	$(11,714)
Net income (loss) per share—basic and diluted
Basic	$0.04	$(0.28)
Diluted	$0.04	$(0.28)
Weighted-average shares—basic and diluted
Basic	43,983	42,528
Diluted	44,098	42,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$1,574	$(11,714)
Other comprehensive income:
Foreign currency translation adjustments	(307)	188
Comprehensive income (loss)	$1,267	$(11,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	43,833,919	42,449,677
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	865,072	542,694
Balance, end of period	44,698,991	42,992,371
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$44	$42
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1	1
Balance, end of period	$45	$43
Value of treasury stock
Balance, beginning of period	$(871)	$(871)
Balance, end of period	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$328,918	$314,825
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	(240)	(226)
Stock-based compensation expense	2,323	3,694
Balance, end of period	$331,001	$318,293
Accumulated deficit
Balance, beginning of period	$(232,942)	$(210,056)
Net income (loss)	1,574	(11,714)
Balance, end of period	$(231,368)	$(221,770)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,236)	$(1,593)
Foreign currency translation adjustment	(307)	188
Balance, end of period	$(1,543)	$(1,405)
Total stockholders’ equity	$97,264	$94,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities
Net income (loss)	$1,574	$(11,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,917	3,949
Stock-based compensation	2,213	3,543
Provision for reserves on accounts receivable	(81)	67
Gain on sale of assets	(6,000)	—
Changes in assets and liabilities:
Accounts receivable	(1,800)	(14,713)
Prepaid expenses and other current assets	(898)	(986)
Other assets	465	314
Accounts payable	(3,878)	956
Accrued expenses	1,727	(3,999)
Operating leases	(130)	(81)
Deferred revenue	3,918	10,032
Net cash provided by (used in) operating activities	2,027	(12,632)
Investing activities
Proceeds from sale of assets	6,000	—
Purchases of property and equipment	(817)	(952)
Capitalized internal-use software costs	(2,182)	(3,930)
Net cash provided by (used in) investing activities	3,001	(4,882)
Financing activities
Deferred acquisition payments	—	(1,700)
Other financing activities	(239)	(225)
Net cash used in financing activities	(239)	(1,925)
Effect of exchange rate changes on cash and cash equivalents	(535)	23
Net increase (decrease) in cash and cash equivalents	4,254	(19,416)
Cash and cash equivalents at beginning of period	18,615	31,894
Cash and cash equivalents at end of period	$22,869	$12,478
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$938	$874
Cash paid for income taxes	$279	$505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description and Basis of Presentation

Business Description

Brightcove Inc. (the “Company”) is a leading global provider of cloud services for video which enable its customers to publish, deliver, and distribute video to Internet-connected devices quickly, easily and in a cost-effective and high-quality manner.

The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on August 24, 2004.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2024 and 2023. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2023	$210
Current provision for credit losses	(81)
Write-offs against allowance	82
Balance as of March 31, 2024	$211

Estimated credit losses for unbilled trade accounts receivable were not material.

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, which improves the transparency and decision usefulness of income tax disclosures, specifically to enhance investors' ability to: (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. This guidance will be effective for the Company on January 1, 2025. The Company does not expect the application of this guidance to have a material impact on its consolidated financial statements.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2023	$33,451	$1,785	$68,155	$185	$68,340
Balance at March 31, 2024	35,222	1,784	71,843	133	71,976

Revenue recognized for the three months ended March 31, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $32.5 million. Revenue recognized for the three months ended March 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $30.5 million. During the three months ended March 31, 2024, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $11.8 million as of March 31, 2024 and $13.1 million as of December 31, 2023 and are recorded in other current assets and other assets. Amortization expense recognized for the three months ended March 31, 2024 related to costs to obtain a contract was $3.1 million and is included in operating expenses for the respective period. Amortization expense recognized for the three months ended March 31, 2023 related to costs to obtain a contract was $2.5 million and is included in operating expenses for the respective period.

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $185.4 million, of which approximately $127.3 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by March 2029.

4. Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2024 consist of the following:

	March 31, 2024
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$22,825	$22,825
Money market funds	Demand	44	44
Total cash and cash equivalents		$22,869	$22,869

Cash and cash equivalents as of December 31, 2023 consist of the following:

	December 31, 2023
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$18,571	$18,571
Money market funds	Demand	44	44
Total cash and cash equivalents		$18,615	$18,615

5. Net Income (Loss) per Share

The Company calculates basic and diluted net income (loss) per common share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which includes the effects of the assumed exercise of any outstanding common stock options and the assumed vesting of restricted stock units, where dilutive.

The following table sets forth the computations of basic and diluted income (loss) per share:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$1,574	$(11,714)

Weighted average shares used in computing basic earnings per share	43,983	42,528

Effect of weighted average dilutive stock-based awards	115	-

Weighted average shares used in computing diluted earnings per share	44,098	42,528

Net income (loss) per share—basic and diluted
Basic	$0.04	$(0.28)
Diluted	$0.04	$(0.28)

The following outstanding common shares have been excluded from the computation of dilutive net income (loss) per share as of the periods indicated because such securities are anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2024	2023
Options outstanding	2,234	2,979
Restricted stock units outstanding	4,533	6,036

6. Stock-based Compensation

In 2022, the Company adopted the 2022 Inducement Plan (“2022 Plan”). The 2022 Plan provides for the grant of “employment inducement awards” within the meaning of NASDAQ Listing Rule 5635(c)(4). In connection with the commencement of employment of the Company's CEO, the Company granted 800,000 restricted stock units to the CEO under the 2022 Plan, of which 300,000 are subject solely to service-based vesting conditions (the “RSUs”) and 500,000 are subject to both market-based and service-based vesting conditions (the “PSUs”). The RSUs vest in equal annual installments over three years following March 28, 2022.

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

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended March 31,
	2024	2023

Weighted-average fair value of options granted during the period	$—	$1.75
Risk-free interest rate	—	3.4 - 4.8%
Expected volatility	0.0%	47.9 - 55.5%
Expected dividend yield	—	—

As of March 31, 2024, there was $20.6 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.18 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$106	$138
Cost of professional services and other revenue	40	100
Research and development	315	688
Sales and marketing	354	1,169
General and administrative	1,398	1,448
	$2,213	$3,543

The following is a summary of the stock option activity during the three months ended March 31, 2024.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	2,247,951	$7.73	7.11	$—
Granted	—	—
Exercised	—	—		—
Canceled	(13,877)	14.56
Outstanding at March 31, 2024	2,234,074	$7.69	6.80	—
Exercisable at March 31, 2024	1,276,925	$8.09	5.21	$—

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2024 of $1.94 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the three months ended March 31, 2024:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,102,268	$6.04	517,170	$4.54	5,619,438	$5.90
Granted	391,021	2.02	—	—	391,021	2.02
Vested and issued	(865,072)	6.14	—	—	(865,072)	6.14
Canceled	(595,286)	6.06	(17,186)	18.33	(612,472)	6.40
Unvested at March 31, 2024	4,032,931	$5.62	499,984	$4.06	4,532,915	$5.45

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of March 31, 2024 and December 31, 2023, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of March 31, 2024, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On November 1, 2023, the Company entered into a loan modification agreement to an existing amended and restated loan and security agreement with a lender (collectively, the “Loan Agreement”). The Loan Agreement provides for up to a $30.0 million asset-backed line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the prime rate plus 225 basis points and (ii) for Secured Overnight Financing Rate ('SOFR") advances, the greater of (A) the SOFR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If there is outstanding principal during any month, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on November 1, 2026. The Company was in compliance with all applicable covenants under the Line of Credit as of March 31, 2024 and there were no borrowings outstanding as of March 31, 2024.

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended March 31,
	2024	2023
Revenue:
North America	$30,963	$29,101
Europe	7,916	8,187
Japan	4,832	5,196
Asia Pacific	6,569	6,494
Other	201	85
Total revenue	$50,481	$49,063

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $28.6 million and $26.9 million for the three months ended March 31, 2024 and 2023, respectively.

Other than the United States and Japan, no other country contributed more than 10% of the Company's total revenue for the three months ended March 31, 2024 and March 31, 2023.

11. Goodwill and intangible assets

During the three months ended March 31, 2024, indicators of potential impairment were identified, which included a continued decline in the Company's stock price and market capitalization.

The Company reviewed its quantitative analysis for its definite-lived intangible assets as of October 31, 2023, that used undiscounted cash flow models, and determined that the assumptions used in the undiscounted cash flow model were still applicable as of March 31, 2024 and that there was no impairment on its definite-lived intangible assets. The Company's significant assumptions in the undiscounted cash flow models include, but are not limited to, its revenue growth rates assumption.

As the Company has one reporting unit all of its goodwill was allocated to that unit for the purpose of testing for impairment. To determine fair value of its one reporting unit, the Company engaged a third-party valuation expert and provided the valuation expert with projected financial information prepared by management. The Company took the income approach and used a discounted cash flow model as its valuation technique to measure the fair value of its reporting unit as of March 31, 2024. The result of the goodwill impairment test performed indicated that estimated fair value exceeded the carrying value of the reporting unit. As such, the Company concluded the reporting unit was not at risk of impairment as of the interim testing date.

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

12. Restructuring and Other

During the three months ended March 31, 2023, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company incurred approximately $0.4 million in restructuring charges in the three months ended March 31, 2023. The restructuring charges reflected post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. The restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - General and Administrative; $0.1 million – Research and Development; and $0.1 million – Sales and Marketing. The Company paid the entire amount by March 31, 2023.

During the three months ended March 31, 2024, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company has incurred approximately $1.6 million in restructuring charges in the three months ended March 31, 2024. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. As of March 31, 2024, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - Cost of Revenue; $0.3 million - General and Administrative; $0.4 million – Research and Development; and $0.7 million – Sales and Marketing. The Company expects to pay the entire amount by June 30, 2024.

During the three months ended March 31, 2024, the Company incurred costs of approximately $0.2 million relating to mobility taxes owed.

13. Gain on Sale of Assets

During the three months ended March 31, 2024, the Company sold a certain number of its patents to a third party for $6.0 million. The Company retains the perpetual right to use these patents for its current customers. The Company also retained the perpetual right to use these patents in its offerings to prospective customers, with certain time-limited exceptions. The Company has no obligation to maintain or develop the patents. The gain on the sale of patents is reflected within Sale of Patents in the Condensed Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share data, unless otherwise noted)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.

Company Overview

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

As of March 31, 2024 and 2023 we had 648 and 736 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue increased from $49.1 million in the three months ended March 31, 2023 to $50.5 million in the three months ended March 31, 2024, due to an increase in subscription and support revenue.

Included in the consolidated net income for the three months ended March 31, 2024 was stock-based compensation expense, amortization of acquired intangible assets, and restructuring and other expenses of $2.2 million, $0.9 million, and $1.8 million, respectively. Included in the consolidated net income for the three months ended March 31, 2023 was merger-related expense, stock-based compensation expense, amortization of acquired intangible assets, and restructuring expense of $0.1 million, $3.5 million, $1.0 million, and $0.4 million, respectively.

For the three months ended March 31, 2024 and 2023, our revenue derived from customers located outside North America was 39% and 41%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Three Months Ended March 31,
	2024	2023
Customers (at period end)
Premium	1,992	2,180
Volume	510	559
Total customers (at period end)	2,502	2,739
Net revenue retention rate	92.3%	93.7%
Recurring dollar retention rate	84.6%	88.4%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$98.0	$89.4
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.3	$3.9
Total backlog, excluding professional services engagements (in millions)	$185.4	$181.3
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$127.3	$129.3

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

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased in the three months ended March 31, 2024 compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2024 and beyond as we continue to focus on the market for our premium solutions.

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
•
Recurring Dollar Retention Rate. We assess our ability to retain customers using a metric we refer to as our recurring dollar retention rate. We calculate the recurring dollar retention rate by dividing the retained recurring value of subscription revenue for a period by the previous recurring value of subscription revenue for the same period. We define retained recurring value of subscription revenue as the committed subscription fees for all contracts that renew in a given period, including any increase or decrease in contract value. We define previous recurring value of subscription revenue as the recurring value from committed subscription fees for all contracts that expire in that same period. We typically calculate our recurring dollar retention rate on a monthly basis. Recurring dollar retention rate provides visibility into our ongoing revenue. It focuses on contracts up for renewal in a given quarter and only captures expansion/upsells at time of renewal, and is more susceptible to swings than the net revenue retention rate.
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

Cost of revenue decreased in absolute dollars from the first three months of 2023 to the first three months of 2024. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, incentive compensation and stock-based compensation, in addition to the costs associated with contractors and allocated overhead. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings. We expect, over the long term, that research and development expenses will increase in absolute dollars as we intend to continue to periodically release new features and functionality, expand our product offerings, continue the localization of our products in various languages, upgrade and extend our service offerings, and develop new technologies. Over the long term, we believe that research and development expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our products must support, such as new operating systems or new Internet-connected devices.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation and travel costs, amortization of acquired intangible assets, in addition to costs associated with marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. We intend to continue to invest in sales and marketing and expand the sale of our product offerings within our existing customer base, build brand awareness and sponsor additional marketing events. Accordingly, over the long term, we expect sales and marketing expense to continue to be our most significant operating expense in future periods. Over the long term, we believe that sales and marketing expense as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers and from small, medium-sized and enterprise customers, as well as changes in the productivity of our sales and marketing programs.

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

Gain on Sale of Assets. During the three months ended March 31, 2024, we sold a certain number of our patents to a third party for $6.0 million. We retain the perpetual right to use these patents for our current customers. We also retained the perpetual right to use these patents in our offerings to prospective customers, with certain time-limited exceptions. We have no obligation to maintain or develop the patents.

Other Expense, net

Other expense, net consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. net deferred tax assets at December 31, 2023. We maintain net deferred tax liabilities for temporary differences related to our Japanese subsidiary.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended March 31, 2024 and 2023, we recorded $2.2 million and $3.5 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to decrease in absolute dollars in future periods.

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

We consider the assumptions and estimates associated with revenue recognition, income taxes, business combinations, intangible assets and goodwill to be our critical accounting policies and estimates. We discuss any assumptions and estimates that could have a material effect on the results of operations in the applicable section of this discussion and analysis of the financial condition and results of operations. Please see Note 11 for a discussion of our evaluation of impairment of goodwill as of March 31, 2024.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the Securities and Exchange Commission on February 22, 2024.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,969	$47,102
Professional services and other revenue	2,512	1,961
Total revenue	50,481	49,063
Cost of revenue:
Cost of subscription and support revenue	16,807	18,265
Cost of professional services and other revenue	2,815	2,002
Total cost of revenue	19,622	20,267
Gross profit	30,859	28,796
Operating expenses:
Research and development	8,849	9,866
Sales and marketing	16,454	19,465
General and administrative	9,544	10,064
Merger-related	—	145
Gain on sale of assets	(6,000)	—
Total operating expenses	28,847	39,540
Income (loss) from operations	2,012	(10,744)
Other income (expense), net	(38)	(543)
Income (loss) before income taxes	1,974	(11,287)
Provision for income taxes	400	427
Net income (loss)	$1,574	$(11,714)
Net income (loss) per share—basic and diluted
Basic	$0.04	$(0.28)
Diluted	$0.04	$(0.28)
Weighted-average shares—basic and diluted
Basic	43,983	42,528
Diluted	44,098	42,528

Overview of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Total revenue increased by 3%, or $1.4 million, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in subscription and support revenue of 2% or $0.9 million and an increase in professional services and other revenue of 28%, or $0.6 million. The increase in subscription and support revenue was primarily due to an increase in revenue from our premium offerings. Our revenue from premium offerings increased by $1.5 million, or 3%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

The U.S. dollar has strengthened against the Japanese Yen and weakened against the British Pound when compared against exchange rates during the prior year period of comparison. In constant currency, our total revenue for the three months ended March 31, 2024 would have been approximately $51.0 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $0.6 million and British Pound of $0.1 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit increased by $2.1 million, or 7%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in subscription and support revenue, as well as a decrease in our cost of revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery.

Income from operations was $2.0 million in the three months ended March 31, 2024 compared to a loss from operations of $10.7 million in the three months ended March 31, 2023. This is primarily due to a decrease in operating expenses of $10.7 million (including a gain on sale of assets of $6.0 million) and an increase in gross profit of $2.1 million in the three months ended March 31,

2024 compared to the three months ended March 31, 2023. The decrease in operating expenses is primarily due to the gain on sale of assets.

Revenue

	Three Months Ended March 31,
	2024		2023		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$50,190	99%	$48,736	99%	$1,454	3%
Volume	291	1	327	1	(36)	(11)
Total	$50,481	100%	$49,063	100%	$1,418	3%

During the three months ended March 31, 2024, revenue increased by $1.4 million, or 3%, compared to the three months ended March 31, 2023, primarily due to an increase in revenue from our premium offerings. The increase in premium revenue of $1.5 million, or 3%, is the result of an increase in the average revenue per premium customer. The increase in average revenue per premium customer was primarily due to premium customers buying more of our offerings. In the three months ended March 31, 2024, volume revenue did not change materially compared to the three months ended March 31, 2023, as we continue to focus on the market for our premium solutions.

	Three Months Ended March 31,
	2024		2023		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$47,969	95%	$47,102	97%	$867	2%
Professional services and other	2,512	5	1,961	300%	551	28
Total	$50,481	100%	$49,063	100%	$1,418	3%

During the three months ended March 31, 2024, subscription and support revenue increased by $0.9 million, or 2%, compared to the three months ended March 31, 2023, due to the aforementioned increase in average revenue per premium customer. Professional services and other revenue increased by $0.6 million, or 28%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended March 31,
	2024		2023		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,964	61%	$29,101	59%	$1,863	6%
Europe	7,916	16	8,187	17	(271)	(3)
Japan	4,832	10	5,196	11	(364)	(7)
Asia Pacific	6,569	13	6,494	13	75	1
Other	200	—	85	—	115	135
International subtotal	19,517	39	19,962	41	(445)	(2)
Total	$50,481	100%	$49,063	100%	$1,418	3%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended March 31, 2024, total revenue for North America increased by $1.9 million, or 6%, compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, total revenue outside of North America decreased by $0.4 million, or 2%, compared to the three months ended March 31, 2023. The decrease in revenue in Japan was primarily driven by the strengthening of the U.S. dollar against the Japanese Yen. The decrease in Europe was due equally to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Three Months Ended March 31,
	2024		2023		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,807	35%	$18,265	39%	$(1,458)	(8)%
Professional services and other	2,815	112	2,002	102	813	41
Total	$19,622	39%	$20,267	41%	$(645)	(3)%

In the three months ended March 31, 2024, cost of subscription and support revenue decreased by $1.5 million, or 8%, compared to the three months ended March 31, 2023. The decrease resulted primarily from a decrease in network hosting services and content delivery network expenses of $1.1 million and $962, respectively. These increases were offset by an increase in amortization expenses of $804. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $200.

In the three months ended March 31, 2024, cost of professional services and other revenue increased by $813, or 41%, compared to the three months ended March 31, 2023. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

Gross Profit

	Three Months Ended March 31,
	2024		2023		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$31,162	65%	$28,837	61%	$2,325	8%
Professional services and other	(303)	(12)	(41)	(2)	(262)	639%
Total	$30,859	61%	$28,796	59%	$2,063	7%

The overall gross profit percentage was 61% and 59% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross profit percentage was due to the aforementioned increase in subscription and support revenue. Subscription and support gross profit increased $2.3 million, or 8%, compared to the three months ended March 31, 2023. Professional services and other gross profit decreased by $0.3 million, or 639%, compared to the three months ended March 31, 2023. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2024		2023		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,849	18%	$9,866	20%	$(1,017)	(10)%
Sales and marketing	16,454	33	19,465	40	(3,011)	(15)
General and administrative	9,544	19	10,064	21	(520)	(5)
Merger-related	—	—	145	—	(145)	(100)
Gain on sale of assets	(6,000)	(12)	—	—	(6,000)	nm%
Total	$28,847	57%	$39,540	81%	$(10,693)	(27)%

Research and Development. In the three months ended March 31, 2024, research and development expense decreased by $1.0 million, or 10%, compared to the three months ended March 31, 2023 primarily due to a decrease in employee-related expenses, stock based compensation expense, and contractor expenses of $242, $373, and $191, respectively. The remaining decrease was due to various other expenses that, in aggregate, decreased by approximately $211. We expect research and development costs in absolute dollars to remain relatively steady in 2024.

Sales and Marketing. In the three months ended March 31, 2024, sales and marketing expense decreased by $3.0 million, or 15%, compared to the three months ended March 31, 2023 primarily due to a decrease in employee-related expenses (including restructuring), stock based compensation expense, marketing programs expenses, travel expenses, and contractor expenses of $1.2 million, $815, $261, $451, and $334, respectively. These increases were offset by various other expenses that, in aggregate, increased by approximately $50. We expect sales and marketing expense in absolute dollars to decrease during the remainder of 2024.

General and Administrative. In the three months ended March 31, 2024, general and administrative decreased by $520 or 5%, compared to the three months ended March 31, 2023 primarily due to a decrease in consultant expenses of $638. This decrease was offset by various other expenses that, in aggregate, increased by approximately $118. We expect general and administrative expenses in absolute dollars to increase during the remainder of 2024, primarily as a result of the restructuring of a portion of our Boston, MA office.

Merger-Related. In the three months ended March 31, 2024, merger-related expenses decreased by $145 due to costs incurred in the three months ended March 31, 2023 which did not recur in 2024.

Gain on Sale of Assets. In the three months ended March 31, 2024, we sold a number of our patents for $6.0 million.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at March 31, 2024 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At March 31, 2024 and December 31, 2023, we had $9.0 million and $8.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the quarter ended March 31, 2024, we received $6.0 million of cash consideration for the sale of patents. During the quarter ended March 31, 2023, cash flows used in operating activities were impacted by the placement of Silicon Valley Bank into Federal Deposit Insurance Corporation receivership. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flow Data	2024	2023
	(in thousands)
Cash flows provided by (used in) operating activities	$2,027	$(12,632)
Cash flows provided by (used in) investing activities	$3,001	$(4,882)
Cash flows used in financing activities	$(239)	$(1,925)

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

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash used in operating activities during the three months ended March 31, 2024 was $2.0 million. The cash used in operating activities primarily resulted from net non-cash charges of $1.0 million and net changes in our operating assets and liabilities of $443, and net income of $1.6 million. Net non-cash expenses mainly consisted of $6.0 million for gain on sale of patents, $4.9 million for depreciation and amortization and $2.2 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of increases in accounts receivable and prepaid expenses and other current assets of $1.8 million and $898, respectively, as well as decreases in accounts payable of $3.7 million. These outflows were offset by decreases in other assets, accrued expenses, and deferred revenue of $465, $1.7 million, and $3.9 million, respectively.

Cash flows provided by investing activities.

Cash provided by investing activities during the three months ended March 31, 2024 was $3.0 million, consisting of $6.0 million of proceeds received from the sale of patents, offset by $2.2 million for the capitalization of internal-use software costs and $970 in capital expenditures to support the business.

Cash flows used in financing activities.

Cash used in financing activities for the three months ended March 31, 2024 was $239 from other financing activities.

Credit facility.

On November 1, 2023, we entered into a loan modification agreement to our existing amended and restated loan and security agreement with a lender (the “Loan Agreement”), for the extension of the maturity date of amounts due under our Second Restated Loan Agreement with the lender until three years from the date of the Loan Agreement, providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of March 31, 2024. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of March 31, 2024.

Net operating loss carryforwards.

As of December 31, 2023, we had federal net operating losses of approximately $154.0 million, of which $108.3 million are available to offset future taxable income, if any, through 2037 and $45.7 million which are available to offset future taxable income indefinitely. As of December 31, 2023, we had state net operating losses of approximately $76.5 million, of which $73.4 million are available to offset future taxable income, if any, through 2041 and $3.1 million, which are available to offset future taxable income indefinitely. We also had federal and state research and development tax credits of $10.7 million and $6.3 million, respectively, which expire in various amounts through 2043. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of March 31, 2024 and December 31, 2023.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office, as well as content delivery network services, hosting and other support services. During 2022 and 2023, we renewed and amended agreements with our primary providers of content delivery network services, hosting and other support services. The terms of the agreements comprised, respectively: 1) a minimum commitment of $93.2 million over three years and 2) a minimum commitment of $6.6 million over two years. Other than these lease obligations and contractual commitments, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements, nor do we have any off-balance sheet arrangements.

Our contractual obligations as of December 31, 2023 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We believe our existing cash and cash equivalents and credit facility will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, and especially if interest rates continue to rise, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all. Increased foreign exchange rate fluctuations, inflationary pressures, interest rate increases or other factors could also adversely impact our ability to access capital as and when needed.

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2024	2023
Revenues generated in locations outside the United States	43%	45%
Revenues in currencies other than the United States dollar (1)	24%	27%
Expenses in currencies other than the United States dollar (1)	17%	17%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	7%	0%
British pound	6	6	6	6
Japanese Yen	10	2	11	2
Other	2	8	3	9
Total	24%	17%	27%	17%

As of March 31, 2024 and December 31, 2023, we had $5.8 million and $6.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the three months ended March 31, 2024 the U.S. dollar has strengthened by approximately 11% compared to the Japanese Yen, and has weakened by approximately 4.3% compared to the British Pound, compared to the three months ended March 31, 2023. Relative to foreign currency exposures existing at March 31, 2024, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended March 31, 2024, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.4 million, decreased expenses by $1.9 million and decreased operating income by $0.5 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2024.

Interest rate risk

We had cash and cash equivalents totaling $22.9 million at March 31, 2024. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended March 31, 2024. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the heading “Part I — Item 1A. Risk Factors,” together with the additional risk factor included below and all of the other information in this Quarterly Report on Form 10-Q. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We depend on the experience and expertise of our executive officers, senior management team and key technical employees, and the loss of any key employee could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued service of our executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. On April 10, 2024, Robert Noreck stepped down from his position as our Chief Financial Officer (“CFO”) upon our Board’s election of John Wagner as CFO. Mr. Noreck will serve as a consultant, assisting with the transition of his responsibilities until September 30, 2024, at which time Mr. Noreck’s services to us will terminate. Leadership transitions can be inherently difficult to manage, and if we have an inadequate transition of our CFO, it may cause disruption to our business, including to our relationships with customers, vendors and employees. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any "non-Rule 10b5-1 trading agreement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Eleventh Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

4.1 (3)	Form of Common Stock certificate of the Registrant.

10.1† (4)	Amended and Restated Form of Director and Officer Indemnification Agreement.

10.2† (5)	Employment Agreement, dated April 8, 2024 by and between the Registrant and John Wagner.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
(4)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2024, and incorporated herein by reference.
(5)
Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2024, and incorporated herein by reference.

^ Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTCOVE INC.
(Registrant)

Date: May 8, 2024	By: /s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By: /s/ John Wagner

John Wagner
Chief Financial Officer
(Principal Financial Officer)