Form 10-Q
period 2024-06-30
BRIGHTCOVE INC
filed 2024-08-08
CIK 1313275

ne

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 44,921,558 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•
our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting;
•
our estimates regarding our anticipated results of operations, future revenue, bookings growth, capital requirements, and our needs for additional financing, including interest rate fluctuations; and
•
our goals and strategies, including those related to revenue and bookings growth.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$24,170	$18,615
Accounts receivable, net of allowance of $268 and $210 at June 30, 2024 and December 31, 2023, respectively	28,207	33,451
Prepaid expenses	9,525	6,569
Other current assets	10,255	11,764
Total current assets	72,157	70,399
Property and equipment, net	38,882	42,476
Operating lease right-of-use asset	17,896	16,233
Intangible assets, net	4,524	6,368
Goodwill	74,859	74,859
Other assets	4,719	5,772
Total assets	$213,037	$216,107
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,492	$14,422
Accrued expenses	19,918	17,566
Operating lease liability	4,261	4,486
Deferred revenue	68,255	68,155
Total current liabilities	98,926	104,629
Operating lease liability, net of current portion	18,983	17,358
Other liabilities	192	207
Total liabilities	$118,101	122,194
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,047,696 and 43,833,919 shares issued at June 30, 2024 and December 31, 2023, respectively; 44,912,696 and 43,698,919 shares outstanding at June 30, 2024 and December 31, 2023, respectively	45	44
Additional paid-in capital	334,269	328,918
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,894)	(1,236)
Accumulated deficit	(236,613)	(232,942)
Total stockholders’ equity	94,936	93,913
Total liabilities and stockholders’ equity	$213,037	$216,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,397	$49,013	$95,366	$96,115
Professional services and other revenue	1,850	1,975	4,362	3,936
Total revenue	49,247	50,988	99,728	100,051
Cost of revenue:
Cost of subscription and support revenue	17,277	16,603	34,084	34,868
Cost of professional services and other revenue	2,130	1,898	4,945	3,900
Total cost of revenue	19,407	18,501	39,029	38,768
Gross profit	29,840	32,487	60,699	61,283
Operating expenses:
Research and development	8,975	10,345	17,824	20,211
Sales and marketing	17,080	19,034	33,534	38,499
General and administrative	8,822	9,405	18,366	19,469
Merger-related	—	45	—	190
Gain on sale of assets	—	—	(6,000)	—
Total operating expenses	34,877	38,829	63,724	78,369
Loss from operations	(5,037)	(6,342)	(3,025)	(17,086)
Other income (expense), net	49	422	11	(121)
Loss before income taxes	(4,988)	(5,920)	(3,014)	(17,207)
Provision for income taxes	257	317	657	744
Net loss	$(5,245)	$(6,237)	$(3,671)	$(17,951)
Net loss per share—basic and diluted	$(0.12)	$(0.14)	$(0.08)	$(0.42)
Weighted-average number of common shares used in computing net loss per share	44,731	43,059	44,357	42,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(5,245)	$(6,237)	$(3,671)	$(17,951)
Other comprehensive income:
Foreign currency translation adjustments	(351)	(30)	(658)	158
Comprehensive loss	$(5,596)	$(6,267)	$(4,329)	$(17,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	44,698,991	42,992,371	43,833,919	42,449,677
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	348,705	383,635	1,213,777	926,329
Balance, end of period	45,047,696	43,376,006	45,047,696	43,376,006
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$45	$43	$44	$42
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	1	1
Balance, end of period	$45	$43	$45	$43
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$331,001	$318,293	$328,918	$314,825
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	—	—	(1)	(226)
Stock-based compensation expense	3,268	3,608	5,591	7,302
Withholding tax on restricted stock	—	(31)	(239)	(31)
Balance, end of period	$334,269	$321,870	$334,269	$321,870
Accumulated deficit
Balance, beginning of period	$(231,368)	$(221,770)	$(232,942)	$(210,056)
Net loss	(5,245)	(6,237)	(3,671)	(17,951)
Balance, end of period	$(236,613)	$(228,007)	$(236,613)	$(228,007)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,543)	$(1,405)	$(1,236)	$(1,593)
Foreign currency translation adjustment	(351)	(30)	(658)	158
Balance, end of period	$(1,894)	$(1,435)	$(1,894)	$(1,435)
Total stockholders’ equity	$94,936	$91,600	$94,936	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities
Net loss	$(3,671)	$(17,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,084	8,008
Stock-based compensation	5,372	7,030
Provision for reserves on accounts receivable	(16)	222
Gain on sale of assets	(6,000)	—
Changes in assets and liabilities:
Accounts receivable	5,087	(4,219)
Prepaid expenses and other current assets	(1,035)	(1,882)
Other assets	970	802
Accounts payable	(7,531)	3,376
Accrued expenses	2,438	(5,474)
Operating leases	(262)	(174)
Deferred revenue	612	8,440
Net cash provided by (used in) operating activities	6,048	(1,822)
Investing activities
Gain on sale of assets	6,000	—
Purchases of property and equipment	(1,157)	(1,328)
Capitalized internal-use software costs	(4,029)	(7,233)
Net cash provided by (used in) investing activities	814	(8,561)
Financing activities
Deferred acquisition payments	—	(1,700)
Other financing activities	(239)	(256)
Net cash used in financing activities	(239)	(1,956)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	(462)
Net increase (decrease) in cash and cash equivalents	5,555	(12,801)
Cash and cash equivalents at beginning of period	18,615	31,894
Cash and cash equivalents at end of period	$24,170	$19,093
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,891	$1,804
Cash paid for income taxes	$731	$821

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2024 and 2023. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2023	$210
Current provision for credit losses	138
Write-offs against allowance	(7)
Recoveries	(73)
Balance as of June 30, 2024	$268

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2023	$33,451	$1,785	$68,155	$185	$68,340
Balance at June 30, 2024	28,207	1,812	68,255	143	68,398

Revenue recognized for the three and six months ended June 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $24.8 million and $57.3 million, respectively. Revenue recognized for the three and six months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $17.0 million and $47.6 million, respectively. During the three and six months ended June 30, 2024, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $11.0 million as of June 30, 2024 and $13.1 million as of December 31, 2023 and are recorded in other current assets and other assets. Amortization expense recognized for the three and six months ended June 30, 2024 related to costs to obtain a contract was $2.7 million and $5.8 million, respectively, and is included in operating expenses for the respective period. Amortization expense recognized for the three and six months ended June 30, 2023 related to costs to obtain a contract was $2.5 million and $5.0 million, respectively, and is included in operating expenses for the respective period.

Transaction Price Allocated to Future Performance Obligations

As of June 30, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $182.2 million, of which approximately $123.3 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by April 2029.

4. Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2024 consist of the following:

	June 30, 2024
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$24,125	$24,125
Money market funds	Demand	45	45
Total cash and cash equivalents		$24,170	$24,170

Cash and cash equivalents as of December 31, 2023 consist of the following:

	December 31, 2023
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$18,571	$18,571
Money market funds	Demand	44	44
Total cash and cash equivalents		$18,615	$18,615

5. Net Loss per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which includes the effects of the assumed exercise of any outstanding common stock options and the assumed vesting of restricted stock units, where the effect would be anti-dilutive.

The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2024	2023	2024	2023
Options outstanding	2,094	2,939	2,094	2,939
Restricted stock units outstanding	7,615	6,198	7,615	6,198

6. Stock-based Compensation

In 2022, the Company adopted the 2022 Inducement Plan (“2022 Plan”). The 2022 Plan provides for the grant of “employment inducement awards” within the meaning of NASDAQ Listing Rule 5635(c)(4). In connection with the commencement of his employment, the Company granted 800,000 restricted stock units to the Company’s Chief Executive Officer under the 2022 Plan, of which 300,000 are subject solely to service-based vesting conditions (the “RSUs”) and 500,000 are subject to both market-based and service-based vesting conditions (the “PSUs”). The RSUs vest in equal annual installments over three years following March 28, 2022.

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

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Weighted-average fair value of options granted during the period	$—	$1.75	$—	$1.75
Risk-free interest rate	—	3.4 - 4.8%	—	3.4 - 4.8%
Expected volatility	—	47.9 - 55.5%	—	47.9 - 55.5%
Expected dividend yield	—	—	—	—

As of June 30, 2024, there was $22.6 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.27 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$122	$129	$228	$267
Cost of professional services and other revenue	71	92	111	192
Research and development	476	551	791	1,239
Sales and marketing	1,183	931	1,537	2,100
General and administrative	1,307	1,784	2,705	3,232
	$3,159	$3,487	$5,372	$7,030

The following is a summary of the stock option activity during the six months ended June 30, 2024.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	2,247,951	$7.73	7.11	$—
Granted	—	—
Exercised	—	—		—
Canceled	(153,746)	9.78
Outstanding at June 30, 2024	2,094,205	$7.58	6.93	—
Exercisable at June 30, 2024	1,143,051	$7.98	5.47	$—

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2024 of $2.37 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the six months ended June 30, 2024:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,102,268	$6.04	517,170	$4.54	5,619,438	$5.90
Granted	4,238,499	1.89	—	—	4,238,499	1.89
Vested and issued	(1,213,777)	6.54	—	—	(1,213,777)	6.54
Canceled	(1,012,110)	5.39	(17,186)	18.33	(1,029,296)	5.60
Unvested at June 30, 2024	7,114,880	$3.57	499,984	$4.06	7,614,864	$3.60

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of June 30, 2024 and December 31, 2023, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of June 30, 2024, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On November 1, 2023, the Company entered into a loan modification agreement to an existing amended and restated loan and security agreement with a lender (collectively, the “Loan Agreement”). The Loan Agreement provides for up to a $30.0 million asset-backed line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the prime rate plus 225 basis points and (ii) for Secured Overnight Financing Rate (“SOFR”) advances, the greater of (A) the SOFR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If there is outstanding principal during any month, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on November 1, 2026. The Company was in compliance with all applicable covenants under the Line of Credit as of June 30, 2024 and there were no borrowings outstanding as of June 30, 2024

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
North America	$30,246	$30,694	$61,210	$59,795
Europe	8,165	7,915	16,081	16,102
Japan	4,069	4,928	8,901	10,124
Asia Pacific	6,675	7,366	13,244	13,860
Other	92	85	292	170
Total revenue	$49,247	$50,988	$99,728	$100,051

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $27.7 million and $28.6 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from customers located in the United States was $56.4 million and $55.5 million for the six months ended June 30, 2024 and 2023, respectively.

Other than the United States, no other country contributed more than 10% of the Company's total revenue for the three and six months ended June 30, 2024. Other than the United States and Japan, no other country contributed more than 10% of the Company's total revenue for the three and six months ended June 30, 2023.

11. Goodwill and intangible assets

During the three months ended June 30, 2024, indicators of potential impairment were identified, which included a continued decline in the Company's stock price and market capitalization.

The Company reviewed its quantitative analysis for its definite-lived intangible assets as of October 31, 2023, that used undiscounted cash flow models, and determined that the assumptions used in the undiscounted cash flow model were still applicable as of June 30, 2024 and that there was no impairment on its definite-lived intangible assets. The Company's significant assumptions in the undiscounted cash flow models include, but are not limited to, its revenue growth rates assumption.

As the Company has one reporting unit all of its goodwill was allocated to that unit for the purpose of testing for impairment. To determine fair value of its one reporting unit, the Company engaged a third-party valuation expert and provided the valuation expert with projected financial information prepared by management. The Company took the income approach and used a discounted cash flow model as its valuation technique to measure the fair value of its reporting unit as of June 30, 2024. The result of the goodwill impairment test performed indicated that estimated fair value exceeded the carrying value of the reporting unit. As such, the Company concluded the reporting unit was not at risk of impairment as of the interim testing date.

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

12. Restructuring and Other

During the three months ended March 31, 2023, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company incurred approximately $0.4 million in restructuring charges in the three months ended March 31, 2023. The restructuring charges reflected post-employment benefits, and the Company did not incur any additional restructuring charges related to this action. As of March 31, 2023, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - General and Administrative; $0.1 million – Research and Development; and $0.1 million – Sales and Marketing. The Company paid the entire amount as of March 31, 2023.

During the three months ended March 31, 2024, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company incurred approximately $0.5 million and $2.1 million in restructuring charges in the three and six months ended June 30, 2024, respectively. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. As of June 30, 2024, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - Cost of Revenue; $0.5 million - General and Administrative; $0.4 million – Research and Development; and $1.0 million – Sales and Marketing. The Company paid the entire amount as of June 30, 2024.

During the three months ended March 31, 2024, the Company incurred costs of approximately $0.2 million relating to mobility taxes owed. During the three months ended June 30, 2024 the Company did not incur in any additional costs relating to mobility taxes owed.

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

During the three months ended June 30, 2024 the Company did not sell any additional patents.

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

As of June 30, 2024 and 2023, we had 624 and 682 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue decreased from $100.1 million in the six months ended June 30, 2023 to $99.7 million in the six months ended June 30, 2024, due to a decrease in subscription and support revenue, offset by an increase in professional services revenue.

Included in the consolidated net loss for the six months ended June 30, 2024 was stock-based compensation expense, amortization of acquired intangible assets, and restructuring expense of $5.4 million, $1.8 million, and $2.3 million, respectively. Included in the consolidated net loss for the six months ended June 30, 2023 was merger-related expense, stock-based compensation expense, amortization of acquired intangible assets and restructuring expense of $0.2 million, $7.0 million, $2.0 million and $2.8 million, respectively.

For the three months ended June 30, 2024 and 2023, our revenue derived from customers located outside North America was 39% and 40%, respectively. For the six months ended June 30, 2024 and 2023, our revenue derived from customers located outside of North America was 38% and 40%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table includes our key metrics for the periods presented:

	Six Months Ended June 30,
	2024	2023
Customers (at period end)
Premium	1,958	2,131
Volume	486	560
Total customers (at period end)	2,444	2,691
Net revenue retention rate	92.7%	94.5%
Recurring dollar retention rate	83.9%	87.4%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$98.5	$92.1
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.4	$3.9
Total backlog, excluding professional services engagements (in millions)	$182.2	$176.7
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$123.3	$124.8

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

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased in the three months ended June 30, 2024 compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2024 and beyond as we continue to focus on the market for our premium solutions.

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

Cost of revenue increased in absolute dollars from the first six months of 2023 to the first six months of 2024. In future periods we expect our cost of revenue will increase in absolute dollars as our revenue increases. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Income (Expense), net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. and foreign net deferred tax assets at June 30, 2024 and December 31, 2023.

Stock-Based Compensation Expense

Our cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense represents the grant date fair value of outstanding stock options and restricted stock awards, which is recognized as expense over the respective stock option and restricted stock award service periods. For the three months ended June 30, 2024 and 2023, we recorded $3.2 million and $3.5 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2024 and 2023, we recorded $5.4 million and $7.0 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the six months ended June 30, 2024, the U.S. dollar increased in value as compared to the Japanese Yen, and our Japanese Yen-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

We consider the assumptions and estimates associated with revenue recognition, income taxes, business combinations, intangible assets and goodwill to be our critical accounting policies and estimates. We discuss any assumptions and estimates that could have a material effect on the results of operations in the applicable section of this discussion and analysis of the financial condition and results of operations. Please see Note 11 for a discussion of our evaluation of impairment of goodwill as of June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,397	$49,013	$95,366	$96,115
Professional services and other revenue	1,850	1,975	4,362	3,936
Total revenue	49,247	50,988	99,728	100,051
Cost of revenue:
Cost of subscription and support revenue	17,277	16,603	34,084	34,868
Cost of professional services and other revenue	2,130	1,898	4,945	3,900
Total cost of revenue	19,407	18,501	39,029	38,768
Gross profit	29,840	32,487	60,699	61,283
Operating expenses:
Research and development	8,975	10,345	17,824	20,211
Sales and marketing	17,080	19,034	33,534	38,499
General and administrative	8,822	9,405	18,366	19,469
Merger-related	—	45	—	190
Gain on sale of assets	—	—	(6,000)	—
Total operating expenses	34,877	38,829	63,724	78,369
Loss from operations	(5,037)	(6,342)	(3,025)	(17,086)
Other income (expense), net	49	422	11	(121)
Loss before income taxes	(4,988)	(5,920)	(3,014)	(17,207)
Provision for income taxes	257	317	657	744
Net loss	$(5,245)	$(6,237)	$(3,671)	$(17,951)

Overview of Results of Operations for the Three Months Ended June 30, 2024 and 2023

Total revenue decreased by 3%, or $1.7 million, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a decrease in subscription and support revenue of 3% or $1.6 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $1.7 million, or 3%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. Professional services and other revenue increased by 6%, or $0.1 million, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the three months ended June 30, 2024 would have been approximately $50.0 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $0.6 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $2.6 million, or 8%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the decrease in usage-based fees in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $5.0 million in the three months ended June 30, 2024 compared to a loss of $6.3 million in the three months ended June 30, 2023. This is primarily due to a decrease in operating expenses of $4.0 million, offset by a decrease in gross profit of $2.6 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Revenue

	Three Months Ended June 30,
	2024		2023		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$48,939	99%	$50,643	99%	$(1,704)	(3)%
Volume	308	1	345	1	(37)	(11)
Total	$49,247	100%	$50,988	100%	$(1,741)	(3)%

During the three months ended June 30, 2024, revenue decreased by $1.7 million, or 3%, compared to the three months ended June 30, 2023, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $1.7 million, or 3%, is the result of a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. In the three months ended June 30, 2024, volume revenue did not change materially compared to the three months ended June 30, 2023, as we continue to focus on the market for our premium solutions.

	Three Months Ended June 30,
	2024		2023		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$47,397	96%	$49,013	97%	$(1,616)	(3)%
Professional services and other	1,850	4	1,975	3	(125)	(6)
Total	$49,247	100%	$50,988	100%	$(1,741)	-3%

During the three months ended June 30, 2024, subscription and support revenue decreased compared to the three months ended June 30, 2023 primarily due to a decrease in revenue from our premium offerings as described above. Professional services and other revenue decreased by $0.1 million, or 6%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended June 30,
	2024		2023		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,246	61%	$30,694	60%	$(448)	(1)%
Europe	8,165	17	7,915	16	250	3
Japan	4,069	8	4,928	10	(859)	(17)
Asia Pacific	6,675	14	7,366	14	(691)	(9)
Other	92	—	85	0	7	8
International subtotal	19,001	39	20,294	40	(1,293)	(6)
Total	$49,247	100%	$50,988	100%	$(1,741)	(3)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended June 30, 2024, total revenue for North America decreased by $0.4 million, or 1%, compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, total revenue outside of North America decreased by $1.3 million, or 6%, compared to the three months ended June 30, 2023. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period. The decreases in Asia Pacific and Europe were due equally to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Three Months Ended June 30,
	2024		2023		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$17,277	36%	$16,603	34%	$674	4%
Professional services and other	2,130	115	1,898	96	232	12
Total	$19,407	39%	$18,501	36%	$906	5%

In the three months ended June 30, 2024, cost of subscription and support revenue increased $0.7 million, or 4%, compared to the three months ended June 30, 2023. The increase resulted primarily from an increase in amortization expense of $0.8 million and partner commission expense of $0.4 million, respectively, offset by a decrease in network hosting services expense of $0.6 million. The remaining increase was due to various other expenses that, in aggregate, increased by approximately $0.1 million.

In the three months ended June 30, 2024, cost of professional services and other revenue increased $0.2 million, or 12%, compared to the three months ended June 30, 2023. The increase resulted primarily from an increase in contractor expenses of $0.5 million, offset by a decrease in employee-related expenses of $0.3 million.

Gross Profit

	Three Months Ended June 30,
	2024		2023		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$30,120	64%	$32,410	66%	$(2,290)	(7)%
Professional services and other	(280)	(15)	77	4	(357)	(464)
Total	$29,840	61%	$32,487	64%	$(2,647)	(8)%

The overall gross profit percentage was 61% and 64% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit percentage was due to the aforementioned decreases in subscription and support revenue. Subscription and support gross profit decreased $2.3 million, or 7%, compared to the three months ended June 30, 2023. Professional services and other gross profit decreased by$ 0.4 million, or 464%, compared to the three months ended June 30, 2023. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2024		2023		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,975	18%	$10,345	20%	$(1,370)	(13)%
Sales and marketing	17,080	35	19,034	37	(1,954)	(10)
General and administrative	8,822	18	9,405	18	(583)	(6)
Merger-related	—	—	45	—	(45)	(100)
Total	$34,877	71%	$38,829	75%	$(3,952)	(10)%

Research and Development. In the three months ended June 30, 2024, research and development expense decreased by $1.4 million, or 13%, compared to the three months ended June 30, 2023 primarily due to a decrease in employee-related expenses of $1.3 million and stock-based compensation expense of $0.1 million. We expect research and development costs in absolute dollars to remain relatively steady in the second half of 2024.

Sales and Marketing. In the three months ended June 30, 2024, sales and marketing expense decreased by $2.0 million, or 10%, compared to the three months ended June 30, 2023 primarily due to a decrease in employee-related expenses, agency expenses, and marketing programs expenses of $1.4 million, $0.3 million, and $0.4 million, respectively. These decreases were offset by various other expenses that, in aggregate, increased by approximately $0.1 million. We expect sales and marketing expense in absolute dollars to decrease during the remainder of 2024.

General and Administrative. In the three months ended June 30, 2024, general and administrative expense decreased by $0.6 million, or 6%, compared to the three months ended June 30, 2023 primarily due to decreases in employee-related expenses and stock-based compensation expense of $0.2 million and $0.5 million, respectively. These decreases were offset by various other expenses that, in aggregate, increased by approximately $0.1 million. We expect general and administrative expenses in absolute dollars to increase modestly during the remainder of 2024.

Merger-Related. In the three months ended June 30, 2024, merger-related expenses decreased by $0.1 million, or 100%, due to costs incurred in connection with merger-related activities incurred in 2023 which did not recur in 2024.

Overview of Results of Operations for the Six Months Ended June 30, 2024 and 2023

Total revenue decreased by 0%, or $0.3 million, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to a decrease in subscription and support revenue of 1% or $749, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $250, or 0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Professional services and other revenue increased by 11%, or $0.4 million, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the six months ended June 30, 2024 would have been approximately $101.0 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $1.1 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $0.6 million, or 1%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a decrease in subscription and support revenue, as well as an increase in amortization expense related to our capitalized internal-use software. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $3.0 million in the six months ended June 30, 2024 compared to a loss from operations of $17.1 million in the six months ended June 30, 2023. This is primarily due to a decrease in operating expenses of $14.6 million, offset by a decrease in gross profit of $0.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Revenue

	Six Months Ended June 30,
	2024		2023		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$99,129	99%	$99,379	99%	$(250)	0%
Volume	599	1	672	1	(73)	(11)
Total	$99,728	100%	$100,051	100%	$(323)	0%

During the six months ended June 30, 2024, revenue decreased by $0.3 million, or 0%, compared to the six months ended June 30, 2023, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $0.3 million, or 0%, is the result of a decrease in the number of our customers and in the average revenue per premium customer. In the six months ended June 30, 2024, volume revenue did not change materially compared to the six months ended June 30, 2023, as we continue to focus on the market for our premium solutions.

	Six Months Ended June 30,
	2024		2023		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$95,366	96%	$96,115	96%	$(749)	(1)%
Professional services and other	4,362	4	3,936	4	426	11
Total	$99,728	100%	$100,051	100%	$(323)	0%

During the six months ended June 30, 2024, subscription and support revenue decreased by $0.7 million, or 1%, compared to the six months ended June 30, 2023, due to the aforementioned decrease in revenue premium offerings. Professional services and other revenue increased by $0.4 million, or 11%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Six Months Ended June 30,
	2024		2023		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$61,210	61%	$59,795	60%	$1,415	2%
Europe	16,081	17	16,102	16	(21)	0
Japan	8,901	9	10,124	10	(1,223)	(12)
Asia Pacific	13,244	13	13,860	14	(616)	(4)
Other	292	—	170	0	122	72
International subtotal	38,518	39	40,256	40	(1,738)	(4)
Total	$99,728	100%	$100,051	100%	$(323)	0%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the six months ended June 30, 2024, total revenue for North America increased by $1.4 million, or 2%, compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, total revenue outside of North America decreased by $1.7 million, or 4%, compared to the six months ended June 30, 2023. The decrease in revenue in Japan was primarily driven by the strengthening of the U.S. dollar against the Japanese Yen. The decrease in Asia Pacific was due to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Six Months Ended June 30,
	2024		2023		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$34,084	36%	$34,868	36%	$(784)	(2)%
Professional services and other	4,945	113	3,900	99	1,045	27
Total	$39,029	39%	$38,768	39%	$261	1%

In the six months ended June 30, 2024, cost of subscription and support revenue decreased $0.8 million, or 2%, compared to the six months ended June 30, 2023. The decrease resulted primarily from a decrease in content delivery network expenses and network hosting services of $0.9 million and $1.8 million, respectively. These decreases were offset by an increase in amortization of capitalized internal-use software development of $1.6 million. The remaining decrease was due to various other expenses which, in aggregate, decreased by $0.3 million.

In the six months ended June 30, 2024, cost of professional services and other revenue increased $1.0 million, or 27%, compared to the six months ended June 30, 2023. The increase resulted primarily from an increase in contractor expenses and employee-related expenses of $1.3 million and $0.2 million, respectively. These increases were offset by various other expenses that, in aggregate, decreased by $0.5 million.

Gross Profit

	Six Months Ended June 30,
	2024		2023		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$61,282	64%	$61,247	64%	$35	0%
Professional services and other	(583)	(13)	36	1	(619)	nm
Total	$60,699	61%	$61,283	61%	$(584)	(1)%

nm: not meaningful

The overall gross profit percentage was 61% and 61% for the six months ended June 30, 2024 and 2023, respectively. Subscription and support gross profit did not change materially compared to the six months ended June 30, 2023. Professional services and other gross profit decreased by $0.6 million compared to the six months ended June 30, 2023. The negative professional services and other gross profit of $0.6 million for the six months ended June 30, 2024 was driven by the utilization and efficiency of our services resources. It is likely that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2024		2023		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$17,824	18%	$20,211	20%	$(2,387)	(12)%
Sales and marketing	33,534	34	38,499	38	(4,965)	(13)
General and administrative	18,366	18	19,469	19	(1,103)	(6)
Merger-related	—	—	190	—	(190)	(100)
Gain on sale of assets	(6,000)	(6)	—	0	(6,000)	nm
Total	$63,724	64%	$78,369	77%	$(14,645)	(19)%

nm: not meaningful

Research and Development. In the six months ended June 30, 2024, research and development expense decreased by $2.4 million, or 12%, compared to the six months ended June 30, 2023 primarily due to a decrease in employee-related expenses of $1.5 million, which includes a decrease of $0.6 million of restructuring charges, as well as a decrease in stock-based compensation expense and contractor expenses of $0.5 million and $0.2 million, respectively. The remaining decrease was due to various other expenses which, in aggregate, decreased by approximately $191. We expect research and development costs in absolute dollars to remain steady in the second half of 2024.

Sales and Marketing. In the six months ended June 30, 2024, sales and marketing expense decreased by $5.0 million, or 13%, compared to the six months ended June 30, 2023 primarily due to a decrease in employee-related expenses, stock-based compensation expense, agency expenses, marketing programs expenses, travel, and contractor expenses of $2.5 million, $0.6 million, $0.5 million, $0.6 million, $0.4 million and $0.5 million, respectively. The $2.5 million decrease in employee-related expenses reflects a decrease of $0.2 million in restructuring charges. These decreases were offset by various other expenses which, in aggregate, increased by $0.1 million. We expect sales and marketing expense in absolute dollars to decrease in the second half of 2024.

General and Administrative. In the six months ended June 30, 2024, general and administrative expense decreased by $1.1 million, or 6%, compared to the six months ended June 30, 2023 primarily due to decreases in stock-based compensation and contractor expenses of $0.5 million and $0.7 million, respectively. These decreases were offset by various other expenses that, in aggregate, increased by approximately $0.1 million. We expect general and administrative expenses in absolute dollars to increase modestly during the remainder of 2024.

Merger-Related. In the six months ended June 30, 2024, merger-related expenses decreased by $0.2, or 100%, due to costs incurred in connection with merger-related activities in 2023 which did not recur in 2024.

Gain on Sale of Assets. In the six months ended June 30, 2024, we sold a number of our patents for $6.0 million.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at June 30, 2024 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At June 30, 2024 and December 31, 2023, we had $12.2 million and $8.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the quarter ended March 31, 2024, we received $6.0 million of cash consideration for the sale of patents. During the quarter ended June 30, 2023, cash flows used in operating activities were impacted by the placement of Silicon Valley Bank into Federal Deposit Insurance Corporation receivership. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flow Data	2024	2023
	(in thousands)
Cash flows provided by (used in) operating activities	$6,048	$(1,822)
Cash flows provided by (used in) investing activities	$814	$(8,561)
Cash flows used in financing activities	$(239)	$(1,956)

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

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2024 was $6.0 million. The cash provided by operating activities primarily resulted from net non-cash charges of $9.4 million, including the gain on sale of assets of $6.0 million, net changes in our operating assets and liabilities of $0.3 million, and a net loss of $3.7 million. Net non-cash expenses mainly consisted of $10.1 million for depreciation and amortization and $5.4 million for stock-based compensation. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of an increase in prepaid expenses and other current assets of $1.0 million, a decrease in accounts payable of $7.5 million, and a decrease in operating leases of $0.3 million. These cash outflows were offset by decreases in accounts receivable and other assets of $5.1 million and $1.0 million, respectively, and increases in accrued expenses and deferred revenue, of $2.4 million and $0.6 million, respectively. The increase in cash flow provided by operating activities in the six months ended June 30, 2024 compared to the prior period is primarily due to the gain on sale of assets of $6.0 million.

Cash flows provided by investing activities.

Cash provided by investing activities during the six months ended June 30, 2024 was $0.8 million, consisting primarily of a gain in the sale of assets of $6.0 million, offset by $4.0 million in cash used for the capitalization of internal-use software costs and $1.2 million in cash used for capital expenditures to support the business. The increase in cash flows provided by investing activities is primarily due to the gain on the sale of assets in 2024.

Cash flows used in financing activities.

Cash used in financing activities for the six months ended June 30, 2024 was $0.2 million, primarily from deferred acquisition payments and other financing activities.

Credit facility.

On November 1, 2023, we entered into a loan modification agreement to our existing amended and restated loan and security agreement with a lender (the “Loan Agreement”), for the extension of the maturity date of amounts due under our Second Restated Loan Agreement with the lender until three years from the date of the Loan Agreement, providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of June 30, 2024. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of June 30, 2024.

Net operating loss carryforwards.

As of December 31, 2023, we had federal net operating losses of approximately $154.0 million, of which $108.3 million are available to offset future taxable income, if any, through 2037, and $45.7 million are available to offset future taxable income indefinitely. As of December 31, 2023, we had state net operating losses of approximately $76.5 million, of which $73.4 million are available to offset future taxable income, if any, through 2041, and $3.1 million are available to offset future taxable income indefinitely. We also had federal and state research and development tax credits of $10.7 million and $6.3 million, respectively, which expire in various amounts through 2043. The net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules under the U.S. Internal Revenue Code of 1986, as amended.

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of June 30, 2024 and December 31, 2023.

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

We believe our existing cash and cash equivalents and credit facility will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to acquire businesses, technologies and products that will complement our existing operations. In the event funding is required, and especially if interest rates continue to rise, we may not be able to obtain bank credit arrangements or equity or debt financing on terms acceptable to us or at all. Market volatility resulting from increased foreign exchange rate fluctuations, inflationary pressures, interest rate increases or other factors could also adversely impact our ability to access capital as and when needed.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,
	2024	2023
Revenues generated in locations outside the United States	44%	44%
Revenues in currencies other than the United States dollar (1)	23%	25%
Expenses in currencies other than the United States dollar (1)	16%	18%

	Six Months Ended June 30,
	2024	2023
Revenues generated in locations outside the United States	44%	45%
Revenues in currencies other than the United States dollar (1)	24%	25%
Expenses in currencies other than the United States dollar (1)	17%	17%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	6	5	6	6
Japanese Yen	8	2	10	2
Other	3	8	3	9
Total	23%	16%	25%	18%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	6	5	6	6
Japanese Yen	9	2	10	2
Other	3	9	3	8
Total	24%	17%	25%	17%

As of June 30, 2024 and December 31, 2023, we had $5.7 million and $6.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the six months ended June 30, 2024 the U.S. dollar has weakened by approximately 2%, and 2% compared to the British pound and euro, and strengthened by approximately 11.4% against the Japanese Yen, compared to the six months ended June 30, 2023. Relative to foreign currency exposures existing at June 30, 2024, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended June 30, 2024, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $4.7 million, decreased expenses by $3.7 million and decreased operating income by $1.0 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2024.

Interest rate risk

We had cash and cash equivalents totaling $24.2 million at June 30, 2024. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended June 30, 2024. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control

We identified a material weakness in our internal control related to ineffective information technology general controls, or ITGCs, in the areas of user access and program change management over our key accounting and reporting information technology, or IT, system. As a result, the related business process controls (specifically, the IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management intends to take comprehensive actions to remediate the material weakness in internal control over financial reporting.

The remediation actions include: (i) implementing additional training and awareness of ITGC policies with a focus on user access; (ii) increasing the extent of oversight and verification checks in the operation of user access and program change management controls and processes; and (iii) deploying tools and processes to support monitoring of user access and program change management.

We believe that these actions, when fully implemented, will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to assess the effectiveness of our internal control over financial reporting and we intend to remediate the known material weakness prior to the end of the fiscal year 2024.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the six months ended June 30, 2024, we identified a material weakness in our internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over our key accounting and reporting information technology (“IT”) system. As a result, the related business process controls (specifically, the IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective. Although the material weakness identified above did not result in any material misstatements in our consolidated financial statements during the period covered by this report and there were no changes to previously released financial results, our management concluded that these control deficiencies constitute a material weakness and that our internal control over financial reporting was not effective as of June 30, 2024.

Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to remediate the material weakness. In particular, we are taking steps intended to remediate this material weakness by (i) implementing additional training and awareness of ITGC policies with a focus on user access; (ii) increasing the extent of oversight and verification checks in the operation of user access and program change management controls and processes; and (iii) deploying tools and processes to support monitoring of user access and program change management. The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and testing that these controls are effective. However, we cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

BRIGHTCOVE INC.
(Registrant)

Date: August 8, 2024	By: /s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By: /s/ John Wagner

John Wagner
Chief Financial Officer
(Principal Financial Officer)