Form 10-Q
period 2024-09-30
BRIGHTCOVE INC
filed 2024-11-12
CIK 1313275

ne

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 45,135,653 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightcove Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,965	$18,615
Accounts receivable, net of allowance of $216 and $210 at September 30, 2024 and December 31, 2023, respectively	27,772	33,451
Prepaid expenses	8,127	6,569
Other current assets	9,608	11,764
Total current assets	72,472	70,399
Property and equipment, net	36,712	42,476
Operating lease right-of-use asset	17,484	16,233
Intangible assets, net	3,602	6,368
Goodwill	74,859	74,859
Other assets	5,409	5,772
Total assets	$210,538	$216,107
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,534	$14,422
Accrued expenses	21,357	17,566
Operating lease liability	4,236	4,486
Deferred revenue	63,213	68,155
Total current liabilities	96,340	104,629
Operating lease liability, net of current portion	18,452	17,358
Other liabilities	304	207
Total liabilities	$115,096	$122,194
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,186,970 and 43,833,919 shares issued at September 30, 2024 and December 31, 2023, respectively; 45,051,970 and 43,698,919 shares outstanding at September 30, 2024 and December 31, 2023, respectively	45	44
Additional paid-in capital	336,996	328,918
Treasury stock, at cost; 135,000 shares	(871)	(871)
Accumulated other comprehensive loss	(1,158)	(1,236)
Accumulated deficit	(239,570)	(232,942)
Total stockholders’ equity	95,442	93,913
Total liabilities and stockholders’ equity	$210,538	$216,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,963	$48,571	$143,329	$144,686
Professional services and other revenue	1,987	2,409	6,349	6,345
Total revenue	49,950	50,980	149,678	151,031
Cost of revenue:
Cost of subscription and support revenue	16,574	16,892	50,658	51,760
Cost of professional services and other revenue	1,804	2,369	6,749	6,269
Total cost of revenue	18,378	19,261	57,407	58,029
Gross profit	31,572	31,719	92,271	93,002
Operating expenses:
Research and development	8,742	8,730	26,566	28,941
Sales and marketing	16,393	17,222	49,927	55,721
General and administrative	9,241	7,941	27,607	27,410
Merger-related	—	117	—	307
Gain on sale of assets	—	—	(6,000)	—
Total operating expenses	34,376	34,010	98,100	112,379
Loss from operations	(2,804)	(2,291)	(5,829)	(19,377)
Other income, net	139	130	150	9
Loss before income taxes	(2,665)	(2,161)	(5,679)	(19,368)
Provision for income taxes	292	260	949	1,004
Net loss	$(2,957)	$(2,421)	$(6,628)	$(20,372)
Net loss per share—basic and diluted	$(0.07)	$(0.06)	$(0.15)	$(0.47)
Weighted-average number of common shares used in computing net loss per share	44,970	43,332	44,563	42,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(2,957)	$(2,421)	$(6,628)	$(20,372)
Other comprehensive income (loss):
Foreign currency translation adjustments	736	(410)	78	(252)
Comprehensive loss	$(2,221)	$(2,831)	$(6,550)	$(20,624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share data)
Shares of common stock issued
Balance, beginning of period	45,047,696	43,376,006	43,833,919	42,449,677
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	139,274	224,848	1,353,051	1,151,177
Balance, end of period	45,186,970	43,600,854	45,186,970	43,600,854
Shares of treasury stock
Balance, beginning of period	(135,000)	(135,000)	(135,000)	(135,000)
Balance, end of period	(135,000)	(135,000)	(135,000)	(135,000)
Par value of common stock issued
Balance, beginning of period	$45	$43	$44	$42
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	1	1	2
Balance, end of period	$45	$44	$45	$44
Value of treasury stock
Balance, beginning of period	$(871)	$(871)	$(871)	$(871)
Balance, end of period	$(871)	$(871)	$(871)	$(871)
Additional paid-in capital
Balance, beginning of period	$334,269	$321,870	$328,918	$314,825
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	—	—	(1)	(1)
Stock-based compensation	2,727	3,532	8,318	10,834
Withholding tax on restricted stock	—	—	(239)	(256)
Balance, end of period	$336,996	$325,402	$336,996	$325,402
Accumulated deficit
Balance, beginning of period	$(236,613)	$(228,007)	$(232,942)	$(210,056)
Net loss	(2,957)	(2,421)	(6,628)	(20,372)
Balance, end of period	$(239,570)	$(230,428)	$(239,570)	$(230,428)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,894)	$(1,435)	$(1,236)	$(1,593)
Foreign currency translation adjustment	736	(410)	78	(252)
Balance, end of period	$(1,158)	$(1,845)	$(1,158)	$(1,845)
Total stockholders’ equity	$95,442	$92,302	$95,442	$92,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brightcove Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities
Net loss	$(6,628)	$(20,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,199	12,244
Stock-based compensation	8,003	10,440
Provision for reserves on accounts receivable	6	138
Gain on sale of assets	(6,000)	—
Changes in assets and liabilities:
Accounts receivable	5,651	(4,556)
Prepaid expenses and other current assets	(431)	(684)
Other assets	271	1,042
Accounts payable	(5,603)	3,065
Accrued expenses	4,238	(6,737)
Operating leases	(400)	(291)
Deferred revenue	(4,853)	6,017
Net cash provided by operating activities	9,453	306
Investing activities
Gain on sale of assets	6,000	—
Purchases of property and equipment	(1,253)	(2,820)
Capitalized internal-use software costs	(5,736)	(10,037)
Net cash used in investing activities	(989)	(12,857)
Financing activities
Deferred acquisition payments	—	(1,700)
Other financing activities	(239)	(256)
Net cash used in financing activities	(239)	(1,956)
Effect of exchange rate changes on cash and cash equivalents	125	(965)
Net increase (decrease) in cash and cash equivalents	8,350	(15,472)
Cash and cash equivalents at beginning of period	18,615	31,894
Cash and cash equivalents at end of period	$26,965	$16,422
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$2,859	$2,751
Cash paid for income taxes	$1,141	$1,197

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2024 and 2023. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Quarterly Update to Significant Accounting Policies

Allowance for Doubtful Accounts

The following details the changes in the Company’s reserve allowance for estimated credit losses for accounts receivable for the period:

Allowance for Credit Losses
(in thousands)
Balance as of December 31, 2023	$210
Current provision for credit losses	150
Write-offs against allowance	(50)
Recoveries	(94)
Balance as of September 30, 2024	$216

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments included in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280, including those with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expenses categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company only has one reportable segment and this ASU impacts disclosures only. The Company has determined that the effects of adopting the amendments in ASU 2023-07 will only impact its disclosures and does not have a material impact on its consolidated balance sheet and the results of its statement of operations when such amendment is adopted.

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

The following summarizes the opening and closing balances of receivables, contract assets and contract liabilities from contracts with customers.

(in thousands)	Accounts Receivable, net	Contract Assets (current)	Deferred Revenue (current)	Deferred Revenue (non-current)	Total Deferred Revenue
Balance at December 31, 2023	$33,451	$1,785	$68,155	$185	$68,340
Balance at September 30, 2024	27,772	1,549	63,213	254	63,467

Revenue recognized for the three and nine months ended September 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $10.7 million and $68.0 million, respectively. Revenue recognized for the three and nine months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $10.2 million and $57.8 million, respectively. During the three and nine months ended September 30, 2024, the Company did not recognize a material amount of revenue from performance obligations satisfied or partially satisfied in previous periods.

The assets recognized for costs to obtain a contract were $10.5 million as of September 30, 2024 and $13.1 million as of December 31, 2023 and are recorded in other current assets and other assets. Amortization expense recognized for the three and nine months ended September 30, 2024 related to costs to obtain a contract was $2.7 million and $8.5 million, respectively, and is included in operating expenses for the respective period. Amortization expense recognized for the three and nine months ended September 30, 2023 related to costs to obtain a contract was $2.8 million and $7.8 million, respectively, and is included in operating expenses for the respective period.

Transaction Price Allocated to Future Performance Obligations

As of September 30, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations for subscription and support contracts was approximately $183.2 million, of which approximately $122.4 million is expected to be recognized over the next 12 months. The Company expects to recognize substantially all of the remaining unsatisfied performance obligations by April 2029.

4. Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2024 consisted of the following:

	September 30, 2024
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$26,919	$26,919
Money market funds	Demand	46	46
Total cash and cash equivalents		$26,965	$26,965

Cash and cash equivalents as of December 31, 2023 consisted of the following:

	December 31, 2023
Description	Contracted Maturity	Cost	Fair Market Value
	(in thousands)
Cash	Demand	$18,571	$18,571
Money market funds	Demand	44	44
Total cash and cash equivalents		$18,615	$18,615

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

The following outstanding common shares have been excluded from the computation of dilutive net loss per share as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2024	2023	2024	2023
Options outstanding	1,907	2,703	1,907	2,703
Restricted stock units outstanding	7,582	5,675	7,582	5,675

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

The weighted-average assumptions utilized to determine the weighted-average fair value of options are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Weighted-average fair value of options granted during the period	$—	$—	$—	$1.75
Risk-free interest rate	—	—	—	3.4 - 4.8%
Expected volatility	—	—	—	47.9 - 55.5%
Expected dividend yield	—	—	—	—

As of September 30, 2024, there was $19.2 million of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.12 years. The following table summarizes stock-based compensation expense as included in the consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation:
Cost of subscription and support revenue	$105	$122	$333	$389
Cost of professional services and other revenue	75	92	186	284
Research and development	494	598	1,285	1,837
Sales and marketing	795	1,057	2,332	3,157
General and administrative	1,162	1,541	3,867	4,773
	$2,631	$3,410	$8,003	$10,440

The following is a summary of the stock option activity during the nine months ended September 30, 2024.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	2,247,951	$7.73	7.11	$—
Granted	—	—
Exercised	—	—		—
Canceled	(340,825)	8.46
Outstanding at September 30, 2024	1,907,126	$7.60	6.40	—
Exercisable at September 30, 2024	1,082,263	$8.00	4.84	$—

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2024 of $2.16 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The following table summarizes the restricted stock unit activity for our service-based awards (“S-RSU”) and our performance-based awards (“P-RSU”) during the nine months ended September 30, 2024:

	S-RSU Shares	Weighted Average Grant Date Fair Value	P-RSU Shares	Weighted Average Grant Date Fair Value	Total RSU Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,102,268	$6.04	517,170	$4.54	5,619,438	$5.90
Granted	4,610,699	1.90	—	—	4,610,699	1.90
Vested and issued	(1,353,051)	6.66	—	—	(1,353,051)	6.66
Canceled	(1,278,374)	5.24	(17,186)	18.33	(1,295,560)	5.41
Unvested at September 30, 2024	7,081,542	$3.37	499,984	$4.06	7,581,526	$3.41

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

The Company has provided a valuation allowance against its remaining U.S. net deferred tax assets as of September 30, 2024 and December 31, 2023, based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, because, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

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

Guarantees and Indemnification Obligations

The Company typically enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with patent, copyright, trade secret, or other intellectual property or personal right infringement claims by third parties with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. Based on when customers first subscribe for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited, however, more recently the Company has typically limited the maximum potential value of such potential future payments in relation to the value of the contract. Based on historical experience and information known as of September 30, 2024, the Company has not incurred any costs for the above guarantees and indemnities. The Company has received requests for indemnification from customers in connection with patent infringement suits brought against the customer by a third party. To date, the Company has not agreed that the requested indemnification is required by the Company’s contract with any such customer.

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

9. Debt

On November 1, 2023, the Company entered into a loan modification agreement to an existing amended and restated loan and security agreement with a lender (collectively, the “Loan Agreement”). The Loan Agreement provides for up to a $30.0 million asset-backed line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of the Company’s assets, excluding its intellectual property. Outstanding amounts under the Line of Credit accrue interest at a rate as follows: (i) for prime rate advances, the prime rate plus 225 basis points and (ii) for Secured Overnight Financing Rate (“SOFR”) advances, the greater of (A) the SOFR rate plus 225 basis points and (B) 4%. Under the Loan Agreement, the Company must comply with certain financial covenants, including maintaining a minimum asset coverage ratio. If there is outstanding principal during any month, the Company must also maintain a minimum net income threshold based on non-GAAP operating measures. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Line of Credit to declare all amounts borrowed under the Line of Credit, together with accrued interest and fees, to be immediately due and payable. The Line of Credit agreement will expire on November 1, 2026. The Company was in compliance with all applicable covenants under the Line of Credit as of September 30, 2024 and there were no borrowings outstanding as of September 30, 2024

10. Segment Information

Geographic Data

Total revenue from unaffiliated customers by geographic area, based on the location of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
North America	$30,153	$30,507	$91,363	$90,303
Europe	8,126	8,236	24,207	24,338
Japan	4,249	4,798	13,150	14,922
Asia Pacific	7,418	7,331	20,662	21,191
Other	4	108	296	277
Total revenue	$49,950	$50,980	$149,678	$151,031

North America is comprised of revenue from the United States, Canada and Mexico. Revenue from customers located in the United States was $27.7 million and $28.3 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from customers located in the United States was $84.0 million and $83.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Other than the United States, no other country contributed more than 10% of the Company's total revenue for the three and nine months ended September 30, 2024 and 2023

11. Goodwill and intangible assets

During the three months ended September 30, 2024, indicators of potential impairment were identified, which included a continued decline in the Company's stock price and market capitalization.

The Company reviewed its quantitative analysis for its definite-lived intangible assets as of October 31, 2023, that used undiscounted cash flow models, and determined that the assumptions used in the undiscounted cash flow model were still applicable as of September 30, 2024 and that there was no impairment on its definite-lived intangible assets. The Company's significant assumptions in the undiscounted cash flow models include, but are not limited to, its revenue growth rates assumption.

As the Company has one reporting unit all of its goodwill was allocated to that unit for the purpose of testing for impairment. To determine fair value of its one reporting unit, the Company engaged a third-party valuation expert and provided the valuation expert with projected financial information prepared by management. The Company utilized the income approach and used a discounted cash flow model as its valuation technique to measure the fair value of its reporting unit as of September 30, 2024. The result of the goodwill impairment test performed indicated that estimated fair value exceeded the carrying value of the reporting unit. As such, the Company concluded the reporting unit was not at risk of impairment as of the interim testing date.

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

During the three months ended March 31, 2024, the Company took an action to restructure certain parts of the Company with the intent of aligning skills with the Company’s strategy and facilitating cost efficiencies and savings. As a result certain headcount reductions were necessary. The Company incurred approximately $0.1 million and $2.2 million in restructuring charges in the three and nine months ended September 30, 2024, respectively. The restructuring charges reflect post-employment benefits, and the Company does not expect to incur any additional restructuring charges related to this action. As of September 30, 2024, the restructuring charges are reflected in the Condensed Consolidated Statements of Operations as follows: $0.2 million - Cost of Revenue; $0.6 million - General and Administrative; $0.4 million – Research and Development; and $1.0 million – Sales and Marketing. The Company paid the entire amount as of September 30, 2024.

During the three months ended March 31, 2024, the Company incurred costs of approximately $0.2 million relating to mobility taxes owed. During the three months ended June 30, 2024 and September 30, 2024 the Company did not incur in any additional costs relating to mobility taxes owed.

13. Gain on Sale of Assets

During the three months ended March 31, 2024, the Company sold a certain number of its patents to a third party for $6.0 million. The Company retains the perpetual right to use these patents for its current customers. The Company also retained the perpetual right to use these patents in its offerings to prospective customers, with certain time-limited exceptions. The Company has no obligation to maintain or develop the patents. The gain on the sale of patents is reflected within Gain on sale of assets in the Condensed Consolidated Statements of Operations.

During the three months ended June 30,2024 and September 30, 2024 the Company did not sell any additional patents.

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

As of September 30, 2024, and 2023, we had 621 and 671 employees, respectively.

We generate revenue by offering our products to customers on a subscription-based, software as a service, or SaaS, model. Our revenue decreased from $151.0 million in the nine months ended September 30, 2023 to $149.7 million in the nine months ended September 30, 2024, due to a decrease in subscription and support revenue, offset by an increase in professional services revenue.

Included in the consolidated net loss for the nine months ended September 30, 2024 was stock-based compensation expense, amortization of acquired intangible assets, and restructuring expense of $8.0 million, $2.8 million, and $2.4 million, respectively. Included in the consolidated net loss for the nine months ended September 30, 2023 was merger-related expense, stock-based compensation expense, amortization of acquired intangible assets and restructuring expense of $0.3 million, $10.4 million, $3.0 million and $2.8 million, respectively.

For the three months ended September 30, 2024 and 2023, our revenue derived from customers located outside North America was 40% and 39%, respectively. For the nine months ended September 30, 2024 and 2023, our revenue derived from customers located outside of North America was 39% and 40%, respectively. We expect the percentage of total net revenue derived from outside North America to remain relatively unchanged or decrease in future periods due to fluctuations in exchange rates and a decrease in usage-based fees.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following tables include our key metrics for the periods presented:

	September 30,
	2024	2023
Customers
Premium	1,923	2,077
Volume	469	541
Total customers	2,392	2,618
Total backlog, excluding professional services engagements (in millions)	$183.2	$174.2
Total backlog to be recognized over next 12 months, excluding professional services engagements (in millions)	$122.4	$121.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue retention rate	93.6%	92.7%	92.9%	93.6%
Recurring dollar retention rate	80.2%	85.4%	82.7%	86.7%
Average annual subscription revenue per premium customer, excluding Starter edition customers (in thousands)	$101.4	$95.9	$99.5	$93.3
Average annual subscription revenue per premium customer for Starter edition customers only (in thousands)	$4.2	$3.8	$4.3	$3.9

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

Our go-to-market focus and growth strategy is to expand our premium customer base, as we believe our premium customers represent a greater opportunity for our solutions. Premium customers decreased in the three months ended September 30, 2024 compared to the prior period due to some customers deciding to switch to in-house solutions or other third-party solutions. Volume customers decreased in recent periods primarily due to our discontinuation of the promotional Video Cloud Express offering. As a result, we have experienced attrition of this base level offering without a corresponding addition of customers. We expect customers using our volume offerings to continue to decrease in 2024 and beyond as we continue to focus on the market for our premium solutions.

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

Cost of revenue decreased in absolute dollars from the first nine months of 2023 to the first nine months of 2024. In future periods we expect our costs of revenue in absolute dollars to correlate with the change in revenue. Cost of revenue as a percentage of revenue could fluctuate from period to period depending on the number of our professional services engagements and any associated costs relating to the delivery of subscription services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

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

Other Income, net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance against our existing U.S. and foreign net deferred tax assets at September 30, 2024 and December 31, 2023.

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

For the three months ended September 30, 2024 and 2023, we recorded $2.6 million and $3.4 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2024 and 2023, we recorded $8.0 million and $10.4 million, respectively, of stock-based compensation expense. We expect stock-based compensation expense to increase in absolute dollars in future periods.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, and Japanese yen. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenue and expenses generally increase in value when translated into U.S. dollars. During the nine months ended September 30, 2024, the U.S. dollar increased in value as compared to the Japanese Yen, and our Japanese Yen-based revenues decreased in value when translated into U.S. dollars. We expect the percentage of total net revenue derived from outside North America to increase in future periods as we continue to expand our international operations. Should the U.S. dollar continue to increase in value, our future percentage of total net revenue derived from outside North America may remain relatively unchanged or decrease.

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

We consider the assumptions and estimates associated with revenue recognition, income taxes, business combinations, intangible assets and goodwill to be our critical accounting policies and estimates. We discuss any assumptions and estimates that could have a material effect on the results of operations in the applicable section of this discussion and analysis of the financial condition and results of operations. Please see Note 11 for a discussion of our evaluation of impairment of goodwill as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Revenue:
Subscription and support revenue	$47,963	$48,571	$143,329	$144,686
Professional services and other revenue	1,987	2,409	6,349	6,345
Total revenue	49,950	50,980	149,678	151,031
Cost of revenue:
Cost of subscription and support revenue	16,574	16,892	50,658	51,760
Cost of professional services and other revenue	1,804	2,369	6,749	6,269
Total cost of revenue	18,378	19,261	57,407	58,029
Gross profit	31,572	31,719	92,271	93,002
Operating expenses:
Research and development	8,742	8,730	26,566	28,941
Sales and marketing	16,393	17,222	49,927	55,721
General and administrative	9,241	7,941	27,607	27,410
Merger-related	—	117	—	307
Gain on sale of assets	—	—	(6,000)	—
Total operating expenses	34,376	34,010	98,100	112,379
Loss from operations	(2,804)	(2,291)	(5,829)	(19,377)
Other income, net	139	130	150	9
Loss before income taxes	(2,665)	(2,161)	(5,679)	(19,368)
Provision for income taxes	292	260	949	1,004
Net loss	$(2,957)	$(2,421)	$(6,628)	$(20,372)

Overview of Results of Operations for the Three Months Ended September 30, 2024 and 2023

Total revenue decreased by 2%, or $1.0 million, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a decrease in subscription and support revenue of 1% or $0.6 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $1.0 million, or 2%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. Professional services and other revenue decreased by 18%, or $0.4 million, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the three months ended September 30, 2024 would have been approximately $50.0 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $0.1 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $0.1 million, or 0%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the decrease in usage-based fees in subscription and support revenue. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $2.8 million in the three months ended September 30, 2024 compared to a loss of $2.3 million in the three months ended September 30, 2023. This is primarily due to a decrease in total revenue of $1.0 million and an increase of $0.4 million to operating expenses. The increase in the loss from operations was partially offset by a decrease in cost of revenue of $0.9 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Revenue

	Three Months Ended September 30,
	2024		2023		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$49,663	99%	$50,667	99%	$(1,004)	(2)%
Volume	287	1	313	1	(26)	(8)
Total	$49,950	100%	$50,980	100%	$(1,030)	(2)%

During the three months ended September 30, 2024, revenue decreased by $1.0 million, or 2%, compared to the three months ended September 30, 2023, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $1.0 million, or 2%, is the result of a decrease in the number of our customers, a decrease in usage-based fees outside of North America, and to a lesser extent, foreign exchange. In the three months ended September 30, 2024, volume revenue did not change materially compared to the three months ended September 30, 2023, as we continue to focus on the market for our premium solutions.

	Three Months Ended September 30,
	2024		2023		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$47,963	96%	$48,571	95%	$(608)	(1)%
Professional services and other	1,987	4	2,409	5	(422)	(18)
Total	$49,950	100%	$50,980	100%	$(1,030)	(2)%

During the three months ended September 30, 2024, subscription and support revenue decreased compared to the three months ended September 30, 2023 primarily due to a decrease in revenue from our premium offerings as described above. Professional services and other revenue decreased by $0.4 million, or 18%, compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Three Months Ended September 30,
	2024		2023		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$30,153	60%	$30,507	60%	$(354)	(1)%
Europe	8,126	16	8,236	16	(110)	(1)
Japan	4,249	9	4,798	9	(549)	(11)
Asia Pacific	7,418	15	7,331	14	87	1
Other	4	—	108	0	(104)	(96)
International subtotal	19,797	40	20,473	39	(676)	(3)
Total	$49,950	100%	$50,980	99%	$(1,030)	(2)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the three months ended September 30, 2024, total revenue for North America decreased by $0.4 million, or 1%, compared to the three months ended September 30, 2023. During the three months ended September 30, 2024, total revenue outside of North America decreased by $0.7 million, or 3%, compared to the three months ended September 30, 2023. The decrease in revenue in Japan was primarily driven by a decrease in average revenue per premium customer as customer usage-based fees were less in the current period. The decreases in Asia Pacific and Europe were due equally to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Three Months Ended September 30,
	2024		2023		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$16,574	35%	$16,892	35%	$(318)	(2)%
Professional services and other	1,804	91	2,369	98	(565)	(24)
Total	$18,378	37%	$19,261	38%	$(883)	(5)%

In the three months ended September 30, 2024, cost of subscription and support revenue decreased $0.3 million, or 2%, compared to the three months ended September 30, 2023. The decrease resulted primarily from a decrease in IT and infrastructure costs of $1.2 million and was partially offset by an increase in depreciation and amortization expense, partner commissions costs, and employee costs of $0.5 million, $0.2 million and $0.2 million respectively.

In the three months ended September 30, 2024, cost of professional services and other revenue decreased $0.6 million, or 24%, compared to the three months ended September 30, 2023. The decrease resulted primarily from a decrease in consulting expenses of $0.6 million.

Gross Profit

	Three Months Ended September 30,
	2024		2023		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$31,389	65%	$31,679	65%	$(290)	(1)%
Professional services and other	183	9	40	2	143	358
Total	$31,572	63%	$31,719	62%	$(147)	0%

The overall gross profit percentage was 63% and 62% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross profit percentage was due to the aforementioned decreases in cost of revenues partially offset by the decrease in subscription and support revenue. Subscription and support gross profit decreased $0.3 million, or 1%, compared to the three months ended September 30, 2023. Professional services and other gross profit increased by $ 0.1 million, or 358%, compared to the three months ended September 30, 2023. We expect that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2024		2023		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$8,742	18%	$8,730	17%	$12	0%
Sales and marketing	16,393	33	17,222	34	(829)	(5)
General and administrative	9,241	19	7,941	16	1,300	16
Merger-related	—	—	117	—	(117)	(100)
Total	$34,376	69%	$34,010	67%	$366	1%

Research and Development. In the three months ended September 30, 2024, research and development expense remained largely consistent as compared to the three months ended September 30, 2023. We expect research and development costs in absolute dollars to remain relatively steady in the remainder of 2024.

Sales and Marketing. In the three months ended September 30, 2024, sales and marketing expense decreased by $0.8 million, or 5%, compared to the three months ended September 30, 2023 primarily due to a decrease in employee-related expenses of $0.7 million. We expect sales and marketing expense in absolute dollars to decrease during the remainder of 2024.

General and Administrative. In the three months ended September 30, 2024, general and administrative expense increased by $1.3 million, or 16%, compared to the three months ended September 30, 2023 primarily due to increases in in employee-related costs, including contractor expenses, legal fees, and depreciation expense of $0.5 million, $0.4 million, and $0.3 million, respectively. We expect general and administrative expenses in absolute dollars to increase modestly during the remainder of 2024.

Merger-Related. In the three months ended September 30, 2024, merger-related expenses decreased by $0.1 million, or 100%, due to costs incurred in connection with merger-related activities incurred in 2023 which did not recur in 2024.

Overview of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Total revenue decreased by 1%, or $1.4 million, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to a decrease in subscription and support revenue of 1% or $1.4 million, primarily due to a decrease in revenue from our premium offerings. Our revenue from premium offerings decreased by $1.3 million, or 1%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Professional services and other revenue remained largely consistent in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process. Our ability to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenue.

In constant currency, our total revenue for the nine months ended September 30, 2024 would have been approximately $151.0 million. The majority of the effect of revenue in constant currency was in revenues denominated in Japanese Yen of $1.3 million. Constant currency is calculated as translating current period revenue denominated in foreign currencies at the exchange rates of the prior period of comparison.

Our gross profit decreased by $0.7 million, or 1%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a decrease in subscription and support revenue, as well as an increase in amortization expense related to our capitalized internal-use software. Our ability to continue to maintain our overall gross profit will depend primarily on our ability to continue controlling our costs of delivery and our revenue from premium offerings.

Loss from operations was $5.8 million in the nine months ended September 30, 2024 compared to a loss from operations of $19.4 million in the nine months ended September 30, 2023. This is primarily due to a decrease in operating expenses of $14.3 million, offset by a decrease in gross profit of $0.7 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Revenue

	Nine Months Ended September 30,
	2024		2023		Change
Revenue by Product Line	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Premium	$148,792	99%	$150,046	99%	$(1,254)	(1)%
Volume	886	1	985	1	(99)	(10)
Total	$149,678	100%	$151,031	100%	$(1,353)	(1)%

During the nine months ended September 30, 2024, revenue decreased by $1.4 million, or 1%, compared to the nine months ended September 30, 2023, primarily due to a decrease in revenue from our premium offerings. The decrease in premium revenue of $1.3 million, or 1%, is the result of a decrease in the number of our customers and in the average revenue per premium customer. In the nine months ended September 30, 2024, volume revenue did not change materially compared to the nine months ended September 30, 2023, as we continue to focus on the market for our premium solutions.

	Nine Months Ended September 30,
	2024		2023		Change
Revenue by Type	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$143,329	96%	$144,686	96%	$(1,357)	(1)%
Professional services and other	6,349	4	6,345	4	4	0
Total	$149,678	100%	$151,031	100%	$(1,353)	(1)%

During the nine months ended September 30, 2024, subscription and support revenue decreased by $1.4 million, or 1%, compared to the nine months ended September 30, 2023, due to the aforementioned decrease in revenue premium offerings. Professional services and other revenue remained nearly the same compared to the corresponding quarter in the prior year. Professional services and other revenue will vary from period to period depending on the number of implementations and other projects that are in process.

	Nine Months Ended September 30,
	2024		2023		Change
Revenue by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
North America	$91,363	61%	$90,303	60%	$1,060	1%
Europe	24,207	16	24,338	16	(131)	(1)
Japan	13,150	9	14,922	10	(1,772)	(12)
Asia Pacific	20,662	14	21,191	14	(529)	(2)
Other	296	—	277	0	19	7
International subtotal	58,315	39	60,728	40	(2,413)	(4)
Total	$149,678	100%	$151,031	100%	$(1,353)	(1)%

For purposes of this section, we designate revenue by geographic regions based upon the locations of our customers. North America is comprised of revenue from the United States, Canada and Mexico. International is comprised of revenue from locations outside of North America. Depending on the timing of new customer contracts, revenue mix from a geographic region can vary from period to period.

During the nine months ended September 30, 2024, total revenue for North America increased by $1.1 million, or 1%, compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, total revenue outside of North America decreased by $2.4 million, or 4%, compared to the nine months ended September 30, 2023. The decrease in revenue in Japan was primarily driven by the strengthening of the U.S. dollar against the Japanese Yen. The decrease in Asia Pacific was due to a decrease in customers and a decrease in average revenue per premium customer as usage-based fees decreased.

Cost of Revenue

	Nine Months Ended September 30,
	2024		2023		Change
Cost of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,658	35%	$51,760	36%	$(1,102)	(2)%
Professional services and other	6,749	106	6,269	99	480	8
Total	$57,407	38%	$58,029	38%	$(622)	(1)%

In the nine months ended September 30, 2024, cost of subscription and support revenue decreased $1.1 million, or 2%, compared to the nine months ended September 30, 2023. The decrease resulted primarily from a decrease in third-party service provider costs of $4.0 million. This decrease was offset by an increase in depreciation and amortization expense, and partner commission expenses of $1.9 million, and $0.9 million respectively.

In the nine months ended September 30, 2024, cost of professional services and other revenue increased $0.5 million, or 8%, compared to the nine months ended September 30, 2023. The increase resulted primarily from an increase in consulting expenses of $0.8 million. This increase was offset by a decrease in employee costs of $0.3 million.

Gross Profit

	Nine Months Ended September 30,
	2024		2023		Change
Gross Profit	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands, except percentages)
Subscription and support	$92,671	65%	$92,926	64%	$(255)	0%
Professional services and other	(400)	(6)	76	1	(476)	nm
Total	$92,271	62%	$93,002	62%	$(731)	(1)%

nm: not meaningful

The overall gross profit percentage was 62% and 62% for the nine months ended September 30, 2024 and 2023, respectively. Subscription and support gross profit did not change materially compared to the nine months ended September 30, 2023. Professional services and other gross profit decreased by $0.5 million compared to the nine months ended September 30, 2023. The negative professional services and other gross profit of $0.4 million for the nine months ended September 30, 2024 was driven by the utilization of, and inefficiencies within our services resources. We expect that gross profit, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of subscription and support revenue and professional services and other revenue, and the type, timing and duration of service required in delivering certain projects.

Operating Expenses

	Nine Months Ended September 30,
	2024		2023		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands, except percentages)
Research and development	$26,566	18%	$28,941	19%	$(2,375)	(8)%
Sales and marketing	49,927	33	55,721	37	(5,794)	(10)
General and administrative	27,607	18	27,410	18	197	1
Merger-related	—	—	307	—	(307)	(100)
Gain on sale of assets	(6,000)	(4)	—	—	(6,000)	nm
Total	$98,100	66%	$112,379	74%	$(14,279)	(13)%

nm: not meaningful

Research and Development. In the nine months ended September 30, 2024, research and development expense decreased by $2.4 million, or 8%, compared to the nine months ended September 30, 2023 primarily due to a decrease in employee costs, consulting expenses, and depreciation and amortization expenses of $2.0 million, $0.3 million, and $0.1 million respectively. These decreases were offset by an increase in software and hardware costs of $0.1 million. We expect research and development costs in absolute dollars to remain steady in the remainder of 2024.

Sales and Marketing. In the nine months ended September 30, 2024, sales and marketing expense decreased by $5.8 million, or 10%, compared to the nine months ended September 30, 2023 primarily due to a decrease in employee costs, marketing and related costs, various operational costs and recruiting costs of $3.1 million, $1.2 million, $0.7 million, and $0.7 million, respectively. The $0.7 million decrease in various operational costs includes a decrease of $0.3 million of IT costs driven by lower hardware/software expenses. We expect sales and marketing expense in absolute dollars to decrease in the remainder of 2024.

General and Administrative. In the nine months ended September 30, 2024, general and administrative expense increased by $0.2 million, or 1%, compared to the nine months ended September 30, 2023 primarily due to an increase of $1.2 million in depreciation expense, driven by the commencement of Oracle Fusion depreciation in January 2024. The increase is offset by a decrease in employee-related expenses of $0.9 million. The $0.9 million reduction in employee-related costs reflects a $0.9 million decrease in stock-based compensation and a $0.4 million reduction in contractor expenses, partially offset by $0.4 million in higher restructuring charges. We expect general and administrative expenses in absolute dollars to increase modestly during the remainder of 2024.

Merger-Related. In the nine months ended September 30, 2024, merger-related expenses decreased by $0.3 million, or 100%, due to costs incurred in connection with merger-related activities in 2023 which did not recur in 2024.

Gain on Sale of Assets. In the nine months ended September 30, 2024, we sold a number of our patents for $6.0 million.

Liquidity and Capital Resources

Cash and cash equivalents.

Our cash and cash equivalents at September 30, 2024 were held for working capital purposes and were invested primarily in cash. We do not enter into investments for trading or speculative purposes. At September 30, 2024 and December 31, 2023, we had $14.0 million and $8.3 million, respectively, of cash and cash equivalents held by subsidiaries in international locations, including subsidiaries located in Japan and the United Kingdom. These earnings can be repatriated to the United States tax-free but could still be subject to foreign withholding taxes. During the quarter ended March 31, 2024, we received $6.0 million of cash consideration for the sale of patents. During the quarter ended September 30, 2023, cash flows used in operating activities were impacted by the placement of Silicon Valley Bank into Federal Deposit Insurance Corporation receivership. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months.

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flow Data	2024	2023
	(in thousands)
Cash flows provided by operating activities	$9,453	$306
Cash flows used in investing activities	$(989)	$(12,857)
Cash flows used in financing activities	$(239)	$(1,956)

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

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, the provision for bad debts and the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2024 was $9.5 million. The cash provided by operating activities primarily resulted from net non-cash charges of $17.2 million, net changes in our operating assets and liabilities of $1.1 million, and a net loss of $6.6 million. Net non-cash expenses mainly consisted of $15.2 million for depreciation and amortization and $8.0 million for stock-based compensation, offset by the impact of the gain on sale of assets of $6.0 million. Cash outflows resulting from changes in our operating assets and liabilities consisted primarily of an increase in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payable of $5.6 million, a decrease in deferred revenue of $4.9 million, and a decrease in operating leases of $0.4 million. These cash outflows were offset by decreases in accounts receivable and other assets of $5.7 million and $0.3 million, respectively, and an increase in accrued expenses of $4.2 million. The increase in cash flows provided by operating activities in the nine months ended September 30, 2024 compared to the prior period is primarily due to a reduction in net loss of $13.7 million and cash favorable changes in operating assets and liabilities of $1.0 million, offset by a decrease of $5.6 million in non-cash charges and non-operating cash flows associated with the sale of assets.

Cash flows used in investing activities.

Cash used in investing activities during the nine months ended September 30, 2024 was $1.0 million, consisting primarily of a gain in the sale of assets of $6.0 million, offset by $5.7 million in cash used for the capitalization of internal-use software costs and $1.3 million in cash used for capital expenditures to support the business. The increase in cash flows used in investing activities is primarily due to the gain on the sale of assets in 2024.

Cash flows used in financing activities.

Cash used in financing activities for the nine months ended September 30, 2024 was $0.2 million, due to other financing activities.

Credit facility.

On November 1, 2023, we entered into a loan modification agreement to our existing amended and restated loan and security agreement with a lender (the “Loan Agreement”), for the extension of the maturity date of amounts due under our Second Restated Loan Agreement with the lender until three years from the date of the Loan Agreement, providing for up to a $30.0 million asset-based line of credit (the “Line of Credit”). Borrowings under the Line of Credit are secured by substantially all of our assets, excluding our intellectual property. We were in compliance with all covenants under the Line of Credit as of September 30, 2024. As we have not currently drawn on the Line of Credit, there are no amounts outstanding as of September 30, 2024.

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

In assessing our ability to utilize our net deferred tax assets, we considered whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon the level of our historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a valuation allowance against our U.S. deferred tax assets as of September 30, 2024 and December 31, 2023.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended September 30,
	2024	2023
Revenues generated in locations outside the United States	45%	44%
Revenues in currencies other than the United States dollar (1)	24%	23%
Expenses in currencies other than the United States dollar (1)	17%	17%

	Nine Months Ended September 30,
	2024	2023
Revenues generated in locations outside the United States	44%	45%
Revenues in currencies other than the United States dollar (1)	24%	25%
Expenses in currencies other than the United States dollar (1)	17%	17%

(1)
Percentage of revenues and expenses denominated in foreign currency for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Revenues	Expenses	Revenues	Expenses
Euro	6%	2%	6%	1%
British pound	7	5	6	5
Japanese Yen	8	1	9	2
Other	3	9	2	9
Total	24%	17%	23%	17%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Revenues	Expenses	Revenues	Expenses
Euro	6%	1%	6%	1%
British pound	6	5	6	6
Japanese Yen	9	2	10	2
Other	3	9	3	8
Total	24%	17%	25%	17%

As of September 30, 2024, and December 31, 2023, we had $4.6 million and $6.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the euro and British pound primarily because our European operations have a higher proportion of our local currency denominated expenses, in addition to the Japanese Yen as result of our ongoing operations in Japan. During the nine months ended September 30, 2024 the U.S. dollar has strengthened by approximately 3%, compared to the British pound, remained steady at 0% compared to the euro, and weakened by approximately 8.5% against the Japanese Yen, compared to the nine months ended September 30, 2023. Relative to foreign currency exposures existing at September 30, 2024, a further 20% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended September 30, 2024, we estimated that a 20% unfavorable movement in foreign currency exchange rates would have decreased revenues by $7.1 million, decreased expenses by $5.4 million and decreased operating income by $1.7 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2024.

Interest rate risk

We had cash and cash equivalents totaling $27.0 million at September 30, 2024. Cash and cash equivalents were invested primarily in cash and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. Declines in interest rates, however, would reduce future interest income. We did not incur interest expense in the three months ended September 30, 2024. An unfavorable movement of 10% in the interest rate on the Line of Credit would not have had a material effect on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

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

Our success depends upon the continued service of our executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. On April 10, 2024, Robert Noreck stepped down from his position as our Chief Financial Officer (“CFO”) upon our Board’s election of John Wagner as CFO. Mr. Noreck served as a consultant, assisting with the transition of his responsibilities until September 30, 2024, at which time Mr. Noreck’s services to us terminated. Leadership transitions can be inherently difficult to manage, and if we have an inadequate transition of our CFO, it may cause disruption to our business, including to our relationships with customers, vendors and employees. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

BRIGHTCOVE INC.
(Registrant)

Date: November 4, 2024	By: /s/ Marc DeBevoise

Marc DeBevoise
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By: /s/ John Wagner

John Wagner
Chief Financial Officer
(Principal Financial Officer)